Form 10-Q
period 1995-06-30
UNITED MEDICORP INC
filed 1995-08-11
CIK 831460

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                _____________

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1995                                     Commission File No.1-10418


                             UNITED MEDICORP, INC.
              (Exact name of registrant as specified in charter)


DELAWARE                                                          75-2217002
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization)


10210 N. CENTRAL EXPRESSWAY, #400
DALLAS, TEXAS                                                          75231
(Address of principal                                             (Zip Code)
executive offices)




             Registrant's telephone number, including area code:
                                 214/691-2140


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---     ---

As of July 1, 1995, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                             UNITED MEDICORP, INC.
                                June 30, 1995

                              TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Consolidated Balance Sheet as of June 30, 1995
  and December 31, 1994 ....................................................  3

  Consolidated Statement of Revenues and Expenses
  for the Three Months Ended June 30, 1995 and 1994, and
  for the Six Months Ended June 30, 1995 and 1994 ..........................  4

  Consolidated Statement of Cash Flows for the
  Three Months Ended June 30, 1995 and 1994, and
  for the Six Months Ended June 30, 1995 and 1994 ..........................  5

  Notes to Consolidated Financial Statements ...............................  6

  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ......................................  7

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings ................................................ 12

  Item 2. Changes in Securities ............................................ 12

  Item 3. Default Upon Senior Securities ................................... 12

  Item 4. Submission of Matters to a Vote of Security Holders .............. 12

  Item 5. Other Information ................................................ 12

  Item 6. Exhibits and Reports on Form 8-K ................................. 12


SIGNATURES ................................................................. 13


                   UNITED MEDICORP, INC.
                CONSOLIDATED BALANCE SHEET


                                                          (UNAUDITED)     (AUDITED)
                                                            JUNE 30,     DECEMBER 31,
                                                              1995          1994
                                                          ------------   ------------

CURRENT ASSETS:
 Cash and cash equivalents                                    $147,022       $351,233
 Restricted cash                                                     0          4,851
 Purchased claims                                                    0         37,721
 Accounts receivable (net)                                     156,885        154,592
 Notes receivable (net)                                         12,214         12,214
 Prepaid expenses and other                                     17,055         24,630
                                                          ------------   ------------
  TOTAL CURRENT ASSETS                                         333,176        585,241

PROPERTY AND EQUIPMENT (net)                                   264,636        322,300

OTHER ASSETS:
 Goodwill                                                        4,317          5,353
 Deposits                                                       14,092         22,272
                                                          ------------   ------------
  TOTAL ASSETS                                                $616,221       $935,166
                                                          ============   ============

CURRENT LIABILITIES:
 Payable to clients                                                 $0        $26,640
 Trade accounts payable                                         78,118         63,257
 Accrued expenses                                              135,158        137,462
 Notes payable                                                       0        200,000
 Current portion of capital lease obligations                   28,061         18,576

  TOTAL CURRENT LIABILITIES                                    241,337        445,935


LONG TERM LEASE OBLIGATION                                     154,702        164,187

DEFERRED CREDITS                                                 7,830         31,319

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; 50,000,000 authorized,
  26,415,764 shares issued at 6/30/95 and 12/31/94             264,157        264,157

Less: 105,547 shares of treasury stock, at 6/30/95
  and 12/31/94, at cost                                       (221,881)       (221,881)
Additional paid-in capital                                  18,552,341      18,552,341
Retained deficit                                           (18,382,265)    (18,300,892)
                                                           -----------     ------------

  TOTAL STOCKHOLDERS' EQUITY                                   212,352         293,725
                                                           -----------     ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $616,221        $935,166
                                                           ===========     ============


The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
               CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                 (UNAUDITED)

                                    THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                        ENDED            ENDED           ENDED          ENDED
                                   JUNE 30, 1995    JUNE 30, 1994     JUNE 30,1995   JUNE 30, 1994
                                   -------------    -------------     ------------   -------------

REVENUES:
  Fee income                          $497,345         $298,008       $1,085,487       $598,076
  Interest income                        1,510            4,851            3,190         10,848
                                      --------         --------       ----------       --------
    TOTAL REVENUES                     498,855          302,859        1,088,677        608,924

EXPENSES:
  Salaries and benefits                403,030          268,343          798,343        525,002
  Selling, general and administrative  118,382          183,517          233,218        335,029
  Professional fees                     17,414           29,030           33,905         68,235
  Office and equipment rental           19,623           15,955           35,760         33,185
  Depreciation and amortization         26,784           23,932           58,265         50,317
  Interest                               3,225            3,011           10,657          6,576
  Other                                    (98)           2,174              (98)        15,483
                                      --------        ---------        ---------      ---------
    TOTAL EXPENSES                     588,360          525,962        1,170,050      1,033,827
                                      --------        ---------        ---------      ---------
NET LOSS                              ($89,505)       ($223,103)        ($81,373)     ($424,903)
                                      ========        =========        =========      =========
NET LOSS PER SHARE                      ($0.00)          ($0.01)          ($0.00)        ($0.02)
                                      ========        =========        =========      =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       26,310,217       23,940,218       26,310,217     23,940,218
                                    ==========       ==========       ==========     ==========



The accompanying notes are an integral part of these financial statements.

                                                UNITED MEDICORP, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                           THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                               ENDED           ENDED           ENDED           ENDED
                                                           JUNE 30, 1995   JUNE 30, 1994   JUNE 30, 1995   JUNE 30, 1994
                                                           -------------   -------------   -------------   -------------
OPERATING ACTIVITIES:
  Net (loss)                                                 $(89,505)      $(223,103)      $ (81,373)       $(424,903)
  Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                              26,784          23,932          58,265           50,317
    Loss on disposal of assets                                      0           2,181               0           15,515
    Decrease in restricted cash                                 4,851               0           4,851           33,108
    Decrease in purchased claims                               37,721               0          37,721                0
    (Increase) Decrease in accounts receivable                 59,050          97,834          (2,293)               0
    Decrease in notes receivable                               21,000               0               0                0
    (Increase) Decrease in prepaid expenses and other             368          (1,980)          7,575            1,369
    (Decrease) in payable to clients                          (31,491)              0         (26,640)               0
    Increase (Decrease) in accounts payable                    35,923         (28,647)         14,861           16,678
    (Decrease) in accrued expenses                            (19,944)        (18,147)         (2,304)         (64,355)
    Increase (Decrease) in deposits and other                  (4,000)              0           8,180                0
    (Decrease) in deferred credits                            (11,744)        (11,745)        (23,489)         (23,489)
                                                             --------       ---------       ---------        ---------
      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         29,013        (159,675)         (4,646)        (395,760)
                                                             --------       ---------       ---------        ---------
INVESTING ACTIVITIES:
  Property and equipment, net                                   2,298         (39,437)            435         (100,518)
                                                             --------       ---------       ---------        ---------
      NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES          2,298         (39,437)            435         (100,518)
                                                             --------       ---------       ---------        ---------
FINANCING ACTIVITIES:
  Common stock subscribed                                           0         100,000         100,000          100,000
  (Increase) in restricted cash                                     0        (100,000)       (100,000)        (100,000)
  Repayment of notes payable                                        0               0        (200,000)            (882)
  Payments of capital lease obligations                             0          (9,017)              0          (17,593)
  Other                                                             0             287               0              287
                                                             --------       ---------       ---------        ---------
      NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES              0          (8,730)       (200,000)         (18,188)
                                                             --------       ---------       ---------        ---------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                31,311        (207,842)       (204,211)        (514,466)

CASH AND CASH EQUIVALENTS, beginning of period                115,711         540,694         351,233          847,318
                                                             --------       ---------       ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                     $147,022       $ 332,852       $ 147,022        $ 332,852
                                                             ========       =========       =========        =========

Additional Cash Flow Information

  Cash paid for interest                                      $     0       $   3,163       $  11,611        $   6,773


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PREPARATION

United Medicorp, Inc. (the "Company" or "UMC") is a publicly held company traded on the over the counter market under the symbol
UMCI which was founded in March, 1989 to provide medical insurance claims management services to healthcare providers throughout the United States.

The accompanying consolidated financial statements as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


2. CAPITAL INFUSION AND GOING CONCERN

At June 30, 1995, the Company had $147,022 in cash and cash equivalents and $156,885 in net accounts receivable. The Company had positive cash flow of $31,311 during the second quarter of 1995. These funds along with forecasted revenues are projected by management to be adequate to fund current levels of operations through 1995. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1995, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.


3. ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $156,885 of accounts receivable at June 30, 1995 are $18,024 related to services rendered to Healthcare Advisory Service of Puerto Rico ("HAS"). As of the date of this report,

HAS cash reserves are zero. The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. However, invoice payments totalling $114,711 have been made by HAS to UMC during the first half of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.

4. NOTES PAYABLE

On September 30, 1994, the Company signed a promissory note to borrow $200,000 from an offshore bank. The note bore interest at a rate of 15% per annum and was due and payable on March 31, 1995. Payment of the note was secured by the pledge of the Company's assets. The funds borrowed were used in the Company's Medical Claims Purchase program. This note was repaid in full with interest in two installments on January 30 and February 24, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL: During the second quarter, the Company placed a total of ten UMClaimPros on interim assignments in the business offices of healthcare providers. UMClaimPros revenue for the second quarter was $61,962 as compared to first quarter revenue of $12,582. The gross margin on UMClaimPros services is considerably less than the gross margin on UMC's other services.


On June 30, 1995, the Company completed a UMClaimPros assignment at a local hospital. This assignment produced 76 percent of the UMClaimPros revenue during the second quarter. There can be no assurance that the Company will be successful in securing new customers during the third quarter to replace the UMClaimPros revenue recognized during the second quarter.

On January 30 and February 24, 1995, the Company made two installments to repay in full with interest the $200,000 promissory note from an offshore bank.

During the fourth quarter of 1994, the Company initiated claims processing operations for a rural hospital ("RH") located in the southwestern United States. The Company's services to RH include Advance Funding, "Backlog" and "Ongoing" claims management services. Each of these services is governed by a separate contract between RH and UMC. During the three months ended June 30, 1995, the Company billed and collected Advance Funding fees of $504, Backlog fees of $15,369, and Ongoing fees of $80,510 under the RH contracts.

During the fourth quarter of 1994, the management of RH advised
UMC that RH intended to discontinue using the Advance Funding service provided by UMC. In addition, as described in the Company's Annual Report on Form 10K, Backlog contracts involve a one-time placement of claims which result in non-recurring revenue to UMC. As of June 30, 1995, most of the backlog claims RH had placed with UMC pursuant to the Backlog contract had been either collected or denied. Therefore, management believes that Backlog fees from RH in future quarters will decline significantly and/or cease altogether, absent a second placement of Backlog claims from RH. The Ongoing contract with RH expires September 30, 1995. There can be no assurance that this contract will be renewed, or if it is renewed, that the contract will generate additional revenue as anticipated by UMC management.

The financial condition of RH is such that the hospital's vendors, many of whom have not been paid for an extended period of time, could petition the courts to place RH under the supervision of a bankruptcy trustee. In the alternative, the Board of Trustees of RH could determine at any time to discontinue operations. Either of these events could have a significant negative impact on the Company's financial results and cash flow in the future.

PUERTO RICAN OPERATIONS: During the second quarter, the Company's Puerto Rican operations generated revenues of $12,945, direct expenses of $59,396 and an operating loss of $46,451. The Company's principal source of revenue in Puerto Rico is a contract between Healthcare Advisory Service of Puerto Rico ("HAS") and a government agency known as "AFASS". Under this contract, UMC provides claims processing services to a government funded hospital ("GH") and four government funded clinics. Under the AFASS contract, the Company was responsible for processing all claims generated by GH with dates of service between October 1, 1994 and June 30, 1995. UMC's fees for services rendered to GH during this period are 30% of the first $500,000 collected over a "baseline" of $1.875 million, 25% of the next $500,000 collected over the baseline, 20% of the next $500,000, 15% of the next $500,000 and 10% of the next $500,000 up to an aggregate of $2.5 million in over baseline collections. To date UMC has recognized revenues of $106,466, which were computed based on projected collections of approximately $2.23 million. Management's projection of total collections on the GH contract for the nine month period ending June 30, 1995 is between $2.3 and $2.4 million. However, due to a number of uncertainties associated with this projection, management decided not to recognize any revenue from the GH contract during the second quarter.

On June 24, 1995, the AFASS contract was amended to allow the continuation of the Company's services to GH and the four clinics referred to above for an undefined period beyond June 30, 1995. In addition, the Company received the right to process claims for five additional clinics as part of this contract amendment.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. However, invoice payments totalling $114,711 have been made by HAS to UMC during the first half of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.

At June 30, the Company had short term loans outstanding to HAS in the amount of $12,000. Interest on these loans shall accrue at the rate of 1.25 percent per month until the loans are repaid. Principal and accrued interest payments are scheduled to be repaid during 1995. Payment of these notes is secured by the pledge of HAS' interest in certain equipment located at HAS' customer sites, and HAS' interest in all claims processing contracts held by HAS.

SUBSEQUENT EVENTS: On July 21, the Company renewed the lease on its existing office space with approximately 8,200 square feet located in Dallas, Texas. The lease term was extended until January 31, 2001.

The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal services. In general, collections on most healthcare providers' new claims ("Ongoing") tend to average about 25 to 80 percent of the gross claim amount. Backlog collection ratios range from 0 to about 40 percent of the aggregate gross claim amount because many backlog claims have already been paid or denied by the insurance carriers prior to submission of the claims to UMC. For these previously paid claims, UMC often charges an administrative fee which is less than a collection fee.

                 PROCESSING VOLUME AND FEES

                                   1993                            1994                          1995
                                   ----                            ----                          ----
                          THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND
                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                         -------   -------   -------   -------   -------   -------   -------   -------

NUMBER OF CLAIMS
ACCEPTED FOR
PROCESSING
   ONGOING               29,310    30,829    24,690    32,552    32,280    38,779    46,972    46,021
   BACKLOG                3,700       569       553        48         0     5,753         0         0
                         ------    ------    ------    ------    ------    ------    ------    ------
   TOTAL                 33,010    31,398    25,243    32,600    32,280    44,532    46,972    46,021

GROSS AMOUNT OF
CLAIMS ACCEPTED FOR
PROCESSING ($000)
   ONGOING               15,288    15,721    12,502    14,935    14,280    18,571    19,182    19,999
   BACKLOG                2,448       678     1,067       207         0     3,362         0         0
                         ------    ------    ------    ------    ------    ------    ------    ------
   TOTAL                 17,736    16,399    13,569    15,142    14,280    21,933    19,182    19,999

COLLECTIONS ($000)
   ONGOING                6,869     6,939     6,277     6,516     7,336     7,851     9,270     9,883
   BACKLOG                1,413       756       375       136       194       130       272       159
                         ------    ------    ------    ------    ------    ------    ------    ------
   TOTAL                  8,282     7,695     6,652     6,652     7,530     7,981     9,542    10,042

FEES EARNED ($000)
   ONGOING                  313       308       278       290       332       371       549       482
   BACKLOG                   77        37        22         8        14        15        39        15
                         ------    ------    ------    ------    ------    ------     -----    ------
   TOTAL                    390       345       300       298       346       386       588       497


For Ongoing claims, there is typically a time lag of approximately 30 to 45 days from contract execution to computer hardware installation and training of customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Following installation and training of the customer's personnel, the customer begins entering claims and transmitting them to the Company. There is usually a time lag of 30 to 90 days between transmission of a claim to a third party payor and collection of a claim from that payor.

QUARTERLY INFORMATION: Total fees earned increased $199,337, or 67 percent, from $298,008 for the three months ended June 30, 1994 to $497,345 for the three months ended June 30, 1995. The increase was due to revenues from Puerto Rican operations, increased revenues from domestic customers and UMClaimPros placements. Other income decreased $3,341, from $4,851 for the three months ended June 30, 1994 to $1,510 for the three months ended June 30, 1995.

Salaries and benefits for the second quarter of 1995 increased $134,687, or 50 percent, from $268,343 for the three months ended June 30, 1994 to $403,030 for the three months ended June 30, 1995. Total headcount increased from 26 at June 30, 1994 to 55 at June 30, 1995, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $65,135, or 35 percent, from $183,517 for the three months ended June 30, 1994 to $118,382 for the three months ended June 30, 1995, due to decreases in temporary labor, dealer commission, system usage fees, maintenance and travel expenses offset by increases in telephone, supplies and postage expenses as a result of increased claims volume.

Professional fees decreased by $11,616, or 40 percent, from $29,030 in the second quarter of 1994 to $17,414 in the second quarter of 1995, due to lower consulting fees.

Rental expense increased $3,668, or 22 percent, from $15,955 in the second quarter of 1994 to $19,623 in the second quarter of 1995, due to the opening of the UMC office in Ponce, Puerto Rico on May 15, 1995.

Depreciation and amortization increased $2,852, or 11 percent, from $23,932 in the second quarter of 1994 to $26,784 in the second quarter of 1995, due primarily to fixed asset additions during 1994, including the lease of the new IBM AS/400 on December 29, 1994.

Interest expense increased by $214, or 7 percent, from $3,011 in the second quarter of 1994 to $3,225 in the second quarter of 1995.

Other expenses decreased $2,272 in the second quarter of 1995 as compared to the second quarter of 1994, due to losses on the disposal of assets during the second quarter of 1994.

SIX MONTH INFORMATION: Total fees earned increased $487,411, or 81 percent, from $598,076 for the six months ended June 30, 1994 to $1,085,487 for the six months ended June 30, 1995. The increase was due to revenues from domestic customers, the start up of Puerto Rican operations and revenues generated by UMClaimPros placements. Other income decreased $7,658, from $10,848 for the six months ended June 30, 1994 to $3,190 for the six months ended June 30, 1995.

Salaries and benefits for the first half of 1995 increased $273,341, or 52 percent, from $525,002 for the six months ended June 30, 1994 to $798,343 for the six months ended June 30, 1995. Total headcount increased from 26 at June 30, 1994 to 55 at June 30, 1995, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $101,811, or 30 percent, from $335,029 for the six months ended June 30, 1994 to $233,218 for the six months ended June 30, 1995, due to decreases in temporary labor, recruiting, dealer commission, travel and maintenance expenses offset by an increase in telephone expenses as a result of increased claims volume.

Professional fees decreased by $34,330, or 50 percent, from $68,235 in the first half of 1994 to $33,905 in the first half of 1995, due to lower consulting, legal and stock related expenses.

Rental expense increased $2,575, or 7 percent, in the second half of 1995 as compared to the second half of 1994, due to the opening of the office in Ponce, Puerto Rico on May 15, 1995.

Depreciation and amortization increased $7,948, or 15 percent, from $50,317 in the first half of 1994 to $58,265 in the first half of 1995, due primarily to fixed asset additions during 1994, including the lease of the new IBM AS/400 on December 29, 1994.

Interest expense increased by $4,081, or 62 percent, from $6,576 in the first half of 1994 to $10,657 in the first half of 1995.

Other expenses decreased $15,581 in the first half of 1995 as compared to the first half of 1994, due to losses on the disposal of assets during the first half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: Operating capital through June 30, 1995 has been derived primarily from the issuance of Common Stock ($18.8 million).

CAPITAL EXPENDITURES: During the second quarter of 1995 the Company purchased additional office equipment and software with an original cost of $5,551. These expenditures were used to purchase a facsimile machine for the Puerto Rico office and modify a custom software program.

LIQUIDITY OUTLOOK: At June 30, 1995, the Company had $147,022 in cash and cash equivalents and $156,885 in net accounts receivable. The Company had positive cash flow of $31,311 during the second quarter of 1995.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. However, invoice payments totalling $114,711 have been made by HAS to UMC during the first half of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.

While management believes that the Company could attain profitability before available operating capital is consumed, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms on which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,382,265 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                             UNITED MEDICORP, INC.

                          PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The Company is the defendant in a lawsuit filed on March 2, 1995 by a former employee of the Company. The lawsuit charges the Company with wrongful discharge. The former employee seeks unspecified past and future economic loss, damages, exemplary damages, reinstatement, attorney's fees and interest. The plaintiff has requested a trial by jury. Management believes this lawsuit to be without merit and intends to vigorously defend against the claim.



ITEM 2. CHANGES IN SECURITIES

  Not applicable.



ITEM 3. DEFAULT UPON SENIOR SECURITIES

  Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.



ITEM 5. OTHER INFORMATION

  Not applicable.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNITED MEDICORP, INC.
                                 (REGISTRANT)



By:  /s/ Peter W. Seaman                      Date:  August 10, 1995
     ------------------------------                  ---------------
     Peter W. Seaman, President and
     Chief Executive Officer




By:  /s/ Ross Spinazzola                      Date:  August 10, 1995
     ------------------------------                  ---------------
     Ross Spinazzola, Treasurer
     (Principal Accounting Officer)