Form 10-Q
period 1995-09-30
UNITED MEDICORP INC
filed 1995-11-13
CIK 831460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1995                                  Commission File No.1-10418


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
                                  214/691-2140


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                  -----      ------

As of October 1, 1995, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                            UNITED MEDICORP, INC.
                             September 30, 1995

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Consolidated Balance Sheet as of September 30, 1995
 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

 Consolidated Statement of Revenues and Expenses
 for the Three Months Ended September 30, 1995 and 1994, and
 for the Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . .  4

 Consolidated Statement of Cash Flows for the
 Three Months Ended September 30, 1995 and 1994, and
 for the Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . .  5

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .  6

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  14

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  14

 Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . .  14

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  14

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  14

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                          UNITED MEDICORP, INC.
                       CONSOLIDATED BALANCE SHEET

                                                      (UNAUDITED)       (AUDITED)
                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         1995              1994
                                                     -------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $     74,977      $    351,233
  Restricted cash                                               0             4,851
  Purchased claims                                              0            37,721
  Accounts receivable (net)                               146,160           154,592
  Notes receivable (net)                                    2,214            12,214
  Prepaid expenses and other                               22,740            24,630
                                                     ------------      ------------
   Total current assets                                   246,091           585,241

PROPERTY AND EQUIPMENT (net)                              226,808           322,300

OTHER ASSETS:
  Goodwill                                                  3,799             5,353
  Deposits                                                 14,818            22,272
                                                     ------------      ------------
   TOTAL ASSETS                                      $    491,516      $    935,166
                                                     ============      ============

CURRENT LIABILITIES:
  Payable to clients                                 $        268      $     26,640
  Trade accounts payable                                   78,586            63,257
  Accrued expenses                                        133,604           137,462
  Notes payable                                                 0           200,000
  Deferred revenue                                         15,959                 0
  Current portion of capital lease obligations             27,265            18,576
                                                     ------------      ------------
   Total current liabilities                              255,682           445,935

LONG TERM LEASE OBLIGATION                                145,809           164,187

DEFERRED CREDITS                                           12,574            31,319

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
  authorized, 26,415,764 shares issued at 9/30/95
  and 12/31/94                                            264,157           264,157

Less: 105,547 shares of treasury stock, at 9/30/95
  and 12/31/94, at cost                                  (221,881)         (221,881)
Additional paid-in capital                             18,552,341        18,552,341
Retained deficit                                      (18,517,166)      (18,300,892)
                                                     ------------      ------------
     Total stockholders' equity                            77,451           293,725
                                                     ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    491,516      $    935,166
                                                     ============      ============


The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
              CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                (UNAUDITED)

                                THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                    ENDED            ENDED            ENDED            ENDED
                                SEPT. 30, 1995   SEPT. 30, 1994   SEPT. 30, 1995   SEPT. 30, 199
                                --------------   --------------   --------------   -------------
REVENUES:
  Fee income                       $ 450,969        $ 345,957       $1,536,455       $  944,033
  Interest income                        403           (1,949)           3,593            8,899
                                   ---------        ---------       ----------       ----------
   Total revenues                    451,372          344,008        1,540,048          952,932

EXPENSES:
  Salaries and benefits              380,817          281,302        1,179,160          806,304
  Selling, general and
   administrative                    127,314          209,873          360,532          544,902
  Professional fees                   15,156           21,948           49,060           90,183
  Office and equipment rental         20,594           15,470           56,354           48,655
  Depreciation and amortization       39,792           26,791           98,057           77,108
  Interest                             3,800            2,540           14,457            9,116
  Other                               (1,200)            (573)          (1,298)          14,910
                                   ---------        ---------       ----------       ----------
   Total expenses                    586,273          557,351        1,756,322        1,591,178
                                   ---------        ---------       ----------       ----------

NET LOSS                           $(134,901)       $(213,343)      $ (216,274)      $ (638,246)
                                   =========        =========       ==========       ==========

NET LOSS PER SHARE                 $   (0.01)       $   (0.01)      $    (0.01)      $    (0.03)
                                   =========        =========       ==========       ==========

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING       26,310,217       24,730,218       26,310,217       24,203,551
                                  ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                         UNITED MEDICORP, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                        THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       SEPT. 30, 1995 SEPT. 30, 1994 SEPT. 30, 1995 SEPT. 30, 1994
                                                       -------------- -------------- -------------- --------------
OPERATING ACTIVITIES:
  Net (loss)                                             $(134,901)     $(213,343)     $(216,274)     $(638,246)
  Adjustments to reconcile net loss to cash used in
  operating activities:
     Depreciation and amortization                          39,792         26,791         98,057         77,108
     (Gain) Loss on disposal of assets                           0           (604)             0         14,911
     Decrease in restricted cash                                 0              0          4,851              0
     (Increase) Decrease in purchased claims                     0        (60,000)        37,721        (60,000)
     Decrease in accounts receivable                        10,725         41,857          8,432         74,965
     Decrease in notes receivable                           10,000              0         10,000              0
     (Increase) Decrease in prepaid expenses and other      (5,685)       (11,413)         1,890        (10,044)
     Increase (Decrease) in payable to clients                 268              0        (26,372)             0
     Increase (Decrease) in accounts payable                   468         (5,262)        15,329         11,416
     Increase (Decrease) in accrued expenses                (1,554)        12,225         (3,858)       (52,130)
     Increase (Decrease) in deposits and other                (726)       (50,000)         7,454        (50,000)
     Increase in deferred revenue                           15,959              0         15,959              0
     Increase (Decrease) in deferred credits                 4,744        (11,745)       (18,745)       (35,234)
                                                         ---------      ---------      ---------      ---------
       Net cash (used) by operating activities             (60,910)      (271,494)       (65,556)      (667,254)
                                                         ---------      ---------      ---------      ---------
INVESTING ACTIVITIES:
  Property and equipment, net                               (1,446)       (29,462)        (1,011)      (129,980)
                                                         ---------      ---------      ---------      ---------
       Net cash (used) by investing activities              (1,446)       (29,462)        (1,011)      (129,980)
                                                         ---------      ---------      ---------      ---------
FINANCING ACTIVITIES:
  Common stock subscribed                                        0        353,485              0        353,485
  Decrease in restricted cash                                    0        200,000              0        200,000
  Repayment of notes payable                                     0              0       (200,000)          (882)
  Payments of capital lease obligations                     (9,689)        (9,481)        (9,689)       (27,074)
  Other                                                          0              0              0            287
                                                         ---------      ---------      ---------      ---------
     Net cash (used) provided by financing activities       (9,689)       544,004       (209,689)       525,816
                                                         ---------      ---------      ---------      ---------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS            (72,045)       243,048       (276,256)      (271,418)

CASH AND CASH EQUIVALENTS, beginning of period             147,022        332,852        351,233        847,318
                                                         ---------      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                 $  74,977      $ 575,900      $  74,977      $ 575,900
                                                         =========      =========      =========      =========

Additional Cash Flow Information

   Cash paid for interest                                $   3,440      $   2,798      $  15,051      $   9,571


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PREPARATION

United Medicorp, Inc. (the "Company" or "UMC") is a publicly held company traded on the over the counter market under the symbol UMCI, UMC was founded in March, 1989 to provide medical insurance claims management services to healthcare providers throughout the United States.

The accompanying consolidated financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


2.     CAPITAL INFUSION AND GOING CONCERN

At September 30, 1995, the Company had $74,977 in cash and cash equivalents and $146,160 in net accounts receivable. The Company had negative cash flow of $72,045 during the third quarter of 1995. These funds along with forecasted revenues are projected by management to be adequate to fund current levels of operations through 1995. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1995, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.


3.     ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $146,160 of accounts receivable at September 30, 1995 are $13,762 related to services rendered to Healthcare Advisory Service of Puerto Rico ("HAS"). As of the date of this report, HAS cash reserves are zero. The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. However, invoice payments totalling $138,439 have been made by HAS to UMC during the first nine months of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL: On September 21, the Company signed a Backlog contract with a 400 bed hospital located in the midwest. The initial placement under this contract involves accounts aged over one year.

On September 15, the Company signed a contract with a local hospital to determine the availability of third party coverage on about 1,200 patient files. The Company was paid a small fee for this service and is currently discussing addition special project assignments with this client.

During the third quarter, the Company placed a total of four UMClaimPros on interim assignments in the business offices of healthcare providers. All four of these assignments were of short duration. UMClaimPros revenue for the third quarter was $20,181 as compared to second quarter revenue of $61,962. The gross margin on UMClaimPros services is considerably less than the gross margin on UMC's other services. On June 30, 1995, the Company completed a UMClaimPros assignment at a local hospital. This assignment produced 76 percent of the UMClaimPros revenue during the second quarter.

On January 30 and February 24, 1995, the Company made two installments to repay in full with interest the $200,000 promissory note from an offshore bank.

During the fourth quarter of 1994, the Company initiated claims processing operations for a rural hospital ("RH") located in the southwestern United States. The Company's services to RH include Advance Funding, "Backlog" and "Ongoing" claims management services. Each of these services is governed by a separate contract between RH and UMC. During the three months ended September 30, 1995, the Company billed and collected Backlog fees of $2,451, and Ongoing fees of $80,333 under the RH contracts.

During the fourth quarter of 1994, the management of RH advised UMC that RH intended to discontinue using the Advance Funding service provided by UMC. In addition, as described in the Company's Annual Report on Form 10K, Backlog contracts involve a one-time placement of claims which result in non-recurring revenue to UMC. As of September 30, 1995, most of the backlog claims RH had placed with UMC pursuant to the initial Backlog contract had been either collected or denied. However, the Company did receive a second placement of backlog claims on October 23, 1995 which will result in future Backlog revenues from RH. The Ongoing contract with RH was extended until April 1, 1996. The collection fee charged the client was reduced by ten percent as part of the contract extension. There can be no assurance that this contract will be extended past April 1, 1996, or if it is extended, that the contract will generate additional revenue as anticipated by UMC management.

PUERTO RICAN OPERATIONS: On September 1, 1995, the Company signed a contract with a group of 15 physicians which provide emergency room services. The Company estimates that this contract will produce between $200 and $500 in monthly revenue.

The Company's principal source of revenue in Puerto Rico is a contract which was signed September 18, 1994 between Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"), and a government agency known as "AFASS". Under this contract, the Company served as a subcontractor to HAS in processing claims with dates of service from October 1, 1994 to June 30, 1995 for a government funded hospital ("GH") and four government funded clinics. UMC's fees for services rendered to the clinics are computed at 10% of collections. UMC has to date recognized fees for services rendered to GH during this period totalling $106,466. The fee structure for GH is 30% of the first $500,000 collected over a baseline of $1.875 million, 25% of the next $500,000 collected over the baseline, with 20%, 15%, and 10% fee rates available on successive $500,000 increments over the contract baseline.

On June 25, 1995, the AFASS contract was amended to allow the continuation of services for an undefined period of time beyond June 30, 1995. In addition, the Company received the right to process claims from four additional clinics, thus increasing the number of AFASS clinics served to eight. The baseline for the GH portion of the contract was reset at $2.5 million for the one year period from July 1, 1995 to June 30, 1996.

During the third quarter, the Company's Puerto Rican operation generated revenues of $9,395, direct expenses of $69,721, and an operating loss of $60,326. The primary reasons for the loss of $60,326 were the costs and normal delay in collections associated with the start up of services for the four additional AFASS clinics and the costs and normal delay in collections associated with the start of a new baseline measurement period for GH for claims with dates of service beginning July 1, 1995.

Management believes that collections during the fourth quarter will be sufficient to generate revenues on all of the eight clinics served, and the GH. However, there can be no assurance that the revenues produced will be sufficient to realize a profit, or that the contract will not be canceled or restructured by AFASS.

At September 30, 1995 the Company had receivables due from HAS in the amount of $13,762. On October 25, 1995, the Company received from HAS $8,592 in payment against these receivables. Invoice payments totalling $138,439 have been made by HAS to UMC during the first nine months of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.
There can be no assurance that the Company's current and future invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected.

At September 30, the Company had short term loans outstanding to HAS in the amount of $2,000. All remaining principal and accrued interest was repaid by HAS on October 25, 1995.

SUBSEQUENT EVENTS: On October 9, Ross Spinazzola resigned as Treasurer and Corporate Secretary effective November 15. Mr. Spinazzola has been with United Medicorp since its inception in 1989.

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

                           PROCESSING VOLUME AND FEES


                    1993                    1994                          1995
                   -------  ----------------------------------  -------------------------
                   FOURTH    FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD
                   QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                   -------  -------  -------  -------  -------  -------  -------  -------
NUMBER OF CLAIMS
ACCEPTED FOR
PROCESSING
    ONGOING         30,829   24,690   32,552   32,280   38,779   46,972   46,021   43,161
    BACKLOG            569      553       48        0    5,753        0        0        0
                    ------   ------   ------   ------   ------   ------   ------   ------
    TOTAL           31,398   25,243   32,600   32,280   44,532   46,972   46,021   43,161

GROSS AMOUNT OF
CLAIMS ACCEPTED FOR
PROCESSING ($000)
  ONGOING           15,721   12,502   14,935   14,280   18,571   19,182   19,999   18,791
  BACKLOG              678    1,067      207        0    3,362        0        0        0
                    ------   ------   ------   ------   ------   ------   ------   ------
  TOTAL             16,399   13,569   15,142   14,280   21,933   19,182   19,999   18,791

COLLECTIONS ($000)
  ONGOING            6,939    6,277    6,516    7,336    7,851    9,270    9,883    9,613
  BACKLOG              756      375      136      194      130      272      159       28
                    ------   ------   ------   ------   ------   ------   ------   ------
  TOTAL              7,695    6,652    6,652    7,530    7,981    9,542   10,042    9,641

FEES EARNED ($000)
  ONGOING             308       278      290      332      371      549      482      449
  BACKLOG              37        22        8       14       15       39       15        2
                    ------   ------   ------   ------   ------   ------   ------   ------
  TOTAL               345       300      298      346      386      588      497      451


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

QUARTERLY INFORMATION: Total fees earned increased $105,012, or 30 percent, from $345,957 for the three months ended September 30, 1994 to $450,969 for the three months ended September 30, 1995. The increase was due to increased revenues from domestic customers, UMClaimPros placements and revenues from Puerto Rican operations. Other income increased $2,352, from ($1,949) for the three months ended September 30, 1994 to $403 for the three months ended September 30, 1995.

Salaries and benefits for the third quarter of 1995 increased $99,515, or 35 percent, from $281,302 for the three months ended September 30, 1994 to $380,817 for the three months ended September 30, 1995. Total headcount increased from 32 at September 30, 1994 to 52 at September 30, 1995, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $82,559, or 39 percent, from $209,873 for the three months ended September 30, 1994 to $127,314 for the three months ended September 30, 1995, due to decreases in dealer commission, temporary labor, travel, system usage fees and maintenance expenses offset by increases in travel, telephone and office supply expenses for Puerto Rican operations.

Professional fees decreased by $6,792, or 31 percent, from $21,948 in the third quarter of 1994 to $15,156 in the third quarter of 1995, due to lower consulting fees.

Rental expense increased $5,124, or 33 percent, from $15,470 in the third quarter of 1994 to $20,594 in the third quarter of 1995, due to the opening of the UMC office in Ponce, Puerto Rico on May 15, 1995.

Depreciation and amortization increased $13,001, or 49 percent, from $26,791 in the third quarter of 1994 to $39,792 in the third quarter of 1995, due to a deferred lease credit of $10,828 and fixed asset additions during 1994, including the lease of the new IBM AS/400 on December 29, 1994.

Interest expense increased by $1,260, or 50 percent, from $2,540 in the third quarter of 1994 to $3,800 in the third quarter of 1995.

Other expenses decreased $627 in the third quarter of 1995 as compared to the third quarter of 1994, due to larger gains on the disposal of assets during the third quarter of 1995.

NINE MONTH INFORMATION: Total fees earned increased $592,422, or 63 percent, from $944,033 for the nine months ended September 30, 1994 to $1,536,455 for the nine months ended September 30, 1995. The increase was due to increased revenues from domestic customers, the start up of Puerto Rican operations and revenues generated by UMClaimPros placements. Other income decreased $5,306, from $8,899 for the nine months ended September 30, 1994 to $3,593 for the nine months ended September 30, 1995.

Salaries and benefits for the first nine months of 1995 increased $372,856, or 46 percent, from $806,304 for the nine months ended September 30, 1994 to $1,179,160 for the nine months ended September 30, 1995. Total headcount increased from 32 at September 30, 1994 to 52 at September 30, 1995, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $184,370, or 34 percent, from $544,902 for the nine months ended September 30, 1994 to $360,532 for the nine months ended September 30, 1995, due to decreases in temporary labor, dealer commissions, recruiting, maintenance, travel and system usage fees offset by an increase in telephone, supplies and postage expenses as a result of increased domestic claims volume and the start up of operations in Puerto Rico.

Professional fees decreased by $41,123, or 46 percent, from $90,183 in the first nine months of 1994 to $49,060 in the first nine months of 1995, due to lower consulting, legal and stock related expenses.

Rental expense increased $7,699, or 16 percent, from $48,655 in the first nine months of 1994 to $56,354 for the first nine months of 1994, due to the opening of the office in Ponce, Puerto Rico on May 15, 1995.

Depreciation and amortization increased $20,949, or 27 percent, from $77,108 in the first nine months of 1994 to $98,057 in the first nine months of 1995, due to a deferred lease credit of $10,828 and fixed asset additions during 1994, including the lease of the new IBM AS/400 on December 29, 1994.

Interest expense increased by $5,341, or 59 percent, from $9,116 in the first nine months of 1994 to $14,457 in the first nine months of 1995.

Other expenses decreased $16,208 in the first nine months of 1995 as compared to the first nine months of 1994, due to losses on the disposal of assets during the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: Operating capital through September 30, 1995 has been derived primarily from the issuance of Common Stock ($18.8 million).

CAPITAL EXPENDITURES: During the third quarter of 1995 the Company purchased additional computer and office equipment with an original cost of $1,446.

LIQUIDITY OUTLOOK: At September 30, 1995, the Company had $74,977 in cash and cash equivalents and $146,160 in net accounts receivable. The Company had negative cash flow of $72,045 during the third quarter of 1995.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. However, invoice payments totalling $138,439 have been made by HAS to UMC during the first nine months of 1995. The Company has not established any reserve for bad debts related to receivables due from HAS.

While management believes that the Company could attain profitability before available operating capital is consumed, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms on which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,517,166 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                            UNITED MEDICORP, INC.
                                (REGISTRANT)



By:  /s/ Peter W. Seaman                     Date:  November 10, 1995
     ------------------------------                 -----------------
     Peter W. Seaman, President and
     Chief Executive Officer




By:  /s/ Ross Spinazzola                     Date:  November 10, 1995
     ------------------------------                 -----------------
     Ross Spinazzola, Treasurer
     (Principal Accounting Officer)