Form 10-K
period 1995-12-31
UNITED MEDICORP INC
filed 1996-04-15
CIK 831460

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                             Washington, D.C.  20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-10418

                              UNITED MEDICORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     75-2217002
     (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)                Identification No.)

  10210 NORTH CENTRAL EXPRESSWAY, SUITE 400
               Dallas, Texas                                75231
   (Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (214) 691-2140

           Securities Registered Pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange
               Title of Each Class      on Which Registered
               -------------------     ---------------------
                       NONE                    NONE

         Securities Registered Pursuant to Section 12(g) of the Act:

                             Title of Each Class
                                COMMON STOCK

     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X    NO
         ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K._____

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the bid and asked prices of such stock on April 2, 1996 was $312,520.

     As of April 2, 1996 there were 26,310,217 shares of Common Stock, $.01 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 15, 1996 are incorporated herein by reference in Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              UNITED MEDICORP, INC.

                               INDEX TO FORM 10-K

ITEM
NUMBER              PART I                                                  PAGE
- ------              ------                                                  ----
1         Description of Business. . . . . . . . . . . . . . . . . . . . . . . 3
2         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
3         Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11
4         Submission of Matters to a Vote of
               Securities Holders. . . . . . . . . . . . . . . . . . . . . . .11

                    PART II
                    -------
5         Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . . . . .11
6         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .13
7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . .13
8         Financial Statements and Supplementary Data. . . . . . . . . . . . .25
9         Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . .25

                    PART III
                    --------
10        Directors and Executive Officers of the Registrant . . . . . . . . .26
11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .26
12        Securities Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . .26
13        Certain Relationships and Related Transactions . . . . . . . . . . .26


                    PART IV
                    -------
14        Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .27
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
- -------------------------------------------------------------------------------


GENERAL

     United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). All references herein to the Company include UMC-Texas, unless the context requires otherwise.

     The Company provides medical insurance claims management services to health care providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals and medical clinics. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's system. In addition, from time to time the Company also provides advance funding services where the Company purchases and then funds a portion of an eligible customers's claims in advance of payment of such claims by a private insurance carrier. A service called UMClaimPros was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

     Management believes that it has developed a computer hardware and proprietary software system and a line of services which, together with its experienced claims management personnel, are capable of effectively addressing the claims management needs of health care providers. In order to develop this system, the Company initially engaged Andersen Consulting, formerly a division of Arthur Andersen & Co., to provide the initial design, programming and installation of its electronic claims processing, management and advance funding system. Andersen Consulting completed its work for the Company in February 1991.

     The Company has also worked with several other companies that provide enhanced software, computer hardware and maintenance, electronic claim clearinghouse services, financing and other valuable services specifically designed to meet the needs of health care providers. Management believes these efforts have produced a system that provides the Company's customers with enhanced claims editing, error detection and management capabilities. Management further believes its application and refinement of electronic and computer technologies in the health care claims management industry will enable the Company to provide claims processing services that will significantly improve its customers' cash flow.

INDUSTRY OVERVIEW

     The U.S. healthcare industry continues to experience tremendous change as both federal and state governments as well as private industry work to bring more efficiency and effectiveness to the healthcare system. UMC's business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payers have willingly paid the prices established by providers while other payers, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged payers willing to pay established prices increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., cost shifting). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables and bad debt levels and higher business office costs. Providers overcome these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. As providers experience limitations in their continued ability to shift cost in these ways, the amount of reimbursement received by UMC's clients may be reduced and UMC's rate of growth in revenues, assuming present management fee levels, may decline. However, management believes UMC may benefit from providers' attempts to offset declines in profitability through seeking more effective and efficient business management services such as those provided by UMC. UMC continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

CUSTOMER SERVICES AND FEE STRUCTURE

     ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the Company's "Ongoing" claims processing service typically receive computer software from the Company that facilitates claims preparation, editing and transmission. Under the Company's Ongoing service, the Company edits, submits, manages, coordinates, submits required additional information, and collects claims on behalf of its customers. In order to implement this package of services the Company often installs interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. The payor is directed to send the claim payment directly to the customer or to UMC. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. Complete claims settlement reports are sent to customers on a semi-weekly or weekly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service.

     BACKLOG ACCOUNTS RECEIVABLE SERVICES: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payer, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection.

     ADVANCE FUNDING SERVICES: Customers who use the Company's advance funding service submit claims to the Company, which in turn transmits them to the appropriate insurance carrier. To implement this service, the Company purchases an undivided interest in a claim and advances between 45 and 60 percent of the insurance claim amount to the customer within seven business days of purchase by the Company. When the carrier pays the claim, it sends the payment directly to the Company's post office box for deposit pursuant to a special power-of-attorney granted by the customer to the Company. The Company then disburses the balance of that insurance claim payment to the customer, minus the funds previously advanced and the Company's fee. In the event payment from an insurance carrier is not received within 120 days after a given claim is funded, the Company has the right, under the terms of its standard customer contract, to require that the customer repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days. The advance funding fee is not payable by the customer for any claim not collected.

     To qualify for the Company's advance funding service, a customer is required to allow the Company to file appropriate Uniform Commercial Code financing statements to establish the Company's interest in the customer's insurance claims receivable. In addition, the Company provides advance funding services only on those claims written on insurance carriers whose financial standing meets financial criteria established by the Company. Furthermore, the Company requires that the customer verify the existence and amount of coverage on each insurance claim with the insurance carrier before transmitting the claim to the Company. The Company reverifies insurance coverage with the carrier before advancing any funds to the customer.

     During September 1994 the Company reentered the advance funding services market by signing a contract to purchase claims with an anticipated realizable value of $145,643. As of December 31, 1994, $37,720 of these purchased claims remained to be collected from commercial insurance companies. The Company collected the remainder of the claims purchased under this contract in May of 1995. The Company's ability to raise capital to fund the purchase of claims will determine the extent of the Company's ability to offer advance funding services in the future.

     MANAGED CARE CLAIMS REPRICING SERVICES: With the advent of managed care, many healthcare providers are being asked to accept discounted pricing arrangements in exchange for the opportunity to provide services to a given group of patients. These discounted pricing arrangements may be structured as a fixed percentage discount from standard charges, a defined "fee schedule" which results in lower charges for selected services, or more complicated structures involving caps, outliers, and per diems. These discounted fee structures are collectively referred to as "contracted rates".

     Many healthcare providers do not have the systems and personnel needed to efficiently and accurately reprice large volumes of managed care claims consistent with contracted rates. UMC has developed the specifications for a claims repricing module to be developed within UMC's proprietary Claims Automation Support System ("CLASS"), and has initiated program development work to enhance CLASS to support repricing functions.

     UMCLAIMPROS: The Company began providing interim staff services under the UMClaimPros label early in 1995. UMClaimPros are experienced billing and collection personnel who are employed by UMC and placed on temporary assignments in hospital and physician business offices. During 1995, the UMClaimPros service was only offered in the Dallas area.

     ECSPRESS SERVICES: Customers using the Company's "ECSpress" service typically receive computer software from the Company that facilitates claims preparation, editing and transmission. Under the Company's ECSpress service, the customer edits and transmits claims using the Company's software. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are sent to the insurance carriers, customers are provided with acknowledgement and error reports for the claims submitted. In most cases the Company charges a flat fee per claim or per month. Management believes that the Company's front end software and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service.

     FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing service, the Company generally charges healthcare providers contingency fees ranging from 4.75 to 10 percent of the amount the Company collects on behalf of these providers, depending upon the average claim amount collected. Backlog collection services are usually priced between 8 and 15 percent of the amount collected, depending upon the age of the claims. Collection ratios generally range from 0 percent to about 40 percent for Backlog projects and about 25 percent to 80 percent for Ongoing projects. UMClaimPros services are priced at a per hour rate based on the salary of the assigned personnel. ECSpress services are priced at a flat fee per claim or per month. Management believes that the Company's fee structure for its package of services is competitive.

SOFTWARE AND DATA PROCESSING

     The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. Andersen Consulting designed and implemented the original prototype of the Company's medical insurance claims processing and management system. The system became operational during the second half of 1989. In February, 1991 the Company sold to Andersen Consulting a license to use an early prototype version of the medical insurance claims processing and management software system and simultaneously discontinued the use of Andersen Consulting's services. Since then, the Company has continued to develop and enhance its systems using programmers employed by the Company.

     The computerized claims filing process involves the use of IBM PC-compatible claims processing software. Such software is used in hospital environments and in physician offices where integration with an existing computer system is desirable. The Company installs its software at the customer's site and trains the customer's personnel in the use of such software.

     The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain mistakes, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly to the Company, which performs further editing before they are forwarded to the insurance carrier directly or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses format and electronically transmit the claim data according to the specifications of the individual insurance carriers, which avoids delays resulting from paper routing and the errors resulting from insurance carrier data re-entry. If, however, the insurance carrier cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. The Company intends to continue to enhance and refine its claims processing and repricing, customer reporting, claims tracking and collection functions during 1996.

SALES AND MARKETING

     The Company solicits potential customers through its own resources and through independent sales representatives.

     On June 2, 1994, the Company signed an agreement with Healthcare Advisory Services of Puerto Rico, Inc. ("HAS"). Under the agreements, the Company provides claim processing, submission to payors and collection follow up services to customers of HAS in the Puerto Rican market during a three year term. HAS is responsible for marketing, sales and payer relations in the Puerto Rican market. HAS employs two full time sales representatives.

     During 1995, the Company signed three contracts with domestic healthcare providers. A contract was signed to deliver "patient balance" collection services to a major hospital in the midwest. A contract was signed to provide third party billing and patient balance collection services to selected clinics to be opened by a national operator of clinics. A third contract was signed to deliver claims repricing services to a managed care provider network.

     As noted elsewhere in this report, UMC has served as a sub-contractor to Healthcare Advisory Service of Puerto Rico ("HAS") in processing claims for HAS' customers in Puerto Rico. In September 1995, UMC signed the first contract in the UMC name in Puerto Rico with an emergency room physician group. UMC will continue its attempts to close additional contracts under the UMC name in the Puerto Rican market.

COMPETITION

     The Company has competition for each segment of its package of services. There are electronic claims processing companies, claims collection companies, claims management companies, factoring and financing firms, software vendors and temporary employment contractors. In addition, the Company faces stiff competition from the traditional in-house claims processing and collection departments of hospitals and other healthcare providers. Management believes that the Company's principal competitive strengths are the quality and reliability of its computer hardware and software systems, compatibility of its systems with those of prospective customers, technical support, service quality, industry experience, the number of insurance carriers to whom claims can be submitted, the breadth of services offered and the price of such services. The Company offers a broad range of services and believes that its fee structure compares favorably with that of its competitors. Nevertheless, many of the Company's competitors currently have competitive advantages over the Company.
In particular, some competitors, particularly those in the financial services business, are many times larger than the Company and could, if they chose to enter the market for the Company's line of services, devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future.

SIGNIFICANT CUSTOMERS

     During 1995, 91% of fee revenue was earned from three customers, the Washington Hospital Center (WHC), Mimbres Memorial Hospital (MMH), and Healthcare Advisory Service of Puerto Rico, Inc. (HAS). The Washington Hospital Center provided revenue totaling $1,262,899, or 64% of total fee revenue. Of the revenue generated by WHC during 1995, 99% was generated as a result of the ongoing contract described below and 1% was generated as a result of backlog contracts. Mimbres Memorial Hospital generated revenue of $364,365, or 18% of total fees. Of this revenue, 82% were ongoing fees, 16% were backlog fees, and 1% were funded claims fees. On March 14, 1996, MMH advised the Company that its contract for ongoing accounts receivable management services would not be renewed upon its expiration on April 1, 1996. HAS generated revenues totaling $176,635, or 9% of total fees.

     During 1994, 85% of fee revenue was earned from WHC. Of the revenue generated by WHC during 1994, 99% was generated as a result of the ongoing contract described below and 1% was generated as a result of backlog contracts.

     During 1993, 86% of fee revenue was earned from WHC. Of the revenue generated by WHC during 1993, 79% was generated as a result of the ongoing contract described below and 21% was generated as a result of backlog contracts.

     On December 15, 1992, the Company entered into a contract with WHC to provide ongoing processing of all of WHC's outpatient claims due from Medicare, Medicaid, Blue Cross, and commercial insurance carriers. Consistent with industry practice, this ongoing claims processing contract with WHC may be terminated by WHC or the Company upon 30 days prior written notice.

PATENTS AND TRADE SECRETS

     As has been typical in software-intensive industries, the Company does not hold any patents. The Company believes that patent protection is of less importance in an industry characterized by extremely rapid technological change than the expertise, experience and creativity of the Company's product development personnel. Employees of the Company are required to sign non-disclosure agreements. The Company relies on these agreements, its service contracts with customers, and trade secrets to protect its proprietary software, and to date, has had no indication of any material breach of these agreements.

EMPLOYEES

     At March 15, 1996, the Company employed 41 permanent full time employees, 2 permanent part time employees and 1 temporary employee. Of the 41 permanent full time, 9 employees were employed in Puerto Rico. From time to time the Company supplements its employee work force with temporary personnel to assist in claims processing. The Company believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts. The Company believes that its continued ability to recruit and maintain highly skilled management, marketing, sales, technical, collections and customer service personnel is essential to its future success.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ----------------------------------------------------------------------------

The Company's executive officers are as follows:


NAME                AGE            POSITION
- ----                ---            ---------
Peter W. Seaman     46             President and Chief Executive Officer,
                                   and Director
                                   (Principal Accounting Officer)

Donald E. Collins   41             Vice President, Operations

Mary E. Rogers      33             Vice President, Information Systems

     MR. SEAMAN was promoted to President and Chief Executive Officer on January 28, 1994. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and subsequently assumed additional responsibilities managing the Company's Systems department. Mr. Seaman's prior employment includes two years as Director of Business Development for TRW Receivables Management Services and three years as Vice President,
Planning and Systems Development, for the Accounts Receivable Management Division of the Chilton Corporation. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University and is a Certified Public Accountant.

     MR. COLLINS was promoted to Vice President, Operations on August 29, 1994. Mr. Collins joined the Company on June 15, 1994 as Director, Claims Operations and was instrumental in rapidly improving collection performance for the Company's clients. Before joining UMC, Mr. Collins served one year as Director of the Central Business Office at OrNda Healthcorp. Before that, two years as Director of the Central Business Office at Samaritan Health Services, a non-profit hospital system located in Phoenix, Arizona. Mr. Collins also spent two and a half years as Corporate Director of Business Office Operations for EPIC Healthcare Management Group, a Dallas based proprietary system of 36 hospitals. During that time, Mr. Collins participated in EPIC's start-up, and directed the establishment of the corporate accounts receivable operation. Before that, Mr. Collins was a Supervising Consultant for Coopers & Lybrand. Mr. Collins spent three years with Coopers and worked on a number of healthcare accounts receivable and information systems consulting projects. He has also held several management positions with hospitals in accounts receivable and materials management. Mr. Collins holds a B.S. in Education from Columbia Union College.

     MS. ROGERS was promoted to Vice President, Information Systems on December 16, 1994. Ms. Rogers joined the Company on September 22, 1993 and was promoted to Director of Information Systems in January, 1994. Ms. Rogers' prior business experience includes two years as a Senior Systems Design Analyst for CTI Limited, Inc., a property management software development firm, and three years as a Senior Systems Design Analyst for Andersen Consulting. Ms. Rogers holds a B.B.A. in Finance from Southern Methodist University.

ITEM 2. PROPERTIES
- ----------------------------------------------------------------------------

     The Company's corporate offices and operations are located in an 8,230 square feet leased office space in Dallas, Texas. On August 1, 1995, the lease on this space was renegotiated with a five and one-half year term extending until January 31, 2001. The first six months through January 31, 1996 are rent free. Effective February 1, 1996 through January 31, 1999, the Company's monthly rent is $7,544. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, the monthly rent will be $7,887 and $8,230 respectively. The Company has the option to terminate this lease after three years of occupancy, providing it gives a ninety day notice to the Lessor. Management believes that its facilities are well-located and are in good condition. The Company's future facilities requirements will depend upon the success of its business. Management believes that there is adequate office space available should its space requirements increase.

ITEM 3. LEGAL PROCEEDINGS
- --------------------------------------------------------------------

     The Company is the defendant in a lawsuit filed on March 2, 1995 by a former employee of the Company. The lawsuit charges the Company with wrongful discharge. The Plaintiff seeks reimbursement for unspecified past and future economic loss, damages, exemplary damages, reinstatement, attorney's fees and interest. Management believes this lawsuit to be without merit and intends to vigorously defend against the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------------------------
NONE

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
- ----------------------------------------------------------------------------

     (a)  Market Information

     The Company's Common Stock began trading on a limited basis in the over-the-counter market on August 3, 1989, and was approved for quotation on the NASDAQ Inter-Dealer Quotation System ("NASDAQ") effective December 27, 1989, under the trading symbol UMCI. The Common Stock began trading under the symbol UMI on the Boston Stock Exchange ("BSE") on December 22, 1989. On August 18, 1992 the Company's Common Stock was deleted from NASDAQ due to failure to maintain bid price, capital and surplus, and total assets at the levels required for continued inclusion in NASDAQ. Trading of the Company's Common Stock was suspended by the BSE, on June 2, 1995, pending SEC approval to delist the stock. The Company no longer meets the minimum asset and stockholder equity requirements necessary to continue trading on the BSE.

     The following table sets forth, with respect to the NASDAQ (the Company's primary market until August 18, 1992), the BSE, and quotes on the over the counter market, Common Stock bid prices for the periods indicated.


                                                    OVER THE COUNTER(1)
                                                    ------------------
          PERIOD                                    HIGH    ($)   LOW
          ------                                    ----          ----
 January 1 to March 31, 1993                         9/16         3/16
 April 1 to June 30, 1993                             3/8         5/32
 July 1 to September 30, 1993                         3/4          1/4
 October 1 to December 31, 1993                       1/2         3/16
 January 1 to March 31, 1994                          3/8         7/32
 April 1 to June 30, 1994                            5/16          1/8
 July 1 to September 30, 1994                         3/8         5/32
 October 1 to December 31, 1994                      7/32         1/16
 January 1 to March 31, 1995                          1/8         1/32
 April 1 to June 30, 1995                            3/32         1/32
 July 1 to September 30, 1995                        1/16         1/32
 October 1 to December 31, 1995                      1/16          .01

(1) All bid prices between January 1, 1993 and June 2, 1995 were quoted on the Boston Stock Exchange. All bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All prices shown subsequent to June 2, 1995 reflect trade prices on the over the counter exchange ("pink sheets").

     (b)  Shareholders

     At March 15, 1996 there were 26,415,764 shares of Common Stock outstanding, held by 1,073 shareholders of record, not including 105,547 shares held in treasury by the Company.

     (c)  Dividends

     The Company has never paid cash dividends. Management presently intends to retain any earnings for the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may consider.

ITEM 6.   SELECTED FINANCIAL DATA
- ----------------------------------------------------------------------------

     The following table presents selected consolidated financial data at December 31, 1995, 1994, 1993, 1992, and 1991, and for the years ended December 31, 1995, 1994, 1993, 1992, and 1991. The information presented for 1995, 1994, and 1993 was derived from the consolidated financial statements of the Company included elsewhere in this report. Information presented for 1992 and 1991 was derived from consolidated financial statements previously filed by the Company.

                                          1995         1994           1993         1992           1991
                                       ----------   ----------    ------------  -----------   -----------
 Total revenues                        $1,989,865   $1,342,848    $ 1,402,614   $   872,501   $ 3,452,716
 Operating expenses                     2,275,610    2,243,906      2,548,196     2,947,457     7,291,679
                                       ----------   ----------    ------------  -----------   -----------
 Net loss                              $ (285,745)  $ (901,058)   $(1,145,582)  $(2,074,956)  $(3,838,963)
                                       ----------   ----------    ------------  -----------   -----------
                                       ----------   ----------    ------------  -----------   -----------
 Net loss per common share                  $(.01)       $(.04)         $(.05)        $(.14)        $(.30)


 At December 31:                          1995         1994           1993         1992           1991
                                       ----------   ----------    ------------  -----------   -----------
 Cash and cash equivalents                $58,078     $351,233       $847,318      $113,145      $389,128
 Restricted cash                               $0       $4,851         $4,851        $4,851      $134,708
 Accounts receivable                     $138,970     $154,592       $169,982       $30,313       $89,502
 Working capital                         $(40,390)    $139,306       $706,338     $(675,677)    $(438,868)
 Net property and equipment              $200,996     $322,300       $194,102      $329,595      $814,534
 Net capitalized software                      $0           $0             $0            $0      $200,000
 Total assets                            $436,058     $935,166     $1,250,899      $582,394    $1,703,048

 Long-term portion of capital
  lease obligations                      $138,565     $164,187             $0            $0      $319,977
 Deferred Credits                         $31,434      $31,319        $89,125      $125,274      $171,530
 Stockholders' equity (deficit)            $7,980     $293,725       $841,102     $(434,518)     $112,501


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------------------------

     The Company emerged from the development stage during the fourth quarter of 1991. During the period from its inception on March 13, 1989 until the fourth quarter of 1995, the Company raised capital and incurred significant expenditures primarily for systems development, for developing and implementing a marketing program and generally to build and maintain an organization to facilitate the management of the Company. Accordingly, the Company has reported a loss since its inception, and any comparison between periods does not necessarily present a meaningful analysis because of the Company's level of operations in each period.

RESULTS OF OPERATIONS

GENERAL:

1993: On January 12, 1993, J. Otis Winters was elected Chairman of the Board of Directors replacing Barry McCurdy, who resigned as Chairman but continued to serve as a director. Mr. Winters is Chairman of Pate, Winters and Stone, Inc., a management consulting firm located in Dallas.

     On February 19, 1993 the Company executed a Settlement And Termination Agreement with its principal equipment lessor, Summit Capital Corporation ("Summit") and its assignee, American Pacific Acceptance Corporation ("APAC"). Under the terms of the agreement, UMC agreed to pay $316,440 (including sales tax) and issue 388,750 shares of its Common Stock in exchange for clear title to all of the computer hardware, software, and telephone equipment leased from Summit. In addition, UMC, Summit, and APAC released each other from all obligations and claims arising under the lease agreements. The settlement agreement also provides registration rights to APAC relative to the shares issued under the settlement agreement. The required payment of $316,440 was paid by the Company on February 23, 1993 with funds derived from the proceeds of a private sale of the Company's Common Stock which is described below. The financial impact of this settlement was to eliminate an arrearage of $72,000 in lease payments which were past due as of February 2, 1993; eliminate remaining lease payments totaling $456,000 which were due to be paid in monthly installments of $24,000 from March 1, 1993 through September 1, 1994; and avoid additional expenditures estimated to be in the range of $50,000 to $75,000 to exercise purchase options at the end of the lease period for the fair market value of equipment essential to ongoing operations.

     On February 22, 1993, the Company completed a private sale of its Common Stock. A total of 3,283,000 shares were sold at a price of $.35 per share. The Company received net proceeds of $1,138,199 after deducting legal fees and other expenses of the offering.

     On March 3, 1993, the Company executed a Settlement And Termination Agreement with Danka Leasing (Danka), an office equipment lessor, relative to two lease agreements covering the Company's copier equipment. Under the terms of this agreement, the Company paid $16,238 for clear title to the equipment and a full release from all claims arising under the copier lease contracts. The financial impact of this settlement was to eliminate an arrearage of $13,096 in lease payments which were past due as of March 3, 1993; eliminate remaining lease payments totaling $7,778 which were due to be paid in monthly installments of $1,142 from April 1, 1993 through July 1, 1993, and $535 from August 1, 1993 through January 1, 1994; and avoid additional expenditures estimated to be in the range of $7,000 to $12,000 to exercise purchase options at the end of the lease periods for the fair market value of the copier equipment.

     On August 6, 1993, the Company executed Sales Agent Agreements (the "Agreements") with Consolidated Associates, Inc. (CAI) and Tomar Investments
(TI), (the "Sales Agents"). The Agreements evolved from negotiations to renew an existing agreement with CAI, with which UMC has maintained a Sales Agent Agreement since August 1991. The Sales Agents have in the past provided services which are considered by UMC management to have been instrumental in signing several significant customer contracts, including the current ongoing contract with The Washington Hospital Center. The Agreements provide for a three year term during which the Sales Agents shall assist UMC in closing contracts with hospitals and clinics, and support UMC in maintaining its relationships with such hospitals and clinics.

     The Sales Agents are to be compensated for their services via payment of a cash commission, which is determined based on the fees collected by UMC from customers referred to UMC by the Sales Agents. In addition, TI was provided a "warrant incentive plan" under which TI was granted warrants to purchase up to 750,000 shares of UMC Common Stock at a price of $.25 per share, subject to certain conditions. Of these, 150,000 warrants are exercisable immediately. Warrants to purchase 250,000 additional shares become exercisable upon the attainment by UMC of $550,000 in net fees, as defined in the Agreements, during any consecutive three month period from customers referred by the Sales Agents. Thereafter, additional warrants to purchase up to 350,000 shares become exercisable based on the ratio of one share for each $10.00 of incremental net fees above the highest amount of net fees reported in any previous three month period from customers referred by the Sales Agents.

     During the fourth quarter of 1993, the Company received contract cancellation notices from the following customers: South Miami Hospital, effective October 20, 1993; Hamilton Hospital, effective November 1, 1993; and Highland Lakes Hospital, effective December 31, 1993. These contracts combined generated average monthly fee revenue of $13,803 and $9,824 during the third and fourth quarters of 1993, respectively.

1994: On September 1, 1994, the Company completed a private offering to offshore investors of 2,369,999 shares of UMC Common Stock at a price of $.15 per share. The offering generated net proceeds of $348,011 after deducting legal fees and other expenses of the offering.

     On September 30, 1994, the Company signed a promissory note to borrow $200,000 from an offshore bank. The funds borrowed were used to purchase claims under an Advance Funding Service contract provided to a new hospital customer. At December 31, 1994, the Company had outstanding advances to a customer, against the purchase price of claims, of $17,163.

     On September 13 and October 1, 1994, the Company executed contracts with the Mimbres Memorial Hospital to perform the initial processing, submission to payers, and collection follow up of claims due from several payer classes. In addition, the Company agreed to purchase certain medical accounts receivable under a separate medical claims purchase contract. Revenues of $42,347 were generated from this customer during 1994.

     On December 30, 1994, the Company leased a new IBM A/S 400 Advanced System 9406 Model 300 computer, for a term of 66 months including 6 months of deferred payments. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752. Monthly lease payments will be $4,196 from June 1995 until May 2000. The Company's capital lease payment obligations totaled $247,844 as of December 31, 1994, of which $25,456 is payable in 1995, $50,352 is payable in each year through 1999 and $20,980 is payable in 2000. Of the total future payments of $259,620 under this lease, $39,801 represents interest, $13,735 represents maintenance and $11,754 represents sales tax. The A/S 400 equipment financed under this lease may be purchased at the end of the lease for $1.

1995: On January 30 and February 24, 1995, the Company made two installments to complete repayment of all principal and interest due on a $200,000 note due to an offshore bank. The Company borrowed this money on September 30, 1994, to provide advance funding services to the Mimbres Memorial Hospital in Deming, New Mexico. The Company completed collection of all claims purchased from MMH under this advance funding contract in May 1995.

     During 1995, the Company signed three contracts with domestic healthcare providers. A contract was signed to deliver "patient balance" collection services to a major hospital in the midwest. A contract was signed to provide third party billing and patient balance collection services to selected clinics to be opened by a national operator of clinics. A third contract was signed to deliver claims repricing services to a managed care provider network.

     The Company's UMClaimPros interim staffing service, which was introduced to the marketplace in late December, 1994, generated $116,489 in fees during 1995. The gross margin on UMClaimPros services is considerably lower than the gross margin on UMC's other services.

     The number of full time permanent employees increased from 45 at December 31, 1994 to 49 at December 31, 1995.

PUERTO RICAN OPERATIONS:

1995: The Company's principal source of revenue in Puerto Rico results from a contract between Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"), and a government agency known as "AFASS." Under this contract, the Company serves as a subcontractor to HAS in processing claims with dates of service from October 1, 1994 to June 30, 1995 for a government funded hospital ("GH") and four government funded clinics. UMC's fees for services rendered to the clinics are computed at 10% of collections. During 1995, the Company recognized fees totaling $108,008 for services rendered to the GH. These revenues were based on a fee structure which required that the Company meet a collections baseline requirement of $1,875,000, above which the Company received fees based on a percentage of collections. In June 1995, the HAS contract with AFASS was amended to allow the continuation of services for an undefined period beginning July 1, 1995. The baseline for the GH portion of the contract was reset at $2,500,000 for collections from claims with dates of service during the period from July 1, 1995 to June 30, 1996. In addition, HAS and UMC received the right to process claims from four additional clinics, thus increasing the number of AFASS clinics served to eight.

     Due to differing interpretations surrounding the contract between HAS and UMC, it is uncertain whether fees recognized by the Company during 1995 will be subject to a final reconciliation (and potential adjustment) between HAS and AFASS. In management's judgement, any potential adjustment would not be significant. Additionally, based on the July 1995 to June 1996 baseline requirement in force and on the Company's collections projections, it is uncertain whether the Company will recognize any revenue from the principal Puerto Rican source during 1996. However, the $2,500,000 baseline requirement related to claims incurred during the period from July 1995 to June 1996 is currently under negotiation. In management's judgement, the direct incremental costs of administering the GH portion of the contract are not significant.

     During 1995, the Company received cash payments from HAS totalling $39,000 in repayment of a number of short term loans the Company made to HAS to sustain HAS' operations during late 1994 and early 1995. As of December 31, 1995, HAS was current with respect to all invoices payable to UMC.

     During 1995, the Company's Puerto Rican operation generated total revenues of $176,635, with an operating loss of $58,837. The primary reasons for the loss were the start up costs incurred primarily during the first half of 1995 to train employees and develop UMC's claims entry, editing, submission, and follow up processes consistent with the dynamics of the Puerto Rican market; the costs incurred to set up UMC's office in Ponce; the costs and expected delay in collections associated with the start up of services for the four additional AFASS clinics for claims with dates of service beginning July 1, 1995; and the costs associated with the start of a new baseline measurement period for GH for claims with dates of service beginning July 1, 1995.

     On September 1, 1995, the Company signed a contract with a group of 15 emergency room physicians. This contract is significant in that it established the first direct relationship between a customer and the Company in Puerto Rico. The Company estimates that this contract will produce between $800 and $1,000 in monthly revenue.

     The Company's headcount in Puerto Rico at December 31, 1995 consisted of one manager, one supervisor, five full time employees, and two part time employees.

1994: On June 2, 1994, the Company signed agreements with Healthcare Advisory Services of Puerto Rico, Inc., and its related company, Hospital Advisory Service ("HAS"). Under the agreements, the Company provided claims processing, submission to payers and collection follow up services to the customers of HAS in the Puerto Rican market during a three year term. HAS is responsible for marketing, sales and payer relations in the Puerto Rican market. The Company agreed to pay HAS a monthly retainer of $12,000 for six months, totalling $72,000.

     On May 23, 1994, HAS signed a contract with the Municipio De Humacao ("Humacao") to provide the Company's services to a municipally funded clinic in Humacao. Revenue of $2,003 was generated from the Humacao clinic during 1994.

     On September 19, 1994, HAS signed a contract with the Administracion De Facilidades Y Servicios De Salud ("AFASS"), the health department for the Commonwealth of Puerto Rico, to provide claims processing services for four clinics and one hospital which are funded by AFASS. No revenues were
generated from the AFASS contract during 1994.       During 1994, the Company
incurred start up costs for operations in Puerto Rico of $155,978. These expenses consisted of the HAS retainer of $72,000, travel of $22,613, payroll costs of $37,285, and general office expenses of $24,080, all of which were expensed as incurred in 1994. In addition, the Company purchased fixed assets with an original cost of $25,828 for Puerto Rican operations.

MANAGEMENT: There was only one significant change in management during 1995. Ross Spinazzola, who had been with the Company since 1989, resigned from his position as Treasurer and Corporate Secretary effective November 15, 1995. The Company has not yet hired a replacement for Mr. Spinazzola.

SALES AND PROCESSING VOLUME

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

                           PROCESSING VOLUME AND FEES

                               1993                                1994                                1995
                ----------------------------------  ----------------------------------  ----------------------------------


                 FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD   FOURTH
                QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Number of Claims
 Accepted for
 Processing
  Ongoing       26,085   32,658   29,310   30,829   24,690   32,552   32,280   38,779   46,972   46,021   43,161   47,249
  Backlog       21,262    1,718    3,700      569      553       48        0    5,753        0        0        0    3,455
                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total         47,347   34,376   33,010   31,398   25,243   32,600   32,280   44,532   46,972   46,021   43,161   50,704


Gross Amount of
 Claims Accepted
 for Processing
 ($000)
  Ongoing       12,663   17,282   15,288   15,721   12,502   14,935   14,280   18,571   19,182   19,999   18,791   21,660
  Backlog       13,232    2,248    2,448      678    1,067      207        0    3,362        0        0        0    1,269
                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total         25,895   19,530   17,736   16,399   13,569   15,142   14,280   21,933   19,182   19,999   18,791   22,929

Collections
 ($000)
  Ongoing        3,606    7,425    6,869    6,939    6,277    6,516    7,336    7,851    9,270    9,883    9,613    8,694
  Backlog        1,375    1,709    1,413      756      375      136      194      130      272      159       28       60
                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total          4,981    9,134    8,282    7,695    6,652    6,652    7,530    7,981    9,542   10,042    9,641    8,754

Fees Earned
 ($000)
  Ongoing          150      333      313      308      278      290      332      371      549      482      449      447
  Backlog           76       94       77       37       22        8       14       15       39       15        2        3
                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total            226      427      390      345      300      298      346      386      588      497      451      450

     FOR ONGOING CLAIMS, THERE IS TYPICALLY A TIME LAG OF APPROXIMATELY 5 TO 30 DAYS FROM CONTRACT EXECUTION TO COMPUTER HARDWARE INSTALLATION AND TRAINING OF CUSTOMER PERSONNEL. DURING THIS PERIOD, COMPANY PERSONNEL SURVEY THE CUSTOMER'S EXISTING OPERATIONS AND PREPARE FOR INSTALLATION. FOLLOWING INSTALLATION AND TRAINING OF THE CUSTOMER'S PERSONNEL, THE CUSTOMER BEGINS ENTERING CLAIMS AND TRANSMITTING THEM TO THE COMPANY. THERE IS USUALLY A TIME LAG OF 30 TO 90 DAYS BETWEEN TRANSMISSION OF A CLAIM TO A THIRD PARTY PAYOR AND COLLECTION OF A CLAIM FROM THAT PAYOR.

1994 COMPARED TO 1993

     Fee income from UMC's advance funding service increased from $0 in 1993 to $14,058 in 1994, due to a medical claims purchase contract signed during
September, 1994 with Mimbres Memorial Hospital ("MMH").   Fee income from
"Ongoing" claims processing, management and collection services increased by 14%, from $1,093,721 in 1993 to $1,247,730 in 1994, due to increased revenue from WHC and MMH. Backlog collection fees decreased by 79%, from $284,495 in 1993 to $58,584 in 1994, due to decreased revenue from WHC and other clients. Patient billing fees decreased from $8,333 in 1993 to $2,921 in 1994. Installation fees increased from $1,458 in 1993 to $4,737 in 1994.

     Interest and other income increased by 1%, from $14,607 in 1993 to $14,819 in 1994.

     Salaries and benefits expense decreased by 5%, from $1,218,826 in 1993 to $1,157,518 in 1994, due to the severance costs of $41,145 associated with a staff reduction plan during 1993. At June 30, 1994, this reserve had been fully utilized. Total headcount increased from 36 at December 31, 1993, to 45 at December 31, 1994.

     Selling, general and administrative expenses decreased by 11%, from $821,789 in 1993 to $731,273 in 1994, due to decreased expenses for contract professional fees, contract clerical, sales taxes, dealer commissions, travel and marketing expenses partially offset by increased expenses for employee recruitment, system usage fees, Puerto Rican operations, claims purchase and repair and maintenance. In addition a smaller credit was realized in bad debt expense due to lower recovery of bad debt.

     Professional fees decreased by 57%, from $254,353 in 1993 to $110,580 in 1994, due to the elimination of board of directors fees and lower legal fees and other professional fees.

     Office and equipment rental decreased by 7%, from $69,799 in 1993 to $64,753 in 1994, due to the equipment lease settlements in February and March of 1993 as described above.

     Depreciation and amortization decreased by 16%, from $142,215 in 1993 to $118,814 in 1994, due to the equipment lease settlements in February and March of 1993 as described above.

     Interest expense declined by 55%, from $41,821 in 1993 to $18,744 in 1994, due to equipment lease settlements in February and March of 1993 as described above, offset by increased expense for interest on a short term loan.

     Other expenses increased from $(607) in 1993 to $42,223 in 1994, due to the loss on retirement and the write off of fixed assets, primarily computer equipment.

1995 COMPARED TO 1994

     Fee income from UMC's advance funding service decreased 67%, from $14,058 in 1994 to $4,574 in 1995, due to the completion of the advance funding services for MMH. Fee income from "Ongoing" claims processing, management and collection services increased by 30%, from $1,247,730 in 1994 to $1,620,868 in 1995, due to increased revenue from WHC and MMH. Backlog collection fees decreased by 3%, from $58,584 in 1994 to $56,754 in 1995 due to reduced backlog fees from WHC, offset by increased fees from MMH. Fees from UMC's new UMClaimPros interim staffing service totalled $116,489 in 1995. No fees were earned from UMClaimPros in 1994. Patient billing fees decreased from $2,921 in 1994 to $90 in 1995, and installation fees decreased from $4,737 in 1994 to $0 in 1995.

     Interest and other income decreased by 75%, from $14,819 in 1994 to $3,632 in 1995. This was due to a lower level of investable cash upon which to earn interest during 1995.

     Salaries and benefits expense increased by 29%, from $1,157,518 in 1994 to $1,499,038 in 1995, which can be attributed to several factors. The UMClaimPros service produced incremental salaries of $76,782 in 1995. Puerto Rico salaries and benefits increased by $95,756 in 1995 over 1994, due to the fact that the Company completed its first full year of operations in Puerto Rico in 1995. Total headcount increased from 45 at December 31, 1994 to 49 at December 31, 1995.

     Selling, general and administrative expenses decreased by 36%, from $731,274 in 1994 to $467,397 in 1995 due to decreased expenses for claims purchase, contract professional fees, contract clerical, employee recruitment, property taxes, repair and maintenance, sales taxes, dealer commissions, system usage fees and software maintenance, telephone service, Puerto Rican operations, travel and marketing expenses offset by increased expenses for bad debt, insurance, and office supplies.

     Professional fees decreased by 25%, from $110,580 in 1994 to $82,794 in 1995 due to lower audit fees and professional fees to enhance software. This decrease was partially offset by an increase in legal fees.

     Office and equipment rental increased 26%, from $64,753 in 1994 to $81,648, due to the office that the Company established in Puerto Rico in May 1995.

     Depreciation and amortization increased by 7%, from $118,814 in 1994 to $126,807 in 1995, due to depreciation on office equipment purchased for the Company's Puerto Rico office.

     Interest expense increased by 2% from $18,744 in 1994 to $19,169 in 1995.

     Other expenses decreased by 103%, from $42,223 in 1994 to ($1,246) in 1995, due primarily to the loss on retirement and write off of fixed assets, primarily computer equipment, in 1994.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND FINANCIAL CONDITION

     Cash and cash equivalents were $58,078 at December 31, 1995, a decrease of $293,155 from December 31, 1994. Net cash used in operating activities was $79,311 in 1995, contrasted with a net use of $855,424 in 1994 and a net use of $1,140,962 in 1993. The most significant areas of change in 1995 were a reduction in net loss from $901,058 in 1994 to $285,745 in 1995. Financing activities resulted in a net use of $211,711 in 1995 primarily related to the repayment of a $200,000 note due to an offshore bank.

     Net cash used in 1994 was $496,085 versus a net provision of cash totalling $734,173 in 1993. As stated above, operating activities produced negative cash flow of $855,424 and $1,140,962 in 1994 and 1993, respectively. Investing activities required additional cash of $165,110 in 1994 and $40,609 in 1993. Financing activities, primarily the sale of common stock and the issuance of a $200,000 note in 1994, provided cash of $524,448 and $1,915,744 in 1994 and 1993, respectively.

     The Company's current ratio at December 31, 1995, was .84 to 1, compared to 1.31 to 1 at December 31, 1994. The decrease in current ratio occurred primarily as a result of the repayment of a $200,000 note to an offshore bank during 1995 and negative cash flow from operations of $79,311, as mentioned above. The Company has never been able to produce sustainable positive cash flow from operations, and management may be forced to sell additional shares of stock during 1996 in order to sustain the Company's operating activities. There can be no assurance that management will be successful in finding buyers for the Company's shares, or of the terms under which shares might be sold.

CAPITAL SOURCES

     On January 30, 1995, the Company repaid $100,000 in principal plus interest on a promissory note due to an offshore bank. The remaining $100,000 plus interest due on this promissory note was repaid on February 24, 1995.

     On September 30, 1994, the Company signed a promissory note to borrow $200,000 from an offshore bank. The funds borrowed were used to provide the Company's advance funding service to MMH.

     On September 1, 1994, the Company completed a private offering to offshore investors of 2,369,999 shares of UMC Common Stock at a price of $.15 per share. The offering generated net proceeds after expenses of $348,011, which were used to provide working capital for operations.

     On July 22, 1993, the Company completed a private offering to offshore investors of 4,000,000 shares of UMC Common Stock at the price of $.28 per share. The Company received net proceeds of $1,115,347 after deducting legal fees and other expenses of the offering.

     On February 22, 1993 the Company completed a private sale to U.S. and offshore investors of 3,283,000 shares of Common Stock at a price of $.35 per share. The Company received net proceeds of $1,138,199 after deducting legal fees and other expenses of the offering.

     In August 1992, the Company completed a private offering to U.S. and offshore investors, selling 1,935,000 shares of Common Stock at a price of $.65 per share. Net proceeds to the Company totaled $1,178,541 after deducting placement agent fees, legal fees and other expenses.

     On June 2, 1992, the Company received $150,000 in interim financing from a stockholder. The terms of this loan required the Company to pay simple interest at an annualized rate of six percent for the period of time the loan remained outstanding. In addition, the Company agreed to issue to the stockholder a common stock purchase warrant for 50,000 shares at an exercise price of $.50 per share, exercisable for two years from the date issued. The loan was subsequently repaid on July 10, 1992 along with $937 in interest. The warrant was issued on August 21, 1992.

     On February 28, 1992, the Company completed a private sale of 1,395,000 shares of Common Stock at a price of $.25 per share. The net proceeds to the Company were $340,000 after deducting legal fees and other expenses.

     During August 1990, the Company completed a public offering of its Common Stock. A total of 2,017,820 shares were sold at $5.00 per share. The net proceeds to the Company were $8,221,789, after deducting underwriter and other expenses, and the repurchase of a portion of the shares owned by Andersen Consulting.

ADVANCE FUNDING SERVICES

     On May 3, 1995, the last of the claims that were advance funded in late 1994 were collected. The Company's ability to raise capital to fund the purchase of claims will determine the extent of the Company's future commitment to advance funding services.

     On September 23, 1994, the Company reentered the advance funding services market by signing a contract to purchase claims with an anticipated realizable value of $145,643. As of December 31, 1994, $37,720 of these purchased claims remained to be collected from commercial insurance companies. The Company secured a short term bank loan to provide funds to advance against the purchased claims.

     During the second half of 1990 and the first three quarters of 1991, the Company used some of the proceeds from the August 1990 public offering to fund its advance funding services. The Company was forced to discontinue its advance funding service from October 1991 until September 1994 due to capital constraints brought on by operating losses.

CAPITAL EQUIPMENT LEASES

     The Company leases a portion of the computer hardware used on its
premises under a 66 month lease agreement which expires in June 2000.   The
total amount financed, including the rollover of the remaining lease payments under a previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752. Monthly lease payments will be $4,196 from June 1995 until May 2000. The Company's capitalized lease obligations totalled $222,388 as of December 31, 1995, of which $50,352 is payable in each year through 1999 and $20,980 is payable in 2000. The A/S 400 equipment financed under this lease may be purchased at the end of the lease for $1.

ADEQUACY OF CAPITAL RESOURCES

     At December 31, 1995, the Company had $58,094 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be marginally adequate to fund current levels of operations through 1996. The Company continues to pursue new business through direct contacts with prospective customers and through independent sales agents in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations will not be sufficient to provide for the Company's working capital needs beyond 1996, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

OTHER ITEMS

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has not yet determined whether it will adopt SFAS No. 123 on an accounting basis, or on a disclosure basis. As such, the impact of implementation of SFAS No. 123 on the Company's consolidated balance sheet and income statement cannot yet be determined.

CAPITAL STOCK

     At the Annual Meeting of Stockholders on July 23, 1993, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation whereby the total number of authorized shares of Common Stock was increased from 25,000,000 to 50,000,000. The Company's Certificate of Incorporation also provides for 5,000,000 authorized shares of Preferred Stock, of which none were outstanding at December 31, 1995. The voting rights, designation, liquidation preference, redemption rights, dividends and other rights of the Preferred Stock may be designated from time to time by resolution of the Board of Directors.

     At the Annual Meeting of Stockholders on August 14, 1995, the stockholders of UMC approved a 1 for 5 reverse split of the Company's Common Stock, to be implemented at the discretion of UMC's Board of Directors. As of the date of this report, the 1 for 5 reverse split had not been implemented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------------------------------------------------------------------------------
     Refer to the Index to Consolidated Financial Statements and Financial Statement Schedules on page 32 for the required information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------------------------
     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------------------------

     The section entitled "Election of Directors" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on July 15, 1996, sets forth certain information with respect to the Directors and nominees for election as Directors of the Registrant and is incorporated herein by reference. Certain information with respect to executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1 of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------------------------------------------------------

     The section entitled "Compensation of Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 15, 1996, sets forth certain information with respect to the compensation of management of the Registrant, and is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------------------------------------------------------------------------------

     The section entitled "Stock Ownership of Principal Stockholders and Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 15, 1996, sets forth certain information with respect to the ownership of the Registrant's voting securities, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------------------------------
     The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 15, 1996, sets forth certain information with respect to relations of and transactions by management of the Registrant, and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
- --------------------------------------------------------------------------------

(a)(1)(2) See accompanying index to financial statements on page 32.

(a)(3)    Exhibits

      3.1 Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on February 26, 1988, is incorporated herein by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988.

      3.2 By-Laws of the Company are incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988.

      3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on July 12, 1989, is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989.

      3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

      4.1 Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 4 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

      4.2 First Amended Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on December 7, 1989 is incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-K filed for the fiscal year ended December 31, 1989.

      4.3 Specimen Form of Certificate of Common Stock of the Company is incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

      4.4 Article Fourth of the Company's Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989.

      4.5 Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on June 21, 1990 is incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective on July 27, 1990.

      9.  Not Applicable.

     10.1 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

     10.2 Form of Warrant to purchase shares of the Company's Common Stock granted to certain persons during 1990 in connection with the provision of interim financing is incorporated herein by reference to
          Exhibit 10.14 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

     10.3 Medical Claims Management/Collection Agreement, dated May 25, 1990, by and between the Company and University Hospital is incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

     10.4 Master Equipment Lease Agreement, dated February 2, 1990, by and between the Company and Com Resources, Inc., together with certain Schedules attached thereto is incorporated herein by reference to
          Exhibit 10.22 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

     10.5 First Amended and Restated 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K filed for the fiscal year ended December 31, 1990.

     10.6 Third Amended and Restated 1989 Stock Option Plan of the Company. (Previously filed.)

     10.7 1992 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

     10.8 Warrant dated August 21, 1992, issued to Gary R. Beauchamp is incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

     10.9 Warrant dated August 21, 1992 issued to Walid E. Moukarzel is incorporated herein by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

     10.10 Warrant dated August 14, 1992, issued to Mary G. Merritt is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

     10.11 Customer Service Agreement dated December 15, 1992 by and between the Company and the Washington Hospital Center is incorporated herein by reference to Exhibit 10.27 of the Company's
           Registration Statement on Form S-1, Commission File No. 33-35178.


     10.12 Settlement and Termination Agreement dated as of February 19, 1993 by and between the Registrant, American Pacific Acceptance Corporation and Summit Capital Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 3, 1993.

     10.13 Warrant dated March 2, 1993, issued to Walid E. Moukarzel. (Previously filed.)

     10.14 Standard Office Building Lease Agreement dated June 1, 1989, between the Registrant and Aetna Life Insurance Company. (Previously filed.)

     10.15 Third Amendment to Lease, dated May 1, 1992, between the Registrant and Aetna Life Insurance Company. (Previously filed.)

     10.16 Sales Agent Agreement dated August 6, 1993, between UMC and Consolidated Associates, Inc., is incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     10.17 Sales Agent Agreement dated August 6, 1993, between UMC and Tomar Investments, is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     10.18 Warrant dated August 9, 1993 issued to Tomar Investments. (Previously filed.)

     10.19 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 3, 1993. (Previously filed.)

     10.20 Promissory Note dated September 30, 1994 made by the Registrant to BFI Banque de Financement et D'Investissement. (Previously filed.)

     10.21 Term Lease Supplement dated December 30, 1994 between the Registrant and IBM Credit Corporation. (Previously filed.)

     10.22 1995 Stock Option Plan

     10.23 Modification and Ratification of Lease, dated July 19, 1995.

     22.1  Subsidiaries of the Company. (Previously filed.)

     23.1  Consent of Price Waterhouse LLP, Independent Accountants

     27    Financial Data Schedule.

(b) Reports on Form 8-K
       None

SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       United Medicorp, Inc.


Date:    April 12, 1996                By:  /s/  Peter W. Seaman
                                            ---------------------------------
                                            Peter W. Seaman, President
                                            and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date
         ---------                      -----                      ----

 /s/ J. Otis Winters        Chairman of the Board             April 12, 1996
- -------------------------
 J. Otis Winters

 /s/ Eugene W. Aune         Vice Chairman of the Board        April 12, 1996
- -------------------------
 Eugene W. Aune

 /s/ Peter W. Seaman        President and Chief               April 12, 1996
- -------------------------   Executive Officer, Director
 Peter W. Seaman            (Principal Accounting
                            Officer)

 /s/ Michael P. O'Boyle     Director                          April 12, 1996
- -------------------------
 Michael P. O'Boyle

 /s/ Joseph A. Spiak        Director                          April 12, 1996
- -------------------------
 Joseph A. Spiak

ITEM 8 AND 14(a). UNITED MEDICORP, INC.
- --------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                          PAGE
                                                                            ----

Consolidated Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . .33
Consolidated Statements of Revenues and Expenses for the Years
     Ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . .34
Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . .35
Consolidated Statement of Changes in Stockholders' Equity for the
     Years Ended December 31, 1995, 1994 and 1993 .. . . . . . . . . . . . . .36
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .37
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . .50


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

The following consolidated financial statement schedules are submitted on the pages indicated:

                                                                            PAGE
                                                                            ----

Report of Independent Accountants on Consolidated
Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . .51

VIII-     Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . .52

     Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                            UNITED MEDICORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,       DECEMBER 31,
                                                      1995               1994
                                                  ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $     58,078       $    351,233
  Restricted cash (Note A)                                  --              4,851
  Purchased claims (Note A)                                 --             37,721
  Accounts receivable, less allowance for
   doubtful accounts of $7,493 and $8,627,
   respectively                                        138,970            154,592
  Notes receivable, less allowance for
   doubtful accounts of $0 and  $99,139,
   respectively                                            214             12,214
                                                  ------------       ------------
  Prepaid expenses and other                            20,427             24,630

    Total current assets                               217,689            585,241

PROPERTY AND EQUIPMENT (net)                           200,996            322,300

OTHER ASSETS                                            17,373             27,625
                                                  ------------       ------------

    TOTAL ASSETS                                  $    436,058       $    935,166
                                                  ------------       ------------
                                                  ------------       ------------


CURRENT LIABILITIES:
  Payable to clients (Note A)                     $     19,902       $     26,640
  Trade accounts payable                                48,230             63,257
  Accrued expenses (Note E)                            141,501            137,462
  Notes payable (Note F)                                    --            200,000
  Deferred revenue                                      15,959                 --
  Current portion of capital lease
   obligations (Note H)                                 32,487             18,576
                                                  ------------       ------------
    Total current liabilities                          258,079            445,935


LONG TERM LEASE OBLIGATION (Note H)                    138,565            164,187

DEFERRED CREDITS (Note I)                               31,434             31,319

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
   authorized, 26,415,764 shares issued and
   outstanding at 12/31/95 and 12/31/94.               264,157            264,157

Less: 105,547 shares of treasury stock, at cost       (221,881)          (221,881)
Additional paid-in capital                          18,552,341         18,552,341
Retained deficit                                   (18,586,637)       (18,300,892)
                                                  ------------       ------------

    Total stockholders' equity                           7,980            293,725
                                                  ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    436,058       $    935,166
                                                  ------------       ------------
                                                  ------------       ------------





The accompanying notes are an integral part of these financial statements.

                              UNITED MEDICORP, INC.
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

                                             YEAR              YEAR              YEAR
                                             ENDED             ENDED             ENDED
                                         DEC. 31, 1995     DEC. 31, 1994     DEC. 31, 1993
                                         -------------     -------------     -------------
REVENUES:
  Fee income                                $1,986,233        $1,328,029       $ 1,386,549
  Interest income                                3,632            13,063            12,957
  Other Income                                      --             1,756             3,108
                                            ----------        ----------       -----------
    Total revenues                           1,989,865         1,342,848         1,402,614

EXPENSES:
  Salaries and benefits                      1,499,038         1,157,518         1,218,826
  Selling, general and administrative          467,397           731,274           821,789
  Professional fees                             82,794           110,580           254,353
  Office and equipment rental                   81,648            64,753            69,799
  Depreciation and amortization                126,807           118,814           142,215
  Interest                                      19,169            18,744            41,821
  Other                                         (1,243)           42,223              (607)
                                            ----------        ----------       -----------

    Total expenses                           2,275,610         2,243,906         2,548,196
                                            ----------        ----------       -----------

NET LOSS                                    $ (285,745)       $ (901,058)      $(1,145,582)
                                            ----------        ----------       -----------
                                            ----------        ----------       -----------

NET LOSS PER SHARE                          $    (0.01)       $    (0.04)      $     (0.05)
                                            ----------        ----------       -----------
                                            ----------        ----------       -----------

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING                  26,310,217        24,730,218        21,078,278
                                            ----------        ----------       -----------
                                            ----------        ----------       -----------




The accompanying notes are an integral part of these financial statements.

                              UNITED MEDICORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                   1995            1994           1993
                                                               ------------    ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                      $(285,745)      $(901,058)    $(1,145,582)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization                                 126,807         118,814         142,215
    Issuance of warrants and options                                   --           5,760          21,617
  (Gain) Loss on disposal of assets                                (1,298)         40,671         (14,665)

CHANGES IN ASSETS & LIABILITIES NET OF EFFECTS
 FROM PURCHASE OF SUBSIDARY:
  Decrease in restricted cash                                       4,851              --              --
  (Increase) Decrease in purchased claims                          37,721         (37,721)             --
  (Increase) Decrease in accounts receivable                       15,622          15,390        (147,169)
  (Increase) Decrease in notes receivable                          12,000         (12,000)             --
  (Increase) Decrease in prepaid expenses and other                 4,203         (19,895)         62,703
  Decrease in deposits and other                                    8,180              --           5,069
  (Increase) Decrease in payable to clients                        (6,738)         21,789              --
  Increase (Decrease) in trade accounts payable                   (15,027)          5,189         (57,664)
  Increase (Decrease) in accrued expenses                           4,039         (45,385)         50,320
  Increase in deferred revenue                                     15,959              --              --
  Increase (Decrease) in deferred credits                             115         (46,978)        (57,806)
                                                                ---------       ---------     -----------

    Net cash used in operating activities                         (79,311)       (855,424)     (1,140,962)

INVESTING ACTIVITIES:
  Additions of property and equipment, net                         (2,133)       (165,110)        (40,609)
                                                                ---------       ---------     -----------

    Net cash used in investing activities                          (2,133)       (165,110)        (40,609)

FINANCING ACTIVITIES:
  Sale of common stock                                                 --         348,011       2,324,385
  Proceeds of notes payable                                            --         200,000              --
  Repayment of notes payable                                     (200,000)           (882)        (48,730)
  Decrease in capital lease obligation                            (11,711)        (22,681)       (359,911)
                                                                ---------       ---------     -----------

     Net cash (used in) provided by financing activities         (211,711)        524,448       1,915,744
                                                                ---------       ---------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (293,155)       (496,085)        734,173

CASH AND CASH EQUIVALENTS, beginning of period                    351,233         847,318         113,145
                                                                ---------       ---------     -----------

CASH AND CASH EQUIVALENTS, end of period                        $  58,078       $ 351,233     $   847,318
                                                                ---------       ---------     -----------
                                                                ---------       ---------     -----------

Additional Cash Flow Information


 Cash paid for interest                                         $  20,122       $  11,784     $    28,921
  Leases Capitalized                                                   --       $ 131,330              --
  Capital lease obligations credited for
     returned hardware                                                 --              --     $    71,176
  Accrued expenses credited for common stock                           --              --     $    83,715


The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 1995, 1994, and 1993

                                      COMMON STOCK          ADDITIONAL        TREASURY STOCK                         TOTAL
                                  ----------------------      PAID-IN      ---------------------    ACCUMULATED  STOCKHOLDERS'
                                    SHARES       AMOUNT       CAPITAL       SHARES      AMOUNT       DEFICIT        EQUITY
                                  ----------    --------    -----------     -------    ---------   ------------  -------------
Balance at
 December 31, 1992                16,178,015    $161,780    $15,879,835     105,545    $(221,881)  $(16,254,252)   $ (434,518)

Shares issued at $.35
 per share                         3,409,000      34,090      1,144,150          --           --             --     1,178,240

Shares issued at $.3125
 per share                            77,750         777         23,519          --           --             --        24,296

Shares issued at $.28
 per share                         4,110,000      41,100      1,105,046          --           --             --     1,146,146

Shares issued at $.1875
 per share                           311,000       3,110         55,202          --           --             --        58,312

Cancellation of
 Common Stock at $.1875              (40,000)       (400)        (7,100)         --           --             --        (7,500)

Warrants and options issued               --          --         21,618          --           --             --        21,618

Net loss                                  --          --             --          --           --     (1,145,582)   (1,145,582)
                                  ----------    --------    -----------     -------    ---------   ------------   -----------

Balance at
 December 31, 1993                24,045,765    $240,457    $18,222,270     105,545    $(221,881)  $(17,399,834)  $   841,012

Shares issued at $.15
 per share                         2,369,999      23,700        324,311          --           --             --       348,011

Warrants and options issued               --          --          5,760          --           --             --         5,760

Adjust fractional shares                  --          --             --           2           --             --            --

Net loss                                  --          --             --          --           --       (901,058)     (901,058)
                                  ----------    --------    -----------     -------    ---------   ------------   -----------

Balance at
 December 31, 1994                26,415,764    $264,157    $18,552,341     105,547    $(221,881)  $(18,300,892)   $  293,725

Net loss                                  --          --             --          --           --       (285,745)     (285,745)
                                  ----------    --------    -----------     -------    ---------   ------------   -----------
Balance at
 December 31, 1995                26,415,764    $264,157    $18,552,341     105,547    $(221,881)  $(18,586,637)   $    7,980
                                  ----------    --------    -----------     -------    ---------   ------------   -----------
                                  ----------    --------    -----------     -------    ---------   ------------   -----------



The accompanying notes are an integral part of these financial statements.

      UNITED MEDICORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------------------------------

BASIS FOR FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN

     The consolidated financial statements of United Medicorp, Inc. (the "Company" or "UMC") have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     UMC has yet to generate sufficient revenues to cover operating expenses and has incurred cumulative losses since inception of $18,586,637. Operating funds to date have been obtained primarily through the sale of the Company's Common Stock. At December 31, 1995, UMC had $58,078 in unrestricted cash and cash equivalents and $138,970 in receivables due from customers. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Subsequent to December 31, 1995, the Company's second largest customer advised the Company that its contract for ongoing accounts receivable management services would not be renewed upon its expiration on April 1, 1996. Revenues generated by this customer relationship during 1995 were $364,365.

     The Company's principal source of revenue in Puerto Rico results from a contract between Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"), and a government agency known as "AFASS." Under this contract, the Company serves as a subcontractor to HAS in processing claims with dates of service from October 1, 1994 to June 30, 1995 for a government funded hospital ("GH") and four government funded clinics. UMC's fees for services rendered to the clinics are computed at 10% of collections. During 1995, the Company recognized fees totaling $108,008 for services rendered to the GH. These revenues were based on a fee structure which required that the Company meet a collections baseline requirement of $1,875,000, above which the Company received fees based on a percentage of collections. In June 1995, the HAS contract with AFASS was amended to allow the continuation of services for an undefined period beginning July 1, 1995. The baseline for the GH portion of the contract was reset at $2,500,000 for collections from claims with dates of service during the period from July 1, 1995 to June 30, 1996. In addition, HAS and UMC received the right to process claims from four additional clinics, thus increasing the number of AFASS clinics served to eight.

     Due to differing interpretations surrounding the contract between HAS and UMC, it is uncertain whether fees recognized by the Company during 1995 will be subject to a final reconciliation (and potential adjustment) between HAS and AFASS. In management's judgement, any potential adjustment would not be significant. Additionally, based on the July 1995 to June 1996 baseline requirement in force and on the Company's collections projections, it is uncertain whether the Company will recognize any revenue from the principal Puerto Rican source during 1996. However, the $2,500,000 baseline requirement related to claims incurred during the period from July 1995 to June 1996 is currently under negotiation. In management's judgement, the direct incremental costs of administering the GH portion of the contract are not significant.

      At December 31, 1995, the Company had $58,078 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund current levels of operations through 1996. The Company continues to pursue new business primarily through direct contacts with prospective customers and through independent sales agent in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations will not be sufficient to provide for the Company's working capital needs beyond 1996, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary, Sterling Hospital Systems, Inc. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and liquid investments with original maturities of ninety days or less. At December 31, 1995 and 1994, UMC held $58,078 and $351,233 in cash and prime-rated short-term investments and government securities, respectively.

RESTRICTED CASH

     Restricted cash represents amounts, net of fees earned, collected by the Company on behalf of its customers. These amounts are not subject to use by the Company for its operations. At December 31, 1995 and 1994, the Company held restricted cash of $0 and $4,851, respectively.

PURCHASED CLAIMS

     Purchased claims represent claims purchased from a customer under a medical claims purchase contract. At December 31, 1995, there were no outstanding purchased claims.

ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1995 and 1994 represent fees which have been billed to and are due from customers.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and include assets leased under a capital lease agreement. Expenditures for repairs and maintenance are charged to income as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in "Other."

     Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the deficit of fair value compared to carrying amounts.

PAYABLE TO CLIENTS

     Payable to clients represents claim payments collected from insurance carriers on behalf of UMC customers. These funds are remitted to the customer by UMC on a weekly, semi-monthly, or monthly interval.

REVENUES

     Fee income is generally recognized upon receipt of payment from a third party payor or guarantor of a patient's account.

LOSS PER SHARE OF COMMON STOCK

     Net Loss per share of Common Stock is computed based on the weighted average number of shares outstanding at December 31, 1995, 1994, and 1993 which were 26,310,217, 24,730,218, and 21,078,278 shares, respectively. Common Stock options and warrants were not included in the net loss per common share calculation because their effect would be antidilutive.

INCOME TAXES

     Effective January 1, 1993, income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method to the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, Statement of Financial accounting Standards No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has not yet determined whether it will adopt SFAS No. 123 on an accounting basis, or on a disclosure basis. As such, the impact of implementation of SFAS No. 123 on the Company's consolidated balance sheet and income statement cannot yet be determined.

RECLASSIFICATIONS

     Certain reclassifications of 1994 and 1993 balances have been made to conform to the current year presentation.

NOTE B - THE COMPANY
- ----------------------------------------------------------------------------

     United Medicorp, Inc. is a publicly held company which was established to provide medical insurance claims management services to healthcare providers throughout the United States. The Company was founded in March 1989 and as of March 1996 has raised approximately $18.5 million in capital which has been invested in market research, systems development, employee training and ongoing operations.

     The Company offers claims management services to healthcare providers, including the following:

     1) Claims Management: This service involves processing, collection follow-up, and accounting for current claims in an "ongoing" program.

     2) Backlog Collections: UMC accepts portfolios of aged claims which in most cases have been previously filed with third party payors, but have not been paid. UMC determines the status of each claim, refiles claims, and then follows up to effect collections.

     3) Advance Funding: During September 1994 the Company reentered the advance funding services market by signing a contract to purchase claims with an anticipated realizable value of $145,643. To implement this service, the Company purchases an undivided interest in a claim and advances between 45 and 60 percent of the insurance claim amount to the customer within seven business days of purchase by the Company. When the carrier pays the claim, it sends the payment directly to the Company's post office box for deposit pursuant to a special power-of-attorney granted by the customer to the Company. The Company then disburses the balance of that insurance claim payment to the customer, minus the funds previously advanced and the Company's fee. In the event payment from an insurance carrier is not received within 60 days after a given claim is funded, the Company has the right, under the terms of its standard customer contract, to require that the customer repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days. The advance funding fee is not payable by the customer unless the claim was actually collected.

     4) Repricing Claims: This service involves repricing managed care claims to conform with contracted rates. Claims are repriced according to a fee schedule provided by UMC's customer. Although the Company views this activity as an area for future growth in revenues, 1995 revenues were not significant to the Company's operations.

     5) UMClaimPros: UMC's UMClaimPros interim staffing service involves the placement of experienced medical billing and collection personnel in temporary assignments within hospital and physician business offices. During 1995, the Company reported revenues totalling $116,489 from its UMClaimPros service.

     UMC's marketing strategy is to offer Electronic Claims Submission ("ECS") and claims processing services with either transaction or contingency based pricing to clinics and hospitals throughout the United States.

NOTE C - FINANCIAL INSTRUMENTS
- -------------------------------------------------------------------------------

     The fair values of all financial instruments to which the Company is a party approximate the recorded values at December 31, 1995 and 1994. The fair value of such financial instruments is estimated by reference to market data.

NOTE D - PROPERTY AND EQUIPMENT
- -------------------------------------------------------------------------------

At December 31, 1995 property and equipment consisted of the following:

                                   Purchased    Leased      Total
                                   ---------   --------   ---------
 Equipment                         $ 503,186   $118,480   $ 621,666
 Software systems                    113,372          0     113,372
 Furniture and fixtures              104,238          0     104,238
 Leasehold improvements               31,265          0      31,265
                                    --------   --------   ---------
                                     752,061    118,480     870,541

 Accumulated depreciation and
  amortization                      (630,052)   (39,493)   (669,545)
                                   ---------   --------   ---------
 Net Property and equipment        $ 122,009   $ 78,987   $ 200,996
                                   ---------   --------   ---------
                                   ---------   --------   ---------

At December 31, 1994 property and equipment consisted of the following:

                                   Purchased    Leased      Total
                                   ---------   --------   ---------
 Equipment                         $ 503,129   $131,330   $ 634,459
 Software systems                    109,479          0     109,479
 Furniture and fixtures              104,943          0     104,943
 Leasehold improvements               31,265          0      31,265
                                   ---------   --------   ---------
                                     748,816    131,330     880,146

 Accumulated  depreciation and
  amortization                      (557,846)        (0)   (557,846)
                                   ---------   --------   ---------
 Net Property and
  equipment                        $ 190,970   $131,330   $ 322,300
                                   ---------   --------   ---------
                                   ---------   --------   ---------

     Depreciation and amortization expense related to property and equipment was $124,735, $116,742 and $140,143, during 1995, 1994 and 1993, respectively.

NOTE E -  ACCRUED EXPENSES
- ----------------------------------------------------------------------------

     The Company's accrued expenses at December 31 consisted of the following:

                                                    1995              1994
                                                  --------          --------
 Accrued professional fees                        $ 73,773          $ 58,465
 Accrued payroll                                    38,054            40,947
 Accrued interest                                        0             7,583
 Accrued other                                      29,674            30,467
                                                  --------          --------
 Total                                            $141,501          $137,462
                                                  --------          --------
                                                  --------          --------


NOTE F - DEBT
- ----------------------------------------------------------------------------

     The $200,000 promissory note outstanding at December 31, 1994, and bearing interest at 15% per annum was repaid during 1995.


NOTE G - INCOME TAXES
- ----------------------------------------------------------------------------

     Due to current and prior years operating losses, no provision or benefit for income taxes has been recorded by the Company.

     During 1992, an ownership change occurred which severely limits the use of net operating loss carryforwards. Management estimates that the net operating loss carryforwards which were generated prior to the ownership change and which will be available as deductions against future taxable income, if and when the Company achieves profitability, are limited to the $358,000 per year through 2007. Net operating loss carryforwards generated in 1992 through 1995 which are not subject to limitation are approximately $4.3 million and will expire at various times through 2009.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of January 1, 1993. This change in accounting principle had no effect on the Company's Consolidated Statement of Revenues and Expenses for the year ended December 31, 1993.

     Deferred tax assets and liabilities are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Deferred tax assets (liabilities) at December 31 are comprised of the following:

 DESCRIPTION                                      1995              1994
 -----------                                  -----------       -----------
 Net operating loss carryforwards             $ 3,594,727       $ 3,461,851
 Allowance for doubtful accounts                       --            37,098
 Depreciation of property, plant and
  equipment                                        24,994            20,660
 Deferred credits                                  11,631            11,588
 Other, net                                        13,748            16,623
                                              -----------       -----------
 Total deferred tax asset                       3,645,100         3,547,820
                                              -----------       -----------
 Valuation allowance                           (3,645,100)       (3,547,820)
                                              -----------       -----------
 Net deferred tax assets (liabilities)        $         0       $         0
                                              -----------       -----------
                                              -----------       -----------

NOTE H - LEASE COMMITMENTS
- ----------------------------------------------------------------------------

     Future minimum payments under non-cancelable operating leases on office facilities at December 31, 1995 are as follows:

          1996                $ 96,484
          1997                  90,528
          1998                  52,808
                              --------
          Total               $239,820
                              --------
                              --------

     On May 15, 1995, the Company leased a 1,260 square feet office space in Ponce, Puerto Rico, for $2,250 a month. The term of the lease is five years, with the Company having the option to terminate the lease after one year of occupancy with ninety days written notice.

     On August 1, 1995, the Company renewed its lease on UMC's corporate offices in Dallas. The lease term extends through January 31, 2001. The first six months are rent free through January 31, 1996. Effective February 1, 1996 through January 31, 1999, the Company's monthly rent is $7,544. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, the monthly rent will be $7,887 and $8,230 respectively. Rent expense during 1995, 1994 and 1993 related to this lease was $64,111, $63,498 and $62,458, respectively. The Company has the option to terminate the lease after three years of occupancy, providing it gives ninety days notice to the lessor. Management believes that its facilities are well-located and are in good condition. The Company's future facilities requirements will depend upon the success of its business. Management believes that there is adequate office space available should its space requirements increase.

     On December 30, 1994, the Company leased a new IBM A/S 400 Advanced Series 9406 Model 300 computer, for a term of 66 months, with no payments due during the first six months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752. Monthly lease payments will be $4,196 from June 1995 until May 2000. The Company's capital lease payment obligations totaled $222,388 as of December 31, 1995, of which $50,352 is payable each year through 1999 and $20,980 is payable in 2000. Of the total future payments of $222,388 under this lease, $28,106 represents interest, $12,132 represents maintenance and $10,547 represents sales tax. The equipment financed under this lease may be purchased at the end of the lease for $1.

     During 1993, the Company rented certain office equipment under operating leases. Rental expense under such operating leases was $69,799 during 1993. The Company had no operating leases for office equipment during 1995 and 1994.

     Interest expense on capital lease obligations was $15,141, $11,055, and $38,665 during 1995, 1994 and 1993, respectively. Amortization expense on leased assets was $39,422, $31,080, and $65,179 during 1995, 1994, and 1993, respectively.

     Management executed a Settlement And Termination Agreement with the Company's principal equipment lessor and its assignee on February 19, 1993. Under the terms of this agreement, the Company paid $316,440 and issued 388,750 shares of its Common Stock in exchange for clear title to certain leased computer hardware and telephone equipment. In addition the Company, the lessor and its assignee released each other from all claims arising under the lease contracts. On March 3, 1993 the Company also executed a Settlement And Termination Agreement with an office equipment lessor relative to two lease contracts covering the Company's copier equipment. Under the terms of this agreement, the Company paid $16,238 for clear title to the equipment and a full release from all claims arising under the copier lease contracts.


NOTE I - DEFERRED CREDITS
- ----------------------------------------------------------------------------

     Deferred Credits of $31,434, $31,319, and $89,125 as of December 31, 1995, 1994, and 1993, respectively, relate to escalating lease payments as specified in the lease contract for the Company's corporate office facilities which was executed on August 1, 1995 and April 4, 1990, respectively. The Company's current lease on its corporate offices is an escalating rental schedule extending until January 31, 2001 with the first six months of rent free. In order to properly record monthly rent expense during the six month period when no cash outlay for rent was required, the Company reported monthly rental expense and related deferred credits which were calculated using the total of rentals due under the amended lease agreement dated August 1, 1995, divided by the minimum non-cancelable term of 36 months. The deferred credits accumulated during the first six months of the term of the amended lease will be amortized on a straight line basis beginning in February 1996, as a $1,257 per month reduction in rent expense through the expiration of the non-cancelable term of the lease in July 1998.

NOTE J - ORGANIZATION AND COMMON STOCK
- ----------------------------------------------------------------------------

     United Medicorp Texas, Inc. was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned shell corporation, which simultaneously changed its name to United Medicorp, Inc., pursuant to an Agreement and Plan of Reorganization among the Company, UMC-Texas and the stockholders of UMC-Texas. Under the terms of the agreement, Gamma issued $.01 par value common stock to the shareholders of UMC-Texas in exchange for all of the then outstanding shares of UMC-Texas.

     On February 22, 1993, the Company completed a private sale of 3,283,000 shares of Common Stock at a price of $.35 per share. The Company received net proceeds of $1,138,199 after deducting legal fees and other expenses of the offering.

     On July 22, 1993, the Company completed a private offering to offshore investors of 4,000,000 shares of UMC Common Stock at the price of $.28 per share. The Company received net proceeds of $1,115,347 after deducting legal fees and other expenses of the offering.

     On September 1, 1994, the Company completed a private offering to offshore investors of 2,369,999 shares of UMC Common Stock at a price of $.15 per share. The offering generated net proceeds of $348,011 after deducting legal fees and other expenses of the offering.

     At December 31, 1995, there were 5,000,000 shares of Preferred Stock authorized but unissued. There were 50,000,000 shares of $.01 par value Common Stock authorized, of which 26,415,764 shares were issued and outstanding, with 105,547 shares held in Treasury Stock. In addition, 2,295,500 shares of Common Stock were reserved at December 31, 1995 for issuance of outstanding warrants and options.

NOTE K - WARRANTS
- ----------------------------------------------------------------------------

     During May, June, and July 1990, the Company issued warrants to purchase 88,750 shares of Common Stock, at $5.50 per share, to five parties as additional compensation for extending Bridge Loans to the Company at the rate of one share for each $8 loaned. Two trusts related to (and beneficially attributable to) the person who was then the Company's Chairman and Chief Executive Officer received warrants to purchase 38,750 shares in these transactions. These warrants expire between November 1997 and January 1998.

     On August 14, 1992, the Company issued a warrant to purchase 12,500 shares at $.25 per share to the Company's former Controller in consideration of her past service to the Company following the elimination of her position in a reduction-in-force. This warrant expires on August 14, 1996.

     On August 21, 1992, the Company issued a warrant to purchase 25,000 shares at $.75 per share as additional consideration for the acquisition of Sterling Hospital Systems, Inc. This warrant expires on August 21, 1996.

     On August 6, 1993, warrants to purchase 750,000 shares of Common Stock at an exercise price of $.25 per share were granted to a sales agent. Of these 150,000 warrants are exercisable immediately, with the remaining 600,000 warrants becoming exercisable based on fees billed to customers referred to UMC by the sales agent over a three year period. The warrants expire on August 6, 1998. The Company recorded an expense of $10,950 upon issuance of these warrants.

     On August 9, 1993, warrants to purchase 85,000 shares of UMC Common Stock were issued to two former directors of UMC. The warrants are exercisable over a three year period at an exercise price of $.31. These warrants expire on August 6, 1996. The Company recorded an expense of $6,205 upon issuance of these warrants.

     On August 29, 1994, a warrant to purchase 40,000 shares of UMC Common Stock at $.31 per shares was issued to a former director of UMC.

     The shares of common stock represented by the warrants, listed above, have not been registered under the Securities Act of 1933.

NOTE L - STOCK OPTIONS
- ----------------------------------------------------------------------------

     At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the 1995
Plan), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan.

     At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the 1992
Plan), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan.
In addition, the Company's Third Amended And Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. Options outstanding on July 13, 1992 under the 1989 Plan will continue in force consistent with the terms and conditions under which they were originally issued.

     Under the terms of the Plan, both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award.

                            SUMMARY OF STOCK OPTIONS

                                                 1995                     1994                      1993
                                      ------------------------   ----------------------   ----------------------
                                       NUMBER         PRICE      NUMBER       PRICE       NUMBER        PRICE
                                         OF            PER         OF          PER          OF           PER
                                       SHARES         SHARE      SHARES       SHARE       SHARES        SHARE
                                      ---------   ------------   -------   ------------   -------   ------------
 Options outstanding at
  beginning of year                     913,750   $.20 to $.31   831,250   $.20 to $.31   619,750   $.20 to $.25
 Options granted                        362,000   $.06 to $.31   330,000   $.25 to $.31   405,000   $.28 to $.31
 Options exercised                            0              0         0              0         0              0
 Options canceled                        30,000   $.13 to $.43   247,500   $.25 to $.43   193,500   $.25 to $.43
                                      ---------                  -------                  -------
 Options outstanding at end of year   1,245,750   $.06 to $.31   913,750   $.20 to $.31   831,250   $.20 to $.31
                                      ---------                  -------                  -------
                                      ---------                  -------                  -------

 Options exercisable at end of year     628,917   $.06 to $.31   392,084   $.20 to $.31   726,250   $.20 to $.31

NOTE M - RELATED PARTY TRANSACTIONS
- --------------------------------------------------------------------------------

The Company paid approximately $77,546, $103,137, and $125,480 during 1995, 1994 and 1993, respectively, in sales commissions to marketing companies in which a former member of the Board of Directors holds an interest.

On February 24, 1993, the Company issued 126,000 shares of Common Stock to an investment banking firm. The stock was issued as payment in full for $44,021 in placement agent fees for services rendered in connection with the private sale of the Company's Common Stock which was completed in August, 1992. A former director, who served as Chairman of The Board of Directors of the Company from February 18, 1992 to January 12, 1993, was employed as an executive by this investment banking firm at the time these services were performed. The amount of $44,021 was included in "trade accounts payable" at December 31, 1992.

     In September 1993, the Company sold 110,000 shares of UMC Common Stock to its Chief Executive Officer and Chief Financial Officer at $.25 per share.

NOTE N - COMMITMENTS AND CONTINGENCIES
- --------------------------------------------------------------------------------

     The Company is the defendant in a lawsuit filed on March 2, 1995 by a former employee of the Company. The lawsuit charges the Company with wrongful discharge. The Plaintiff seeks compensation for unspecified past and future economic loss, damages, exemplary damages, reinstatement, attorney's fees and interest. The Plaintiff has requested a trial by jury. Management believes this lawsuit to be without merit and intends to vigorously defend against the claim.

NOTE O - SIGNIFICANT CUSTOMERS
- --------------------------------------------------------------------------------

     During 1995, 91% of fee revenue was earned from three customers. The Washington Hospital Center (WHC) provided fees totaling 64% of total fee revenue. Of the revenue generated by WHC during 1995, 99% was generated as a result of an ongoing contract and 1% was generated as a result of backlog contracts. Accounts receivable from the three customers were $80,505, $36,579, and $3,614 at December 31, 1995.

     During 1994, 90% of fee revenue was earned from three customers. The Washington Hospital Center (WHC) provided fees totaling 85% of total fee revenue. Of the revenue generated by WHC during 1994, 99% was generated as a result of an ongoing contract and 1% was generated as a result of backlog contracts. Accounts receivable from the three customers were $145,944, $8,765, and $1,813 at December 31, 1994.

     During 1993, 86% of fee revenue was earned from WHC. Of the revenue generated by WHC, 79% was generated as a result of the ongoing contract and 21% was generated as a result of backlog contracts with this customer.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of United Medicorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of revenues and expenses, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of United Medicorp, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP

Dallas, Texas
March 14, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of United Medicorp, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 14, 1996 appearing on page 50 of this Annual Report on Form 10-K also included an audit of the Consolidated Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Dallas, Texas
March 14, 1996

                                                                SCHEDULE VIII

                             UNITED MEDICORP, INC.
               CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER, 1995, 1994 AND 1993

                                                         DEDUCTIONS FROM
                                            ADDITIONS     RESERVES FOR
                              BALANCE AT   CHARGED TO     PURPOSES FOR      BALANCE
                              BEGINNING    COSTS AND     WHICH RESERVES      AT END
 DESCRIPTION                   OF YEAR      EXPENSES      WERE CREATED       OF YEAR
 -----------                 ----------   ------------   ---------------   ----------
 Reserves for doubtful
 accounts applicable to
 current receivables:
 1995                          $107,765         $8,036          $108,308       $7,493

 1994                           $99,344         $8,801              $380     $107,765

 1993                          $120,417        $21,121           $42,194      $99,344

 Valuation allowance for
 deferred tax assets:

 1995                        $3,547,820        $97,280                $0   $3,645,100

 1994                        $2,948,440       $599,380                $0   $3,547,820

                                EXHIBIT INDEX

    3.1 Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on February 26, 1988, is incorporated herein by reference to Exhibit 3(a) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988.

    3.2 By-Laws of the Company are incorporated herein by reference to Exhibit 3(b) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988.

    3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on July 12, 1989, is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989.

    3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

    4.1 Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 4 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

    4.2 First Amended Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on December 7, 1989 is incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-K filed for the fiscal year ended December 31, 1989.

    4.3 Specimen Form of Certificate of Common Stock of the Company is incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

    4.4 Article Fourth of the Company's Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989.

    4.5 Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on June 21, 1990 is incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective on July 27, 1990.

    9.    Not Applicable.

   10.1 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989.

   10.2 Form of Warrant to purchase shares of the Company's Common Stock granted to certain persons during 1990 in connection with the provision of interim financing is incorporated herein by reference to
          Exhibit 10.14 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

   10.3 Medical Claims Management/Collection Agreement, dated May 25, 1990, by and between the Company and University Hospital is incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

   10.4 Master Equipment Lease Agreement, dated February 2, 1990, by and between the Company and Com Resources, Inc., together with certain Schedules attached thereto is incorporated herein by reference to
          Exhibit 10.22 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990.

   10.5 First Amended and Restated 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K filed for the fiscal year ended December 31, 1990.

   10.6 Third Amended and Restated 1989 Stock Option Plan of the Company. (Previously filed.)

   10.7 1992 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

   10.8 Warrant dated August 21, 1992, issued to Gary R. Beauchamp is incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

   10.9 Warrant dated August 21, 1992 issued to Walid E. Moukarzel is incorporated herein by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

   10.10 Warrant dated August 14, 1992, issued to Mary G. Merritt is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

   10.11 Customer Service Agreement dated December 15, 1992 by and between the Company and the Washington Hospital Center is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178.

   10.12 Settlement and Termination Agreement dated as of February 19, 1993 by and between the Registrant, American Pacific Acceptance Corporation and Summit Capital Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 3, 1993.

   10.13 Warrant dated March 2, 1993, issued to Walid E. Moukarzel. (Previously filed.)

   10.14 Standard Office Building Lease Agreement dated June 1, 1989, between the Registrant and Aetna Life Insurance Company. (Previously filed.)

   10.15 Third Amendment to Lease, dated May 1, 1992, between the Registrant and Aetna Life Insurance Company. (Previously filed.)

   10.16 Sales Agent Agreement dated August 6, 1993, between UMC and Consolidated Associates, Inc., is incorporated herein by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

   10.17 Sales Agent Agreement dated August 6, 1993, between UMC and Tomar Investments, is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

   10.18 Warrant dated August 9, 1993 issued to Tomar Investments. (Previously filed.)

   10.19 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 3, 1993. (Previously filed.)

   10.20 Promissory Note dated September 30, 1994 made by the Registrant to BFI Banque de Financement et D'Investissement. (Previously filed.)

   10.21 Term Lease Supplement dated December 30, 1994 between the Registrant and IBM Credit Corporation. (Previously filed.)

   10.22  1995 Stock Option Plan

   10.23  Modification and Ratification of Lease, dated July 19, 1995.

   22.1   Subsidiaries of the Company. (Previously filed.)

   23.1   Consent of Price Waterhouse LLP, Independent Accountants

   27     Financial Data Schedule