Form 10-Q
period 1996-03-31
UNITED MEDICORP INC
filed 1996-05-14
CIK 831460

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              ____________

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 1996                                 Commission File No.1-10418


                        UNITED MEDICORP, INC.
          (Exact name of registrant as specified in charter)


   Delaware                                                     75-2217002
- -------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS employer identification no.)
 incorporation or organization)


10210 N. Central Expressway, #400
   Dallas, Texas                                                     75231
- ---------------------------------                                    -----
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

As of April 1, 1996, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                          UNITED MEDICORP, INC.
                              March 31, 1996

                            TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Consolidated Balance Sheets as of March 31, 1996
 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . .3

 Consolidated Statements of Revenues and Expenses
 for the Three Months Ended March 31, 1996 and 1995. . . . . . .4

 Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1996 and 1995. . . . . . . . . . .5

 Notes to Consolidated Financial Statements. . . . . . . . . . .6

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations . . . . . . . . . . . . . .7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . 12

 Item 2.  Changes in Securities  . . . . . . . . . . . . . . . 12

 Item 3.  Default Upon Senior Securities . . . . . . . . . . . 12

 Item 4.  Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . 12

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . 12

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                               UNITED MEDICORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              (UNAUDITED)      (AUDITED)
                                               MARCH 31,      DECEMBER 31,
                                                 1996             1995
                                              -----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $    70,026    $    58,078
  Accounts receivable, less allowance for
   doubtful accounts of $6,791 and $7,493,
   respectively                                   180,485        138,970
  Notes receivable, less allowance for
   doubtful accounts of $0 and $0,
   respectively                                       214            214
  Prepaid expenses and other                       17,389         20,427
                                              -----------    -----------

    TOTAL CURRENT ASSETS                          268,114        217,689

PROPERTY AND EQUIPMENT (net)                      179,909        200,996

OTHER ASSETS                                       16,855         17,373
                                              -----------    -----------

   TOTAL ASSETS                               $   464,878    $   436,058
                                              -----------    -----------
                                              -----------    -----------

CURRENT LIABILITIES:
  Payable to clients                          $    60,942    $    19,902
  Trade accounts payable                           70,901         48,230
  Accrued expenses                                137,679        141,501
  Deferred revenue                                  7,980         15,959
  Current portion of capital lease
   obligations                                     30,320         32,487
                                              -----------    -----------

    TOTAL CURRENT LIABILITIES                     307,822        258,079

LONG TERM LEASE OBLIGATION                        126,142        138,565

DEFERRED CREDITS                                   36,996         31,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
   authorized, 26,415,764 shares issued and
   outstanding at 3/31/96 and 12/31/95.           264,157        264,157

Less: 105,547 shares of treasury stock,
 at cost                                         (221,881)      (221,881)
Additional paid-in capital                     18,552,343     18,552,341
Retained deficit                              (18,600,701)   (18,586,637)
                                              -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                    (6,082)         7,980
                                              -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                     $464,878       $436,058
                                              -----------    -----------
                                              -----------    -----------


The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
               CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                 (UNAUDITED)

                                   THREE MONTHS       THREE MONTHS
                                      ENDED              ENDED
                                  MARCH 31, 1996     MARCH 31, 1995
                                  --------------     --------------
REVENUES:
  Fee income                       $   470,365        $   588,142
  Interest income                            0              1,680
                                   -----------        -----------

    Total revenues                     470,365            589,822

EXPENSES:
  Salaries and benefits                305,075            395,313
  Selling, general and
   administrative                      105,960            114,837
  Professional fees                     14,489             16,490
  Office and equipment rental           28,303             16,137
  Depreciation and amortization         26,034             31,481
  Interest                               4,568              7,432
                                   -----------        -----------

    TOTAL EXPENSES                     484,429            581,690
                                   -----------        -----------

NET INCOME (LOSS)                  $   (14,064)       $     8,132
                                   -----------        -----------
                                   -----------        -----------

NET INCOME (LOSS) PER SHARE        $     (0.00)       $      0.00
                                   -----------        -----------
                                   -----------        -----------

WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING          26,310,217         26,310,217
                                   -----------        -----------
                                   -----------        -----------

The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                              THREE MONTHS     THREE MONTHS
                                                 ENDING            ENDING
                                             MARCH 31, 1996    MARCH 31, 1995
                                             --------------    --------------
OPERATING ACTIVITIES:
  Net income (loss)                            $ (14,064)         $  8,132
  Adjustments to reconcile net income
   (loss) to cash used in operating
   activities:
     Depreciation and amortization                26,034            31,481
     (Increase) in accounts receivable           (41,515)          (61,343)
     (Increase) in notes receivable                    0           (21,000)
     Decrease in prepaid expenses and other        3,038             7,207
     Increase in deposits and other                    0            12,180
     Increase in payable to clients               41,040             4,851
     Increase (Decrease) in accounts payable      22,671           (21,062)
     Increase (Decrease) in accrued expenses      (3,822)           17,640
     (Decrease) in deferred revenue               (7,979)                0
     Increase (Decrease) in deferred credits       5,562           (11,745)
                                               ---------          --------
       Net cash provided by (used in)
        operating activities                      30,965           (33,659)
                                               ---------          --------

INVESTING ACTIVITIES:
  (Additions) of property and equipment, net      (4,427)           (1,863)
                                               ---------          --------
    Net cash (used in) investing activities       (4,427)           (1,863)
                                               ---------          --------

FINANCING ACTIVITIES:
  Repayment of notes payable                           0          (200,000)
  (Decrease) in capital lease obligations        (14,590)                0
                                               ---------          --------
    Net cash (used in) financing activities      (14,590)         (200,000)
                                               ---------          --------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      11,948          (235,522)

CASH AND CASH EQUIVALENTS, beginning of
 period                                           58,078           351,233
                                               ---------          --------

CASH AND CASH EQUIVALENTS, end of period       $  70,026          $115,711
                                               ---------          --------
                                               ---------          --------

  Cash paid for interest                       $   4,568          $ 11,611
                                               ---------          --------
                                               ---------          --------




The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

United Medicorp, Inc. (the "Company" or "UMC") is a publicly held company traded on the over the counter market under the symbol UMCI. UMC was founded in March, 1989 to provide medical insurance claims management services to healthcare providers throughout the United States.

The accompanying consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  CAPITAL INFUSION AND GOING CONCERN

At March 31, 1996, the Company had $70,026 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund operations through 1996. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1996, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

3.  ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $180,485 of accounts receivable at March 31, 1996 are $29,134 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). As of the date of this report, HAS cash reserves are zero. The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to receivables due from HAS.

4.  PAYABLE TO CLIENTS

Payable to clients includes claim payments collected from insurance carriers on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval. Also included in this item at March 31, 1996 is $26,516 received from HAS in payment of a UMC invoice for services rendered to the Yauco Hospital. Due to ambiguities in the contract between UMC and HAS, there is a possibility that, under certain circumstances, HAS would demand repayment of these funds from UMC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

U.S. OPERATIONS: During the three months ended March 31, 1996, the Company completed a contract for billing and collection services for an operator of wound care clinics; a contract for managed care claims repricing services with an association of primary care physicians; and a contract for billing and collection services for a hospice. Once these contracts are fully ramped up, management's estimate of the monthly revenues from these three new contracts is in the range of $5K to $10K per month.

Late in the quarter, the Company was notified by its second largest customer, Mimbres Memorial Hospital ("MMH"), that it had accepted an offer to be acquired by a hospital chain. The chain has available the resources necessary to perform all of the billing and collection functions which had been outsourced to UMC. Effective April 12, 1996, MMH discontinued transmitting new claims to UMC for processing. MMH contributed about $360K in fees during 1995 and $90,700 in fees during the three months ended March 31, 1996. Management believes that the wind down of services to MMH will generate about $25K to $35K in fees during the second quarter of 1996.

PUERTO RICAN OPERATIONS: Most of the Company's revenue in Puerto Rico is derived from HAS, which the Company serves as a subcontractor in regard to HAS' contract for claims processing services to the Administracion de Facilidades y Servicios de Salud ("AFASS"). Under this contract, the Company has provided claims processing and follow up services to eight AFASS funded clinics and one hospital in Yauco, Puerto Rico.

Early in the first quarter, the Company received $26,516 from a progress billing for services at the Yauco Hospital. Under the contract between HAS and AFASS, fees for the contract term from July 1, 1995 to June 30, 1996 are computed as a percentage of the amount by which total collections exceed a "baseline" of $2,500,000. As of March 31, 1996, the Company's projections based on collections and claims processed to date indicate that the baseline will not be attained and therefore no fees will be realizable from the Yauco contract when the final reconciliation of total collections received and fees due is completed in late 1997.

The contract between the Company and HAS is silent with respect to any obligation the Company may have to repay overpayments received from AFASS on progress billings. In addition, based on a 19 percent decline in admissions at the Yauco Hospital, HAS has requested a reduction in the baseline to a level which, if approved by AFASS, would allow UMC to recognize fee income on the progress payment of $26,516 already received plus additional fees of up to about $55K for services rendered to the Yauco Hospital during the current contract term. Due to the uncertainties described above, the Company has chosen to record the $26,516 payment mentioned above in "payable to clients" on the balance sheet at March 31, 1996. A response from AFASS to HAS' request for a reduction in the Yauco contract baseline is expected by June 1, 1996. The company has no basis to dtermine or predict the likely outcome of the request.

In March, 1996, the Company initiated claims processing services for a ninth AFASS funded clinic. No additional employees were hired to accomplish the provision of services to this clinic, and management believes that the incremental costs associated with this new customer will be minimal. Collections and fees resulting from claims submitted for this clinic are projected to begin late in the second quarter of 1996. After full ramp up, which normally requires six months, UMC has, in the past, averaged about $500 to $1,000 per month in fees from each of the AFASS clinics served.

During the first quarter, the Company's Puerto Rican operations generated revenues of $32,955, direct expenses of $49,246 and negative gross margin of $16,291. There can be no assurance that projected revenues from claims generated by these customers will continue as forecasted or that the Company will be successful in securing new customers in the Puerto Rican market. In addition, the current contract between HAS and AFASS, pursuant to which most of the Company's revenues from Puerto Rican operations are generated, expires June 30, 1996. There can be no assurance that this contract will be extended or renewed upon expiration.

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

                        PROCESSING VOLUME AND FEES

                                 1994                           1995                  1996
                      -------------------------  ----------------------------------  -------
                      SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD   FOURTH    FIRST
                      QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                      -------  -------  -------  -------  -------  -------  -------  -------
Number of Claims
Accepted for
Processing
  Ongoing              32,552   32,280   38,779   46,972   46,021   43,161   47,249   48,280
  Backlog                  48        0    5,753        0        0        0    3,455       41
                       ------   ------   ------   ------   ------   ------   ------   ------
  Total                32,600   32,280   44,532   46,972   46,021   43,161   50,704   48,321

Gross Amount of
Claims Accepted for
Processing ($000)
  Ongoing              14,935   14,280   18,571   19,182   19,999   18,791   21,660   19,923
  Backlog                 207        0    3,362        0        0        0    1,269       17
                       ------   ------   ------   ------   ------   ------   ------   ------
  Total                15,142   14,280   21,933   19,182   19,199   18,791   22,929   19,940

Collections ($000)
  Ongoing               6,516    7,336    7,851    9,270    9,883    9,613    8,694    9,020
  Backlog                 136      194      130      272      159       28       60       70
                       ------   ------   ------   ------   ------   ------   ------   ------
  Total                 6,652    7,530    7,981    9,542   10,042    9,641    8,754    9,090

Fees Earned ($000)
  Ongoing                 290      332      371      549      482      449      447      467
  Backlog                   8       14       15       39       15        2        3        3
                       ------   ------   ------   ------   ------   ------   ------   ------
  Total                   298      346      386      588      497      451      450      470


For Ongoing claims, there is typically a time lag of approximately 15 to 45 days from contract execution to computer hardware installation and training of customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Following installation and training of the customer's personnel, the customer begins entering claims and transmitting them to the Company. There is usually a time lag of 30 to 90 days between transmission of a claim to a third party payor and collection of a claim from that payor, except in Puerto Rico, where commercial payors often delay payment on claims for up to two years.

QUARTERLY INFORMATION: Fee income decreased $117,777 or 20 percent, from $588,142 for the three months ended March 31, 1995 to $470,365 for the three months ended March 31, 1996. The decrease was due to decreased revenue of $36,830 from domestic operations and $80,947 from Puerto Rican operations.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services decreased by 9 percent from $418,771 for the three months ended March 31, 1995 to $382,352 for the three months ended March 31, 1996 due primarily to reduced revenue from WHC. Backlog collection fees decreased by 90 percent, from $38,817 for the three months ended March 31, 1995 to $3,804 for the three months ended March 31, 1996 due primarily to reduced backlog fees from MMH. Fees from UMC's UMClaimPros interim staffing service increased by 111 percent from $12,582 for the three months ended March 31, 1995 to $26,566 for the three months ended March 31, 1996. Patient billing fees increased from $0 for the three months ended March 31, 1995 to $7,522 for the three months ended March 31, 1996, and installation and training fees increased $0 for the three months ended March 31, 1995 to $6,900 for the three months ended March 31, 1996. Repricing fees increased from $0 for the three months ended March 31, 1995 to $4,257 for the three months ended March 31, 1996.

For Puerto Rican operations, the Yauco Hospital contributed $106,466 in revenues during the first quarter of 1995, compared to $0 in the first quarter of 1996. Fees from clinics increased by 170 percent, from $7,435 for the three months ended March 31, 1995 to $20,097 for the three months ended March 31, 1996. Physician fees increased from $0 for the three months ended March 31, 1995 to $4,080 for the three months ended March 31, 1996.

Salaries and benefits for the first quarter of 1996 decreased $90,237, or 23 percent, from $395,313 for the three months ended March 31, 1995 to $305,075 for the three months ended March 31, 1996. Total headcount decreased from 48 at March 31, 1995 to 40 at March 31, 1996, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $8,877, or 8 percent, from $114,837 for the three months ended March 31, 1995 to $105,960 for the three months ended March 31, 1996, due primarily to expenses incurred during the three months ended March 31, 1995 associated with the start up of the Company's Puerto Rico operations. No such expenses were incurred during 1996.

Professional fees decreased by $2,001, or 12 percent, from $16,490 in the first quarter of 1995 to $14,489 in the first quarter of 1996, due to lower legal fees.

Rental expense increased $12,165, or 75 percent, from $16,137 in the first quarter of 1995 to $28,303 in the first quarter of 1996, due to the expiration of deferred credits on the lease ending July 31, 1995 for the office space in Dallas, Texas, and increased rent for the office space in Ponce, Puerto Rico which began in May, 1995.

Depreciation and amortization decreased $5,447, or 17 percent, from $31,481 in the first quarter of 1995 to $26,034 in the first quarter of 1996, due primarily to fixed assets becoming fully depreciated.

Interest expense decreased by $2,864, or 39 percent, from $7,432 in the first quarter of 1995 to $4,568 in the first quarter of 1996, due to the repayment of a note payable to an offshore bank on February 24, 1995.


                       LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: Operating funds through March 31, 1995 have been derived primarily from the issuance of Common Stock ($18.8 million).

CAPITAL EXPENDITURES: During the first quarter of 1996, the Company made capital expenditures totalling $4,427 primarily for the purchase of computer software necessary to support the start up of new patient balance collection services. As of March 31, 1996, the Company had no significant outstanding commitments for capital expenditures.

LIQUIDITY OUTLOOK: At March 31, 1996, the Company had $70,026 in cash and cash equivalents and $180,485 in net accounts receivable. The Company generated positive cash flow of $11,948 during the first quarter of 1996 compared to negative cash flow of $235,522 during the first quarter of 1995.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. The Company has not established any reserve for bad debts related to receivables due from HAS.

During the first quarter of 1996, the Company attempted to complete an offering of a new class of preferred stock to a number of investors, including British investors who had previously invested in private placements of the Company's Common Stock. The offering was not successful.

Although the Company generated positive cash flow during the first quarter of 1996, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,600,701 since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

                                       UNITED MEDICORP, INC.
                                       (Registrant)

By: /s/  PETER W. SEAMAN                          Date:  May 9, 1996
   ---------------------------------                     -----------
    Peter W. Seaman, President and
    Chief Executive Officer
    (Principal Accounting Officer)