Form 10-K/A
period 1995-12-31
UNITED MEDICORP INC
filed 1996-05-16
CIK 831460

===============================================================================

                             Washington, D.C.  20549
                                  FORM 10-K/A-1

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS       ON WHICH REGISTERED
               -------------------       -------------------
                       NONE                    NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                                  COMMON STOCK

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

===============================================================================

                              UNITED MEDICORP, INC.

                             INDEX TO FORM 10-K/A-1

ITEM
NUMBER                                 PART III                             PAGE
- ------                                 --------                             ----

10        Directors and Executive Officers of the Registrant . . . . . . . . . 3
11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 6
12        Securities Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . . 8
13        Certain Relationships and Related Transactions . . . . . . . . . . .10

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------------------------

The Company's Bylaws provide that the number of directors which shall constitute the whole Board shall be fixed from time to time by resolution of the Board of Directors or stockholders but shall not be less than one nor more than eleven. The current Board of Directors consists of four members. Of the current directors, one is an employee of the Company and three have principal occupations or employment which are outside the Company.

Information regarding each director is set forth below:

MICHAEL P. O'BOYLE (39) was elected to the Board of Directors on August 9, 1993. Mr. O'Boyle is Chief Financial Officer of Medlantic Healthcare Group and Senior Vice President, Finance of Washington Hospital Center ("WHC"), Washington D.C. WHC is the Company's largest customer. Prior to joining WHC in 1991, Mr. O'Boyle was Vice President and Chief Financial Officer of Saint Joseph's Hospital of Atlanta, Inc. from 1989 to 1991. From 1987 to 1989, Mr. O'Boyle was Vice President, Treasurer and Chief Financial Officer of Children's Hospital Medical Center, Cincinnati, Ohio. Before that, Mr. O'Boyle held a number of accounting and finance positions with The Allentown Hospital and Ernst & Whinney. Mr. O'Boyle holds a B.S. in Accounting and Business from Allentown College of St. Francis de Sales, and is a Certified Public Accountant.

PETER W. SEAMAN (46) was elected President and Chief Executive Officer on February 10, 1994. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant.

JOSEPH A. SPIAK (54) was elected as a director of United Medicorp, Inc. on November 13, 1995. Mr. Spiak is Managing Director, Municipal Markets, Health Care Finance of Merrill Lynch, Pierce, Fenner & Smith ("Merrill Lynch"), Incorporated, New York, N.Y. Prior to joining Merrill Lynch in 1979, Mr. Spiak was Director of Planning for United Hospital from 1974 to 1979. Mr. Spiak holds a Master of Science in Hospital Administration from the Columbia University School of Public Health, and a B.A. in Philosophy from Stonehill College.

J. OTIS WINTERS (63) was elected as a director and Chairman of the Board of United Medicorp, Inc. on January 12, 1993. Mr. Winters is Chairman of the Dallas-based management consulting firm of Pate, Winters, & Stone, Inc.
(PWS). Prior to co-founding PWS in 1990, Mr. Winters served as Managing Director of Mason Best Company, an investment banking firm, and

President and Director of Avanti Energy Corporation. Mr. Winters holds B.S. and M.S. degrees in Petroleum Engineering from Stanford University and an M.B.A. from the Harvard Business School.

In connection with the Company's public offering of Common Stock in August, 1990, the Company agreed to use its best efforts to cause, upon written request, a designee of the managing underwriter in such public offering, the Principal/Eppler, Guerin & Turner, Inc. ("EGT"), to be nominated and elected to the Company's Board of Directors. To date, no request has been made by EGT with respect to such nomination and election.

Each director will hold office until this year's annual meeting of stockholders, expected to be held in July, 1996, or until his successor is elected and has qualified.

BOARD COMMITTEES AND MEETINGS

The principal standing committees of the Board of Directors include the following:

AUDIT COMMITTEE. The Audit Committee's responsibilities include recommending to the Board of Directors the independent auditors to be employed for the purpose of conducting the annual audit of the Company's financial statements, discussing with the auditors the scope of their examination, reviewing the Company's financial statements and the auditors' report thereon with Company personnel and the auditors, determining whether the auditors have received all the explanations and information which they had requested, and inviting the recommendations of the auditors regarding internal controls and other matters.

The Company's Audit Committee was formed on August 15, 1990 and met once during 1995. The Committee consists of Michael O'Boyle, Chairman, Joseph Spiak and Otis Winters.

COMPENSATION COMMITTEE. The Compensation Committee's responsibilities include reviewing the Company's compensation plans, making recommendations in areas concerning employee relations, and taking action or making recommendations with respect to the compensation of executive officers, including those who are directors.

The Company's Compensation Committee was formed on August 15, 1990. During 1995, the Compensation Committee held three meetings. The Committee consists of Otis Winters, Chairman and Michael O'Boyle.

STOCK OPTION COMMITTEE. The Company's Stock Option Committee was formed on April 25, 1992 for the purpose of administering the Company's Stock Option Plans. The Stock Option Committee consists of Otis Winters, Chairman and Joseph Spiak.

The mailing address for each of these committees is c/o Robert Powell, Secretary, United Medicorp, Inc., 10210 North Central Expressway, Suite 400, Dallas, Texas 75231.

The Board of Directors held four regularly scheduled meetings during the fiscal year ended December 31, 1995. Various matters were approved during the last fiscal year by unanimous written consent of the Board of Directors. Each incumbent director attended during the last fiscal year at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors; and (ii) the total number of meetings held by all committees of the Board on which such director served.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

Pursuant to Section 16(a) of the Securities Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission and the Boston Stock Exchange reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of such reports furnished to the Company, or written reports that no reports were required, the Company believes that during 1995, all of its executive officers and directors complied with Section 16(a) requirements.

ITEM 11. EXECUTIVE COMPENSATION
- ------------------------------------------------------------------------------

EXECUTIVE OFFICERS

Set forth below are tables showing: (1) in summary form, the compensation paid for the years shown in the table to Peter W. Seaman; (2) the options granted to Mr. Seaman in 1995; and (3) exercise and year end valuation information pertaining to stock options granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal year 1995.

                           SUMMARY COMPENSATION TABLE

                                                                      RESTRICTED
NAME OF PRINCIPAL                                    OTHER ANNUAL        STOCK      OPTIONS/                 ALL OTHER
POSITION               YEAR    SALARY $    BONUS     COMPENSATION       AWARD $     SAR'S #     PAYOUTS    COMPENSATION $
- --------               ----    --------    -----     ------------       -------     -------     -------    --------------
Peter W. Seaman,       1995    97,501       0             0                    0     100,000       0             0
President & CEO        1994    92,165       0             0                    0     100,000       0             0
                       1993    99,813       0             0               19,600      75,000       0             0

                             OPTIONS GRANTED IN 1995

                                                                                   POTENTIAL REALIZED VALUE AT
                                  % OF TOTAL                                      ASSUMED ANNUAL RATES OF STOCK
                                   OPTIONS                                        PRICE APPRECIATION FOR OPTION
                                 GRANTED TO                                                  TERM
                 OPTIONS        EMPLOYEES IN    EXERCISE OR
   NAME          GRANTED            1995        BASE PRICE      EXPIRATION DATE         5%          10%
   ----          -------            ----        ----------      ---------------         --          ---
Peter W. Seaman  100,000 (1)        22%         $.13/share      May 5, 2005 (2)       $8,176       $20,719

(1) This option was granted subject to a three year vesting period.
(2) This option was granted for a term of ten years, subject to termination upon termination of the optionee's employment.

                   AGGREGATED OPTION/SAR EXERCISES IN 1995 (1)
                          AND FY-END OPTIONS/SAR VALUES

                       Number of Unexercised Options/SARs      Value of Unexercised In-the-Money
                       at FY-End (#)                           Options/SARs at FY-End

NAME                   EXERCISABLE/UNEXERCISABLE               Exercisable/Unexercisable
- ----                   -------------------------               -------------------------
Peter W. Seaman        299,999/100,001                         $0/$0

(1) Since no options were exercised by the above-named executive in 1995, no shares were acquired or value realized upon the exercise of options by such person in the last fiscal year.


STOCK OPTION PLANS

The Company currently has in effect the Third Amended and Restated 1989 Stock Option Plan (the "1989 Plan"), which provided for the granting of incentive and non-incentive stock options for up to 1,000,000 shares of Common Stock to employees, directors and consultants. The 1989 Plan became effective August 6, 1989 and terminates after 10 years. The Board of Directors approved the discontinuance of any further option grants under the 1989 Plan on April 25, 1992, when the 1992 Plan (as defined below) was approved by stockholders.

The stockholders of United Medicorp, Inc. approved the 1992 Stock Option Plan (the "1992 Plan") at the 1992 Annual Meeting of Stockholders. The 1992 Plan provides for the granting of incentive and nonqualified stock options for up to 1,000,000 shares of Common Stock to employees, directors, and consultants. The 1992 Plan became effective on July 13, 1992 and terminates after 10 years.

The stockholders of United Medicorp, Inc. approved the 1995 Stock Option Plan (the "1995 Plan") at the 1995 Annual Meeting of Stockholders. The 1995 Plan provides for the granting of incentive and non qualified stock options for up to 1,000,000 shares of Common Stock to employees, directors, and consultants. The 1995 Plan became effective on August 14, 1995 and terminates after 10 years.

DIRECTOR COMPENSATION

Members receive no cash compensation for serving on the Board of Directors. Board members are reimbursed for expenses of meeting attendance. Pursuant to the 1995 Plan, each non-employee director shall receive nonqualified stock options for the purchase of 25,000 shares of Common Stock. These options shall be granted on the first and each subsequent anniversary of the approval of the 1995 Plan by stockholders, as long as the director serves on the Board. The exercise price shall be the fair market value of the Common Stock on the date the nonqualified stock options are granted. One half of the option shall be exercisable immediately and the remainder of the option shall become exercisable on the first anniversary date of the grant. All options shall expire on the tenth anniversary of the date granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
- ------------------------------------------------------------------------------


The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of May 15, 1996 by (i) each current director and nominee for director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock.

                                       AMOUNT AND NATURE
                                        OF BENEFICIAL
NAME OF BENEFICIAL OWNER                OWNERSHIP (1)       PERCENT OF CLASS (1)
- ------------------------                -------------       --------------------
Mercury Asset Management plc. (2)
33 King William Street                     8,067,200             30.7%
London EC4R 9AS Great Britain

Tambura Limited
Rue du Moulin                              1,484,000              5.6%
Sark, Channel Islands

J. Otis Winters (3)                        1,008,000              3.8%
Peter W. Seaman (4)                          500,000              1.7%
Donald E. Collins (5)                        147,000                *
Michael P. O'Boyle (6)                       100,000                *
Mary E. Rogers (7)                            40,000                *
Joseph A. Spiak (8)                           25,000                *

All officers and
directors as
a group (6 persons)                        1,820,000            6.9%*


less than 1%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 26,310,217 shares outstanding except with respect to certain persons who hold presently exercisable options to purchase shares. The percentage for each person who holds presently exercisable options is based upon the sum of 26,310,217 shares outstanding plus the number of shares subject to presently exercisable options held by such person, as indicated in the following notes.

(2) According to a Schedule 13D filed with the Company, Mercury Asset Management plc. ("MAM") manages investments for its clients and the securities indicated are held solely for the accounts of such clients. With respect to 1,535,000 of the shares held on behalf of a unit trust, a wholly-owned subsidiary of MAM, as manager of the trust, has power to vote the shares. MAM has the power to sell the shares for the benefit of the trust. With respect to the remainder of the shares, MAM has dispositive power, but not voting power, subject to its clients' guidelines. MAM does not admit that it is the beneficial owner of any of the indicated shares.

(3)  Includes outstanding exercisable options to purchase 15,000 shares.

(4)  Includes outstanding exercisable options to purchase 299,999 shares.

(5)  Includes outstanding exercisable options to purchase 49,000 shares.

(6)  Includes outstanding exercisable options to purchase 66,666 shares.

(7)  Includes outstanding exercisable options to purchase 26,666 shares.

(8)  Includes outstanding exercisable options to purchase 12,500 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ----------------------------------------------------------------------------

     Michael O'Boyle, a director of the Company, is Chief Financial Officer of Medlantic Healthcare Group and Senior Vice President, Finance of WHC. WHC is the Company's largest customer. See Item 7. Management's Discussion And Analysis of Financial Condition And Results Of Operations.

===============================================================================

SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   United Medicorp, Inc.



Date:    May 15, 1996              By:  /s/  Peter W. Seaman
       ----------------                ----------------------------
                                       Peter W. Seaman, President
                                       and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                            Title                      Date
      ----------                           -----                      ----

/s/ J. Otis Winters                                              May 15, 1996
- -------------------------
J. Otis Winters                Chairman of the Board


/s/ Peter W. Seaman                                              May 15, 1996
- -------------------------
Peter W. Seaman                President and Chief Executive
                               Officer, Director
                               (Principal Accounting Officer)

/s/ Michael P. O'Boyle                                           May 15, 1996
- -------------------------
Michael P. O'Boyle             Director


/s/ Joseph A. Spiak                                              May 15, 1996
- -------------------------
Joseph A. Spiak                Director



                                       11
===============================================================================