Form 10-Q
period 1996-06-30
UNITED MEDICORP INC
filed 1996-08-14
CIK 831460

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1996                                       Commission File No.1-10418


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

As of July 1, 1996, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                              UNITED MEDICORP, INC.
                                  June 30, 1996

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 1996
  and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Revenues and Expenses
  for the Three Months Ended June 30, 1996 and 1995, and
  for the Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .  4

  Consolidated Statements of Cash Flows for the
  Three Months Ended June 30, 1996 and 1995, and
  for the Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .  5

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 12

    Item 3.  Default Upon Senior Securities  . . . . . . . . . . . . . . 12

    Item 4.  Submission of Matters to a Vote of Security Holders . . . . 12

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 12

    Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                            UNITED MEDICORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)        (AUDITED)
                                                               JUNE 30,        DECEMBER 31,
                                                                 1996              1995
                                                             ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $     94,563      $     58,078
  Restricted Cash                                                  50,081                 0
  Accounts receivable, less allowance for
   doubtful accounts of $6,369 and $7,493,
   respectively                                                   140,776           138,970
  Notes receivable, less allowance for
   doubtful accounts of $0 and $0,
   respectively                                                         0               214
  Prepaid expenses and other                                       17,551            20,427
                                                             ------------      ------------
    TOTAL CURRENT ASSETS                                          302,971           217,689

PROPERTY AND EQUIPMENT (net)                                      159,451           200,996

OTHER ASSETS                                                       16,337            17,373
                                                             ------------      ------------
    TOTAL ASSETS                                             $    478,760      $    436,058
                                                             ------------      ------------
                                                             ------------      ------------

CURRENT LIABILITIES:
  Payable to clients                                         $     50,081      $     19,902
  Trade accounts payable                                          114,844            48,230
  Accrued expenses                                                140,359           141,501
  Deferred revenue                                                      0            15,959
  Current portion of capital lease obligations                     27,347            32,487
                                                             ------------      ------------

    TOTAL CURRENT LIABILITIES                                     332,630           258,079

LONG TERM LEASE OBLIGATION                                        120,591           138,565

DEFERRED CREDITS                                                   31,434            31,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 authorized
   26,415,764 shares issued and outstanding at 6/30/96
   and 12/31/95.                                                  264,157           264,157

  Less: 105,547 shares of treasury stock, at cost                (221,881)         (221,881)
  Additional paid-in capital                                   18,552,343        18,552,341
  Retained deficit                                            (18,600,514)      (18,586,637)
                                                             ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                     (5,895)            7,980
                                                             ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    478,760      $    436,058
                                                             ------------      ------------
                                                             ------------      ------------



  The accompanying notes are an integral part of these financial statements.

                           UNITED MEDICORP, INC.
               CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                               (Unaudited)

                                 THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                    ENDED          ENDED          ENDED          ENDED
                                JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1996  JUNE 30, 1995
                                -------------  -------------  -------------  -------------
REVENUES:
  Fee income                      $  464,960     $  497,345     $  928,425     $1,085,487
  Installation income                      0              0          6,900              0
  Interest income                          0          1,510              0          3,190
                                  ----------     ----------     ----------     ----------
    TOTAL REVENUES                   464,960        498,855        935,325      1,088,677
EXPENSES:
  Salaries and benefits              280,206        403,030        585,281        798,343
  Selling, general and
   administrative                    106,982        118,382        212,942        233,218
  Professional fees                   22,015         17,414         36,505         33,905
  Office and equipment rental         24,472         19,623         52,774         35,760
  Depreciation and amortization       26,603         26,784         52,636         58,265
  Interest                             4,422          3,225          8,990         10,657
  Other                                   73            (98)            73            (98)
                                 ----------     ----------     ----------     ----------
    TOTAL EXPENSES                   464,773        588,360        949,202      1,170,050
                                  ----------     ----------     ----------     ----------
NET INCOME (LOSS)                 $      187     $  (89,505)    $  (13,877)    $  (81,373)
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------
NET INCOME (LOSS) PER SHARE       $     0.00     $    (0.00)    $    (0.00)    $    (0.00)
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING       26,310,217     23,940,218     26,310,217     23,940,218
                                  ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------


The accompanying notes are an integral part of these financial statements.

                             UNITED MEDICORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                             ENDED          ENDED          ENDED          ENDED
                                                         JUNE 30, 1996  JUNE 30, 1995  JUNE 30, 1996   JUNE 30, 1995
                                                         -------------  -------------  -------------   -------------
OPERATING ACTIVITIES:
  Net income (loss)                                         $    187      $(89,505)      $(13,877)        $(81,373)
  Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                             26,607        26,784         52,636           58,265
    (Increase) Decrease in restricted cash                   (50,081)        4,851        (50,081)           4,851
    Decrease in purchased claims                                   0        37,721              0           37,721
    (Increase) Decrease in accounts receivable                39,709        59,050         (1,806)          (2,293)
    Decrease in notes receivable                                 214        21,000            214                0
    (Increase) Decrease in prepaid expenses and other           (162)          368          2,876            7,575
    Increase (Decrease) in payable to clients                (10,861)      (31,491)        30,179          (26,640)
    Increase (Decrease) in accounts payable                   43,937        35,923         66,614           14,861
    Increase (Decrease) in accrued expenses                    2,680       (19,944)        (1,142)          (2,304)
    (Decrease) in deferred revenue                            (7,980)            0        (15,959)               0
    (Increase) Decrease in deposits and other                      0        (4,000)             0            8,180
    Increase (Decrease) in deferred credits                   (5,562)      (11,744)             0          (23,489)
                                                            --------      --------       --------         --------
      NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES        38,688        29,013         69,654           (4,646)
                                                            --------      --------       --------         --------
INVESTING ACTIVITIES:
  Property and equipment, net                                 (5,627)        2,298        (10,054)             435
                                                            --------      --------       --------         --------
      NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES        (5,627)        2,298        (10,054)             435
                                                            --------      --------       --------         --------
FINANCING ACTIVITIES:
  Common stock subscribed                                          0             0              0          100,000
  (Increase) in restricted cash                                    0             0              0         (100,000)
  Repayment of notes payable                                       0             0              0         (200,000)
  Payments of capital lease obligations                       (8,524)            0        (23,115)               0
  Other                                                            0             0              0                0
                                                            --------      --------       --------         --------
      NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES        (8,524)            0        (23,115)        (200,000)
                                                            --------      --------       --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              24,537        31,311         36,485         (204,211)

CASH AND CASH EQUIVALENTS, beginning of period                70,026       115,711         58,078          351,233
                                                            --------      --------       --------         --------

CASH AND CASH EQUIVALENTS, end of period                    $ 94,563      $147,022       $ 94,563         $147,022
                                                            --------      --------       --------         --------
                                                            --------      --------       --------         --------

Additional Cash Flow Information

  Cash paid for interest                                    $  3,137      $  3,163       $  6,420         $  6,773

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

The accompanying consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in
Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  CAPITAL INFUSION AND GOING CONCERN

At June 30, 1996, the Company had $94,563 in unrestricted cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund operations. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1996, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

3.  RESTRICTED CASH

Restricted Cash represents payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

4.  ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $140,766 of accounts receivable at June 30, 1996 are $28,048 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to receivables due from HAS.

5.  PAYABLE TO CLIENTS

Payable To Clients includes payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


U.S. OPERATIONS: Late in the first quarter, the Company was notified by its second largest customer, Mimbres Memorial Hospital ("MMH"), that it had accepted an offer to be acquired by a hospital chain. The chain has available the resources necessary to perform all of the billing and collection functions which had been outsourced to UMC. Effective April 12, 1996, MMH discontinued transmitting new claims to UMC for processing. MMH contributed about $360K in fees during 1995, $90,700 in fees during the three months ended March 31, 1996, and $25,231 in fees during the three months ended June 30, 1996.

During the three months ended June 30, 1996, the Company completed a contract for billing and collection services with a regional provider of radiology services. Once this contract is fully ramped up, management's estimate of the monthly revenues from this new contract is in the range of $4K to $8K per month.

PUERTO RICAN OPERATIONS: Most of the Company's revenue in Puerto Rico is derived from HAS, which the Company serves as a subcontractor in regard to HAS' contract for claims processing services to the Administracion de Facilidades y Servicios de Salud ("AFASS"). Under this contract, the Company has provided claims processing and follow up services to nine AFASS funded clinics and one hospital in Yauco, Puerto Rico.

Early in the first quarter of 1996, the Company received $26,516 from a progress billing for services to the Yauco Hospital. Under the contract between HAS and AFASS, fees for the contract term from July 1, 1995 to June 30, 1996 are computed as a percentage of the amount by which total collections exceed a "baseline" of $2,500,000. As of March 31, 1996, the Company's projections based on collections and claims processed to date indicated that the baseline would not be attained and therefore no fees would be realizable from the Yauco contract when the final reconciliation of total collections received and fees due is completed in late 1997. Therefore, the Company reported the $26,516 payment mentioned above in "payable to clients" on the balance sheet at March 31, 1996.

Effective June 30, 1996, the Company completed a Settlement And Termination Agreement (the "Agreement") with HAS. Under the Agreement, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for the AFASS clinics located at Coamo, Juana Diaz, Adjuntas, Jayuga, Villalba, and Santa Isabel; $72,000 to purchase UMC's interest in the claims inventory in process for the AFASS hospital located in Yauco; and $54,000 as additional consideration for the Agreement. Income related to these cash payments will be recognized in the month of August, 1996, when the cash was received. In addition, HAS agreed to pay UMC $26,101 representing UMC's share of invoices currently in process for payment by AFASS if and when payment for such invoices is received from AFASS. Also, HAS agreed to pay UMC 50 percent of the proceeds from the final settlement of HAS' contract with Humacao, if and when such settlement is completed and payment is received from Humacao. The estimated amount of the settlement with Humacao is $15,000, which would yield $7,500 in cash to UMC. The Agreement included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim by AFASS for a refund of fees paid. Based on this indemnification, the Company recognized the $26,516 progress billing described above as fee income during the month of June, 1996.

The Agreement also provided for the continuation of UMC's services to the remaining three AFASS clinics and the AFASS hospital in Yauco (the "HAS Customers") if, in UMC's sole discretion, the continuation of such services is in UMC's best interest. Fees earned from the HAS Customers subsequent to June 30, 1996 shall be allocated 90 percent to UMC and 10 percent to HAS, instead of the 50/50 split in force prior to the effective date of the Agreement. As of the date of this report, management has not yet determined an estimate of the fees and costs associated with the continuation of services to the HAS Customers. However, HAS has advised UMC management that its contract with AFASS under which services to the HAS Customers are provided may not be renewed for the fiscal year beginning July 1, 1996, and if it is renewed, the contract will probably be canceled during the third quarter of 1996.

During the second quarter, the Company's Puerto Rican operations generated revenues of $65,885, direct expenses of $50,311 and positive gross margin of $15,574. There can be no assurance that projected revenues from claims generated by these customers will continue as forecasted or that the Company will be successful in securing new customers in the Puerto Rican market.

There can be no assurance that the Company's past or future invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. The Company has not established any reserve for bad debts related to receivables due from HAS.

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

                         PROCESSING VOLUME AND FEES



                             1994                       1995                       1996
                       ----------------  ----------------------------------  ----------------
                        THIRD   FOURTH    FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND
                       QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                       -------  -------  -------  -------  -------  -------  -------  -------
NUMBER OF CLAIMS
ACCEPTED FOR
PROCESSING
  ONGOING              32,280    38,779   46,972   46,021   43,161   47,249   48,280   46,861
  BACKLOG                   0     5,753        0        0        0    3,455       41        0
                       ------    ------   ------   ------   ------   ------   ------   ------
  TOTAL                32,280    44,532   46,972   46,021   43,161   50,704   48,321   46,861

GROSS AMOUNT OF
CLAIMS ACCEPTED FOR
PROCESSING ($000)
  ONGOING              14,280    18,571   19,182   19,999   18,791   21,660   19,923   21,055
  BACKLOG                   0     3,362        0        0        0    1,269       17        0
                       ------    ------   ------   ------   ------   ------   ------   ------
  TOTAL                14,280    21,933   19,182   19,199   18,791   22,929   19,940   21,055

COLLECTIONS ($000)
  ONGOING               7,336     7,851    9,270    9,883    9,613    8,694    9,020    8,257
  BACKLOG                 194       130      272      159       28       60       70        6
                       ------    ------   ------   ------   ------   ------   ------   ------
  TOTAL                 7,530     7,981    9,542   10,042    9,641    8,754    9,090    8,263

FEES EARNED ($000)
  ONGOING                 332       371      549      482      449      447      467      465
  BACKLOG                  14        15       39       15        2        3        3        0
                       ------    ------   ------   ------   ------   ------   ------   ------
  TOTAL                   346       386      588      497      451      450      470      465


For Ongoing claims, there is typically a time lag of approximately 15 to 45 days from contract execution to computer hardware installation and training of personnel. During this period, Company personnel survey the customer's existing operations and prepare for implementation. Following training of personnel, the customer begins transmitting claims to the Company. There is usually a time lag of 30 to 90 days between transmission of a claim to a third party payor and collection of a claim from that payor, except in Puerto Rico, where commercial payors often delay payment on claims for up to two years.

QUARTERLY INFORMATION: Fee income decreased $32,385 or 6.5 percent, from $497,345 for the three months ended June 30, 1995 to $464,960 for the three months ended June 30, 1996. The decrease was due to decreased revenue of $85,325 from domestic operations and an increase of $52,940 from Puerto Rican operations.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services decreased by 10 percent from $406,565 for the three months ended June 30, 1995 to $367,811 for the three months ended June 30, 1996 due primarily to reduced revenue from MMH. Backlog collection fees decreased by 98 percent, from $15,369 for the three months ended June 30, 1995 to $304 for the three months ended June 30, 1996 due primarily to reduced backlog fees from MMH. Fees from UMC's UMClaimPros interim staffing service decreased by 78 percent from $61,962 for the three months ended June 30, 1995 to $13,516 for the three months ended June 30, 1996. Patient billing fees increased from $0 for the three months ended June 30, 1995 to $12,271 for the three months ended June 30, 1996. Repricing fees increased from $0 for the three months ended June 30, 1995 to $3,729 for the three months ended June 30, 1996.

For Puerto Rican operations, fees from clinics increased by 170 percent, from $12,945 for the three months ended June 30, 1995 to $27,995 for the three months ended June 30, 1996. Physician fees increased from $0 for the three months ended June 30, 1995 to $3,395 for the three months ended June 30, 1996. Hospital fees increased from $0 during the three months ended June 30, 1995 to $34,496 during the six months ended June 30, 1996.

Salaries and benefits for the first quarter of 1996 decreased $122,825, or 30 percent, from $403,030 for the three months ended June 30, 1995 to $280,206 for the three months ended June 30, 1996. Total headcount decreased from 55 at June 30, 1995 to 34 at June 30, 1996, excluding temporary and part-time employees.

Selling, general and administrative expenses decreased $11,400, or 10 percent, from $118,381 for the three months ended June 30, 1995 to $106,982 for the three months ended June 30, 1996, due primarily to reduced expenses for the Company's Puerto Rico operations and reduced contract clerical expenses.

Professional fees increased by $4,601, or 26 percent, from $17,414 in the second quarter of 1995 to $22,015 in the second quarter of 1996, primarily due to expenses incurred to comply with new SEC requirements for electronic filing of forms 10-K and 10-Q.

Rental expense increased $4,849, or 25 percent, from $19,623 in the second quarter of 1995 to $24,472 in the second quarter of 1996, due to the expiration of deferred credits on the lease ending July 31, 1995 for the office space in Dallas, Texas, and increased rent for the office space in Ponce, Puerto Rico which began in May, 1995.

Interest expense increased by $1,198, or 37 percent, from $3,225 in the second quarter of 1995 to $4,422 in the second quarter of 1996, due to interest related to leased AS/400 equipment.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: Operating funds through March 31, 1995 have been derived primarily from the issuance of Common Stock ($18.8 million).

CAPITAL EXPENDITURES:  During the second quarter of 1996, the Company did not
make any significant capital expenditures.   As of June 30, 1996, the Company
had no significant outstanding commitments for capital expenditures.

LIQUIDITY OUTLOOK: At June 30, 1996, the Company had $94,563 in unrestricted cash and cash equivalents and $140,776 in net accounts receivable. The Company generated positive cash flow of $24,537 during the second quarter of 1996 compared to positive cash flow of $31,311 during the second quarter of 1995.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. The Company has not established any reserve for bad debts related to receivables due from HAS.

During the second quarter of 1996, the Company attempted to complete an offering of a new class of preferred stock to a number of investors, including British investors who had previously invested in private placements of the Company's Common Stock. The offering was not successful.

Although the Company generated positive cash flow during the second quarter of 1996, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,600,514 since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

SUBSEQUENT EVENT: The Company completed a Settlement And Termination Agreement with HAS effective June 30, 1996, pursuant to which the Company received a cash payment in the amount of $172,000 on August 2, 1996. Income from this Settlement And Termination Agreement will be recognized and reported in August, 1996, the month in which cash was received.

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

                             UNITED MEDICORP, INC.
                                 (REGISTRANT)


By: /s/ Peter W. Seaman                           Date:  August 13, 1996
    ---------------------------------
    Peter W. Seaman, President and
    Chief Executive Officer
    (Principal Accounting Officer)