Form 10-Q
period 1996-09-30
UNITED MEDICORP INC
filed 1996-11-13
CIK 831460

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 --------------------

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1996                                    Commission File No.1-10418


                                UNITED MEDICORP, INC.
                  (Exact name of registrant as specified in charter)


   Delaware                                                         75-2217002
----------------                                                 ---------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


10210 N. Central Expressway, #400
   Dallas, Texas                                                    75231
----------------------                                            ---------
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
Yes    X    No
    ------     ------

As of October 1, 1996, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                                UNITED MEDICORP, INC.
                                  September 30, 1996

                                  TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

   Consolidated Balance Sheet as of September 30, 1996
   and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Consolidated Statement of Revenues and Expenses
   for the Three Months Ended September 30, 1996 and 1995, and
   for the Nine Months Ended September 30, 1996 and 1995 . . . . . . . . .    4

   Consolidated Statement of Cash Flows for the
   Three Months Ended September 30, 1996 and 1995, and
   for the Nine Months Ended September 30, 1996 and 1995 . . . . . . . . .    5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    6

   Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations . . . . . . . . . . . . . . . . . .    7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   15

   Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . .   15

   Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . .   15

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .   15

   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .   15

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                               UNITED MEDICORP, INC.
                            CONSOLIDATED BALANCE SHEETS



                                                 (UNAUDITED)         (AUDITED)
                                                SEPTEMBER 30,       DECEMBER 31,
                                                     1996               1995
                                                -------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $    124,189      $     58,078
  Restricted cash                                      31,130                 0
  Accounts receivable, less allowance for
    doubtful accounts of $6,203 and $7,493,
    respectively                                      232,974           138,970
  Notes receivable, less allowance for
    doubtful accounts of $0 and  $0,
    respectively                                            0               214
  Prepaid expenses and other                           23,610            20,427
                                                 ------------      ------------

   Total current assets                               411,903           217,689

PROPERTY AND EQUIPMENT (net)                          138,041           200,996

OTHER ASSETS                                           15,819            17,373
                                                 ------------      ------------
   TOTAL ASSETS                                  $    565,763      $    436,058
                                                 ------------      ------------
                                                 ------------      ------------


CURRENT LIABILITIES:
  Payable to clients                             $     31,130      $     19,902
  Trade accounts payable                               50,936            48,230
  Accrued expenses                                    174,301           141,501
  Deferred revenue                                          0            15,959
  Current portion of capital lease obligations         31,446            32,487
                                                 ------------      ------------

   TOTAL CURRENT LIABILITIES                          287,813           258,079


LONG TERM LEASE OBLIGATION                            113,025           138,565

DEFERRED CREDITS                                       27,662            31,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
  authorized, 26,415,764 shares issued and
  outstanding at 9/30/96 and 12/31/95                 264,157           264,157

Less: 105,547 shares of treasury stock, at cost      (221,881)         (221,881)
Additional paid-in capital                         18,552,343        18,552,341
Retained deficit                                  (18,457,356)      (18,586,637)
                                                 ------------      ------------

     TOTAL STOCKHOLDERS' EQUITY                       137,263             7,980
                                                 ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    565,763      $    436,058
                                                 ------------      ------------
                                                 ------------      ------------





The accompanying notes are an integral part of these financial statements.

                             UNITED MEDICORP, INC.
               CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                 (Unaudited)


                                 THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                    ENDED            ENDED            ENDED             ENDED
                                SEPT. 30, 1996   SEPT. 30, 1995   SEPT. 30, 1996   SEPT. 30, 1995
                                --------------   --------------   --------------   --------------
REVENUES:
  Fee income                      $  542,838       $  450,969       $1,471,263       $1,536,455
  Installation income                      0              403            6,900            3,593
  Interest & other income             54,937                0           54,937                0
                                  ----------       ----------       ----------       ----------
   TOTAL REVENUES                    597,775          451,372        1,533,100        1,540,048

EXPENSES:
  Salaries and benefits              271,011          380,817          856,292        1,179,160
  Selling, general and
   administrative                    110,700          127,314          323,642          360,532
  Professional fees                   16,600           15,156           53,104           49,060
  Office and equipment rental         22,668           20,594           75,442           56,354
  Depreciation and amortization       28,192           39,792           80,828           98,057
  Interest                             5,590            3,800           14,581           14,457
  Other                                 (144)          (1,200)             (70)          (1,298)
                                  ----------       ----------       ----------       ----------

   TOTAL EXPENSES                    454,617          586,273        1,403,819        1,756,322
                                  ----------       ----------       ----------       ----------


NET INCOME (LOSS)                 $  143,158       $ (134,901)      $  129,281       $ (216,274)
                                  ----------       ----------       ----------       ----------
                                  ----------       ----------       ----------       ----------


NET INCOME (LOSS) PER SHARE       $     0.01       $    (0.01)      $     0.00       $    (0.01)
                                  ----------       ----------       ----------       ----------
                                  ----------       ----------       ----------       ----------


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING              26,310,217       26,310,217       26,310,217       26,310,217
                                  ----------       ----------       ----------       ----------
                                  ----------       ----------       ----------       ----------







The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                 THREE MONTHS    THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                    ENDED           ENDED           ENDED            ENDED
                                                SEPT. 30, 1996  SEPT. 30, 1995  SEPT. 30, 1996   SEPT. 30, 1995
                                                --------------  --------------  --------------   --------------
OPERATING ACTIVITIES:
  Net income (loss)                                $143,158       $(134,901)        $129,281        $(216,274)
  Adjustments to reconcile net loss
   to cash used in operating activities:
     Depreciation and amortization                   28,192          39,792           80,828           98,057
     (Increase) Decrease in restricted cash          18,951               0          (31,130)           4,851
     Decrease in purchased claims                         0               0                0           37,721
     (Increase) Decrease in accounts receivable     (92,198)         10,725          (94,004)           8,432
     Decrease in notes receivable                         0          10,000              214           10,000
     (Increase) Decrease in prepaid expenses
      and other                                      (6,059)         (5,685)          (3,183)           1,890
     Increase (Decrease) in payable to clients      (18,951)            268           11,228          (26,372)
     Increase (Decrease) in accounts payable        (63,908)            468            2,706           15,329
     Increase (Decrease) in accrued expenses         33,942          (1,554)          32,800           (3,858)
     Increase (Decrease) in deferred revenue              0          15,959          (15,959)          15,959
     Increase (Decrease) in deposits and other          518            (726)           1,554            7,454
     Increase (Decrease) in deferred credits         (3,772)          4,744           (3,772)         (18,745)
                                                   --------       ---------         --------        ---------
       NET CASH (USED) PROVIDED BY OPERATING
        ACTIVITIES                                   39,873         (60,910)         110,563          (65,556)
                                                   --------       ---------         --------        ---------
INVESTING ACTIVITIES:
  Property and equipment, net                        (6,779)         (1,446)         (17,870)          (1,011)
                                                   --------       ---------         --------        ---------
       NET CASH (USED) PROVIDED BY INVESTING
        ACTIVITIES                                   (6,779)         (1,446)         (17,870)          (1,011)
                                                   --------       ---------         --------        ---------
FINANCING ACTIVITIES:
  Repayment of notes payable                              0               0                0         (200,000)
  Payments of capital lease obligations              (3,468)         (9,689)         (26,582)          (9,689)
                                                   --------       ---------         --------        ---------
     NET CASH (USED) PROVIDED BY FINANCING
      ACTIVITIES                                     (3,468)         (9,689)         (26,582)        (209,689)
                                                   --------       ---------         --------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     29,626         (72,045)          66,111         (276,256)

CASH AND CASH EQUIVALENTS, beginning of period       94,563         147,022           58,078          351,233
                                                   --------       ---------         --------        ---------

CASH AND CASH EQUIVALENTS, end of period           $124,189       $  74,977         $124,189        $  74,977
                                                   --------       ---------         --------        ---------
                                                   --------       ---------         --------        ---------

Additional Cash Flow Information

   Cash paid for interest                          $  4,322        $  3,440         $ 10,742        $  15,051


 The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PREPARATION

United Medicorp, Inc. (the "Company" or "UMC") is a publicly held company traded on the over the counter market under the symbol "UMCI". UMC was founded in March, 1989 to provide medical insurance claims management and advance funding services to healthcare providers throughout the United States.

The accompanying consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2. CAPITAL INFUSION AND GOING CONCERN

At September 30, 1996, the Company had $124,189 in unrestricted cash and cash equivalents These funds along with forecasted revenues are projected by management to be adequate to fund ongoing operations through 1997. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1997, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

3. RESTRICTED CASH

Restricted cash represents payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

4. ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $232,974 of accounts receivable at September 30, 1996 are $36,771 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). As of the date of this report, HAS cash reserves are unknown. The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to receivables due from HAS.

5. PAYABLE TO CLIENTS

Payable to clients includes payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

6. FEE INCOME

Fee income includes $118,000 of non-recurring income paid to UMC by HAS on August 2, 1996 to purchase certain inventories of claims in process pursuant to a "Settlement and Termination Agreement".

7. INTEREST & OTHER INCOME

Interest & other income includes $54,000 of non-recurring income paid to UMC by HAS on August 2, 1996 for the release of certain contract rights pursuant to a "Settlement and Termination Agreement".


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

U.S. OPERATIONS: Late in the first quarter, the Company was notified by its second largest customer, Mimbres Memorial Hospital ("MMH"), that it had accepted an offer to be acquired by a hospital chain. The chain has available the resources necessary to perform all of the billing and collection functions which had been outsourced to UMC. Effective April 12, 1996, MMH discontinued transmitting new claims to UMC for processing. UMC earned about $360K in fees from MMH during 1995, $115,934 in fees during the six months ended June 30, 1996, and $1,790 in fees during the three months ended September 30, 1996.

Effective September 1, 1996, the Washington Hospital Center ("WHC") executed an amendment to its existing agreement with UMC whereby WHC authorized UMC to begin providing patient billing and collection services. UMC's responsibilities under this amendment include billing and collecting the balances due from the guarantors of certain classes of patient accounts following collection of medical insurance payments. UMC management has not yet developed an estimate of the incremental revenues and expenses that will result from this contract amendment.

A contract to provide interim staffing services to a major hospital in Texas was signed on September 18. Under this contract, UMC is currently providing UMClaimPros personnel to assist the hospital with various tasks associated with a major system conversion. This engagement is expected to continue for several weeks.

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

Effective June 30, 1996, the Company completed a Settlement And Termination Agreement (the "Agreement") with HAS. Under the Agreement, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for the AFASS clinics located at Coamo, Juana Diaz, Adjuntas, Jayuga, Villalba, and Santa Isabel; $72,000 to purchase UMC's interest in the claims inventory in process for the AFASS hospital located in Yauco; and $54,000 as additional consideration for the Agreement. Income related to these cash payments was recognized in the month of August, 1996, when the cash was received. In addition, HAS agreed to pay UMC $26,101 representing UMC's share of invoices currently in process for payment by AFASS if and when payment for such invoices is received from AFASS. Also, HAS agreed to pay UMC 50 percent of the proceeds from the final settlement of HAS' contract with Humacao, if and when such settlement is completed and payment is received from Humacao. The estimated amount of the settlement with Humacao is $14,000, which would yield $7,000 in cash to UMC. The Agreement included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim by AFASS for a refund of fees paid.

The Agreement also provided for the continuation of UMC's services to three AFASS clinics and the AFASS hospital in Yauco (the "HAS Customers") if, in UMC's sole discretion, the continuation of such services is in UMC's best interest. Fees earned from the HAS Customers subsequent to June 30, 1996 shall be allocated 90 percent to UMC and 10 percent to HAS, instead of the 50/50 split in force prior to the effective date of the Agreement. During October, 1996, UMC and HAS received verbal notification that HAS' contract with AFASS was terminated effective September 30, 1996.

At September 30, 1996, UMC's records reflect invoices totalling $36,771 due from HAS. There can be no assurance that the Company's invoices to HAS will be paid as expected. The Company has not established any reserve for bad debts related to receivables due from HAS.

On August 2, 1996, UMC retained the services of a healthcare industry consultant with extensive contacts in the healthcare industry in Puerto Rico. With introductions provided by this consultant, several sales calls have been made on major private sector hospitals in Puerto Rico. There can be no assurance that UMC will be successful in obtaining new business or producing profitable new revenues from these sales efforts.

On October 7, 1996, UMC completed an alliance with an established physician billing firm in Puerto Rico. Under this alliance, UMC will provide systems and marketing expertise relative to managing hospital accounts receivable, and the Puerto Rican firm will provide on-island management and staff resources and sales contacts. There can be no assurance that UMC will be successful in obtaining new business or producing profitable revenues as a result of this alliance.

During the third quarter, the Company's Puerto Rican operations generated revenues of $185,148, direct expenses of $56,033 and positive gross margin of $129,115.

The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal services. In general, collections on most healthcare providers' new claims ("Ongoing") tend to average about 20 to 80 percent of the gross claim amount. Backlog collection ratios range from 0 to about 34 percent of the aggregate gross claim amount because many backlog claims have already been paid or denied by the insurance carriers prior to submission of the claims to UMC. For these previously paid claims, UMC often charges an administrative fee which is less than a collection fee.

                       CLAIMS PROCESSING VOLUME AND FEES

                                    1994                      1995                              1996
                                   -------   -------------------------------------   ---------------------------

                                   FOURTH     FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD
                                   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                   -------   -------   -------   -------   -------   -------   -------   -------
NUMBER OF CLAIMS
ACCEPTED FOR PROCESSING
  ONGOING                          38,779    46,972    46,021     43,161    47,249   48,280     46,861    40,179
  BACKLOG                           5,753         0         0          0     3,455       41          0         1
                                   ------    ------    ------     ------    ------   ------     ------    ------
  TOTAL                            44,532    46,972    46,021     43,161    50,704   48,321     46,861    40,180

GROSS AMOUNT OF CLAIMS ACCEPTED
 FOR PROCESSING ($000)
  ONGOING                          18,571    19,182    19,999     18,791    21,660   19,923     21,055    18,068
  BACKLOG                           3,362         0         0          0     1,269       17          0         0
                                   ------    ------    ------     ------    ------   ------     ------    ------
    TOTAL                          21,933    19,182    19,999     18,791    22,929   19,940     21,055    18,068

COLLECTIONS ($000)
  ONGOING                           7,851     9,270     9,883      9,613     8,694    9,020      8,257     7,533
  BACKLOG                             130       272       159         28        60       70          6         0
                                   ------    ------    ------     ------    ------   ------     ------    ------
    TOTAL                           7,981     9,542    10,042      9,641     8,754    9,090      8,263     7,533

FEES EARNED ($000)
  ONGOING                             371       549       482        449       447      467        465       543
  BACKLOG                              15        39        15          2         3        3          0         0
                                   ------    ------    ------     ------    ------   ------     ------    ------
    TOTAL                             386       588       497        451       450      470        465       543



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

    Ongoing fees earned during the third quarter include $118,000 paid on August 2 to UMC by HAS under the Settlement And Termination Agreement dated effective June 30, 1996 as discussed above.

    QUARTERLY INFORMATION: Fee income increased $91,870, or 20 percent, from $450,968 for the three months ended September 30, 1995 to $542,838 for the three months ended September 30, 1996. The increase was due to increased revenue of $121,753 from Puerto Rican operations and a decrease of $29,883 from domestic operations.

    For domestic operations, fee income from "Ongoing" claims processing, management and collection services decreased by 14 percent from $418,146 for the three months ended September 30, 1995 to $359,633 for the three months ended September 30, 1996 due primarily to reduced revenue from MMH. Backlog collection fees decreased by 99 percent, from $2,451 for the three months ended September 30, 1995 to $23 for the three months ended September 30, 1996 due primarily to reduced backlog fees from MMH. Fees from UMC's UMClaimPros interim staffing service increased by 62 percent from $20,181 for the three months ended September 30, 1995 to $32,659 for the three months ended September 30, 1996. Patient billing fees increased from $0 for the three months ended September 30, 1995 to $15,191 for the three months ended September 30, 1996. Repricing fees increased from $0 for the three months ended September 30, 1995 to $3,494 for the three months ended September 30, 1996.

    For Puerto Rican operations, fees from clinics increased by 503 percent from $9,395 for the three months ended September 30, 1995 to $56,605 for the three months ended September 30, 1996. Physician fees increased from $0 for the three months ended September 30, 1995 to $2,543 for the three months ended September 30, 1996. Hospital fees increased from $0 during the three months ended September 30, 1995 to $72,000 during the three months ended September 30, 1996. The increased revenues from Puerto Rican operations represent primarily $172,000 of non-recurring revenues from the Settlement and Termination Agreement with HAS executed August 2, 1996. Of these non-recurring revenues, $118,000 was reported in "Fee income" and $54,000 was reported in "Interest & other income" during the three month period ended September 30, 1996.

    Salaries and benefits for the third quarter of 1996 decreased $109,805 or 29 percent, from $380,817 for the three months ended September 30, 1995 to $271,011 for the three months ended September 30, 1996. Total headcount decreased from 52 at September 30, 1995 to 39 at September 30, 1996, excluding temporary and part-time employees.

    Selling, general and administrative expenses decreased $16,613, or 13 percent, from $127,314 for the three months ended September 30, 1995 to $110,700 for the three months ended September 30, 1996, due primarily to reduced expenses for the Company's Puerto Rico operations, and reduced dealer commissions and telephone expenses.

    Professional fees increased by $1,444, or 10 percent, from $15,156 in the third quarter of 1995 to $16,599 in the third quarter of 1996, due to accrual of anticipated increased audit fees for 1996 for both Domestic and Puerto Rican operations.

    Rental expense increased $2,074, or 10 percent, from $20,594 in the third quarter of 1995 to $22,667 in the third quarter of 1996, due to an accounting entry in August, 1995 to adjust for one month of deferred rent credit which remained on the Dallas office lease which expired July 31, 1995 and was renewed in August, 1995. The deferred credit caused August, 1995 rent expense to be lower than normal.

    Depreciation and amortization decreased $11,600 or 29 percent, from $39,792 in the third quarter of 1995 to $28,192 in the third quarter of 1996, due to leasehold improvements becoming fully depreciated in 1996 and $6,500 of adjustments to IBM depreciation expense in 1995.

    Interest expense increased by $1,790 or 47 percent, from $3,800 in the third quarter of 1995 to $5,590 in the second quarter of 1996, due to interest paid on a payable to an officer of the Company.

    Credits reported in Other expenses decreased $1,056 in the third quarter of 1996 as compared to the third quarter of 1995, due to gains recognized on the sales of fully depreciated computer equipment in August and September of 1995.

    NINE MONTH INFORMATION: Fee income decreased $58,292, or 4 percent, from $1,536,455 for the nine months ended September 30, 1995 to $1,478,164 for the nine months ended September 30, 1996. The decrease was due to decreased revenue of $152,039 from domestic operations and an increase of $93,747 from Puerto Rican operations.

    For domestic operations, fee income from "Ongoing" claims processing, management and collection services decreased by 11 percent from $1,243,482 for the nine months ended September 30, 1995 to $1,109,710 due primarily to reduced revenue from MMH. Backlog collection fees decreased by 93 percent from $56,637 for the nine months ended September 30, 1995 to $4,131 for the nine months ended September 30, 1996 due primarily to reduced backlog fees from MMH. Fees from UMC's UMClaimPros interim staffing service decreased by 23 percent from $94,725 for the nine months ended September 30, 1995 to $72,742 for the nine months ended September 30, 1996. Patient billing fees increased from $0 for the nine months ended September 30, 1996 to $34,984 for the nine months ended September 30, 1996. Repricing fees increased from $0 for the nine months ended September 30, 1995 to $11,480 for the nine months ended September 30, 1996. The increased revenue from Puerto Rican operations consists primarily of $172,000 of non-recurring revenues from the Settlement and Termination Agreement with HAS which was completed on August 2, 1996.

    For Puerto Rican operations, fees from clinics increased by 271 percent from $28,234 for the nine months ended September 30, 1995 to $104,697 for the nine months ended September 30, 1996. Physician fees increased from $0 for the nine months ended September 30, 1995 to $10,017 for the nine months ended September 30, 1996. Hospital fees increased 7 percent from $108,008 during the nine months ended September 30, 1995 to $115,274 for the nine months ended September 30, 1996. Other Income increased from $0 for the nine months ended September 30, 1995 to $54,000 for the nine months ended September 30, 1996.

    Salaries and benefits for the first nine months of 1995 decreased $322,867, or 27 percent, from $1,179,160 for the nine months ended September 30, 1995 to $856,292 for the nine months ended September 30, 1996. Total headcount decreased from 52 at September 30, 1995 to 39 at September 30, 1996, excluding temporary and part-time employees.

    Selling, general and administrative expenses decreased $36,889, or 10 percent, from $360,532 for the nine months ended September 30, 1995 to $323,642 for the nine months ended September 30, 1996, due primarily to reduced expenses for the Company's Puerto Rico operations and reduced dealer commissions, marketing and advertising costs, telephone expenses, and contract clerical expenses.

    Professional fees increased by $4,044, or 8 percent, from $49,060 in the first nine months of 1995 to $53,104 in the first nine months of 1996, primarily due to expenses incurred to comply with new SEC requirements for electronic filing of forms 10-K and 10-Q.

    Rental expense increased $19,088, or 34 percent, from $56,354 in the first nine months of 1995 to $75,442 for the first nine months of 1996. The office in Ponce, Puerto Rico was not established until May, 1995. In addition, the monthly rent expense on the current Dallas office lease averages $1,059 more per month than the lease that expired July 31, 1995. Also, in August, 1995 the company recognized $3,915 in deferred rent credit on the expired lease, causing August, 1995 rent expense to be lower than normal.

    Depreciation and amortization decreased $17,229, or 18 percent, from $98,057 in the first nine months of 1995 to $80,828 in the first nine months of 1996, due to various assets becoming fully depreciated in 1995 and 1996.

    Credits reported in Other expenses decreased $1,228 in the first nine months of 1996 as compared to the first nine months of 1995, due to gains on sales of fully depreciated assets during the first nine months of 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    SOURCES OF CAPITAL: Operating capital through September 30, 1996 has been derived primarily from the issuance of Common Stock ($18.8 million).

    CAPITAL EXPENDITURES: During the third quarter of 1996 the Company made capital expenditures totalling $8,267 for computer hardware and software. As of September 30, 1996, the Company had no significant outstanding commitments for capital expenditures.

    LIQUIDITY OUTLOOK: At September 30, 1996, the Company had $124,189 in unrestricted cash and cash equivalents and $232,974 in net accounts receivable. The Company generated positive cash flow of $29,626 during the third quarter of 1996 compared to negative cash flow of $72,045 during the third quarter of 1995.

    There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. The Company has not established any reserve for bad debts related to receivables due from HAS.

    Although the Company generated positive cash flow during both the three month period and the nine month period ending September 30, 1996, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,457,356 since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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


                                UNITED MEDICORP, INC.
                                     (REGISTRANT)



By: /s/ Peter W. Seaman                        Date:  November 11, 1996
    ------------------------------                    -----------------
    Peter W. Seaman, President and
      Chief Executive Officer
      (Chief Financial Officer)