Form 10-K
period 1996-12-31
UNITED MEDICORP INC
filed 1997-03-31
CIK 831460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Washington, D.C.  20549
                                      FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-10418

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

    YES  X    NO
        ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K._____

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the bid and asked prices of such stock on March 15, 1997 was $635,012.

    As of March 15, 1997 there were 26,310,217 shares of Common Stock, $.01 par value outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1997 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED MEDICORP, INC.

                                  INDEX TO FORM 10-K

ITEM
NUMBER             PART I                                                 PAGE
------             ------                                                 ----

1        Description of Business . . . . . . . . . . . . . . . . . . . . .  3
2        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
3        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 11
4        Submission of Matters to a Vote of
              Securities Holders . . . . . . . . . . . . . . . . . . . . . 11

                   PART II

5        Market for Registrant's Common Equity and
              Related Stockholder Matters. . . . . . . . . . . . . . . . . 11
6        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 13
7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . 13
8        Financial Statements and Supplementary Data . . . . . . . . . . . 24
9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . . 24

                   PART III

10       Directors and Executive Officers of the Registrant. . . . . . . . 25
11       Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 25
12       Securities Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . 25
13       Certain Relationships and Related Transactions. . . . . . . . . . 25


                   PART IV

14       Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 26
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                        PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------------------------------------------------------

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

    The Company provides medical insurance claims processing and accounts receivable management services to health care providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals and medical clinics. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's system. The Company began providing bad debt collection services during 1996. In addition, from time to time the Company also provides advance funding services where the Company purchases and then funds a portion of an eligible customers's claims in advance of payment of such claims by a private insurance carrier. A service called UMClaimPros was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

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

CUSTOMER SERVICES AND FEE STRUCTURE

    ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the Company's "Ongoing" claims processing service typically receive computer software from the Company that facilitates claims preparation, editing and transmission. Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In order to implement this package of services the Company often installs interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier.
After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. The payor is directed to send the claim payment directly to the customer or to UMC. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. Complete claims settlement reports are sent to customers on a semi-weekly, weekly, or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service.

BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payer, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection.

    PATIENT BILLING SERVICES: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance and collection ratio of the accounts being worked.

    BAD DEBT COLLECTION SERVICES: This service involves collections of accounts which have been written off as bad debt.

    ADVANCE FUNDING SERVICES: Customers who use the Company's advance funding service submit claims to the Company, which in turn transmits them to the appropriate insurance carrier. To implement this service, the Company purchases an undivided interest in a claim and advances between 45 and 75 percent of the insurance claim amount to the customer within seven business days of purchase by the Company. When the carrier pays the claim, it sends the payment directly to the Company's post office box for deposit pursuant to a special power-of-attorney granted by the customer to the Company. The Company then disburses the balance of that insurance claim payment to the customer, minus the funds previously advanced and the Company's fee. In the event payment from an insurance carrier is not received within 120 days after a given claim is funded, the Company has the right, under the terms of its standard customer contract, to require that the customer repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days. The advance funding fee is not payable by the customer for any claim not collected.

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

    UMCLAIMPROS: The Company began providing interim staff services under the UMClaimPros label early in 1995. UMClaimPros are experienced billing and collection personnel who are employed by UMC and placed on temporary assignments in hospital and physician business offices. During 1995 and 1996, the UMClaimPros service was only offered in the Dallas area.

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

    FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing service, the Company generally charges healthcare providers contingency fees ranging from 1.5 to 14 percent of the amount the Company collects on behalf of these providers, depending upon the average claim amount collected. Backlog collection services are usually priced between 8 and 15 percent of the amount collected, depending upon the age of the claims. Collection ratios generally range from 0 percent to about 40 percent for Backlog projects and about 25 percent to 80 percent for Ongoing projects. Fees for Patient Billing services range from
5.5 percent to 10 percent of the amounts collected, while Bad Debt Collection services are priced at 13.5 to 25 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the salary of the assigned personnel. ECSpress services are priced at a flat fee per claim or per month. Management believes that the Company's fee structure for its package of services is competitive.

SOFTWARE AND DATA PROCESSING

    The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. Since then, the Company has continued to develop and enhance its systems using programmers employed by the Company and outside resources.

    The computerized claims filing process involves the use of IBM PC-compatible claims processing software. Such software is used in hospital environments and in physician offices where integration with an existing computer system is desirable. The Company installs its software at the customer's site and trains the customer's personnel in the use of such software.

    The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain mistakes, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly to the Company, which performs further editing before they are forwarded to the insurance carrier directly or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses format and electronically transmit the claim data according to the specifications of the individual insurance carriers, which avoids delays resulting from paper routing and the errors resulting from insurance carrier data re-entry. If, however, the insurance carrier cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. The Company intends to continue to enhance and refine its claims processing and repricing, customer reporting, claims tracking and collection functions during 1997.

SALES AND MARKETING

    The Company solicits potential customers through its own resources and through independent sales representatives.

    On August 13, 1996, the Company hired a Director of Sales and Marketing to spearhead the Company's sales and marketing efforts and provide a foundation for building a direct selling organization. A second salesperson has hired early in 1997.

    On June 2, 1994, the Company signed an agreement with Healthcare Advisory Services of Puerto Rico, Inc. ("HAS"). Under the agreement, HAS was responsible for all sales and marketing costs and activities to solicit customers in Puerto Rico, and the Company was responsible for all billing and collection costs and activities. The Company served as a sub-contractor to HAS in processing claims for HAS' customers in Puerto Rico until September 30, 1996.

    Following the termination of the Company's contract with HAS, the Company completed an alliance on October 7, 1996 with an established physician billing firm in Puerto Rico. Under this alliance, the Company will provide systems and marketing expertise, and the Puerto Rican firm will provide on-island management, staff resources, and sales contacts. There can be no assurance that UMC will be successful in obtaining new business or producing profitable revenues as a result of this alliance.

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

SIGNIFICANT CUSTOMERS

    During 1996, 88% of fee revenue was earned from three customers, the Washington Hospital Center (WHC), Healthcare Advisory Service of Puerto Rico, Inc. (HAS), and Mimbres Memorial Hospital (MMH). The Washington Hospital Center provided revenue totaling $1,315,508, or 67% of total fee revenue. Of the revenue generated by WHC during 1996, 99% was generated as a result of the ongoing contract described below and 1% was generated as a result of a Patient Billing contract. HAS generated revenues totalling $287,020, or 15% of total fee revenue. Of this revenue, 44% were fees generated from the Yauco Hospital, 37% were generated from AFASS clinics, and 19% was a result of the settlement agreement reached between the Company and HAS in August, 1996. Mimbres Memorial Hospital generated revenue of $119,351, or 6% of total fees. Of this revenue, 98% were ongoing fees, 2% were backlog fees. The Company's contract with HAS was terminated effective June 30, 1996 and the Company's contract with MMH expired April 1, 1996.

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

EMPLOYEES

    At March 14, 1997, the Company employed 40 permanent full time employees and 3 permanent part time employees, none of which were employed in Puerto Rico. From time to time the Company supplements its employee work force with temporary personnel to assist in claims processing. The Company believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts. The Company believes that its continued ability to recruit and maintain highly skilled management, marketing, sales, technical, collections and customer service personnel is essential to its future success.

EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------------------------

The Company's executive officers are as follows:


NAME                    AGE       POSITION
----                    ---       --------
Peter W. Seaman         47        Chairman and Chief Executive Officer,
                                  and Director
                                  (Principal Accounting Officer)

Mary E. Rogers          34        Vice President, Information Systems

Robert D. Powell        41        Secretary/Treasurer



    MR. SEAMAN joined the Company on July 17, 1991 as Vice President and Chief Financial Officer, was named President and Chief Executive Officer on January 28, 1994 and elected Chairman of the Board of Directors on November 12, 1996. Mr. Seaman's prior employment includes two years as Director of Business Development for TRW Receivables Management Services and three years as Vice President, Planning and Systems Development, for the Accounts Receivable Management Division of the Chilton Corporation. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University and is a Certified Public Accountant.

    MRS. ROGERS joined the Company on September 22, 1993 and was promoted to Vice President, Information Systems on December 16, 1994. Mrs. Rogers' prior business experience includes two years as a Senior Systems Design Analyst for CTI Limited, Inc., a property management software development firm, and three years as a Senior Systems Design Analyst for Andersen Consulting. Mrs. Rogers holds a B.B.A. in Finance from Southern Methodist University.

    MR. POWELL joined the Company on November 9, 1995 as Accounting Manager, and was promoted to Secretary/Treasurer on April 22, 1996. Mr. Powell's prior employment includes three years as Administrative Director for the collection division of CRW Financial, two years as Administrative Supervisor for TRW Receivables Management Services, and eleven years in a number of administrative jobs for the Accounts Receivable Management Division of the Chilton Corporation.

ITEM 2. PROPERTIES
----------------------------------------------------------------------------

    The Company's corporate offices and operations are located in an 8,230 square feet leased office space in Dallas, Texas. On August 1, 1995, the lease on this space was renegotiated with a five and one-half year term extending until January 31, 2001. The first six months through January 31, 1996 were rent free. Effective February 1, 1996 through January 31, 1999, the Company's monthly rent is $7,544. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, the monthly rent will be $7,887 and $8,230 respectively. The Company has the option to terminate this lease after three years of occupancy, providing it gives a ninety day notice to the Lessor. Management believes that its facilities are well-located and are in good condition. The Company's future facilities requirements will depend upon the success of its business. Management believes that there is adequate office space available should its space requirements increase.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------------------
NONE

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------------------------

    (a)  Market Information

    The Company's Common Stock began trading on a limited basis in the over-the-counter market on August 3, 1989, and was approved for quotation on the NASDAQ Inter-Dealer Quotation System ("NASDAQ") effective December 27, 1989, under the trading symbol UMCI. The Common Stock began trading under the symbol UMI on the Boston Stock Exchange ("BSE") on December 22, 1989. On August 18, 1992 the Company's Common Stock was deleted from NASDAQ due to failure to maintain bid price, capital and surplus, and total assets at the levels required for continued inclusion in NASDAQ. Trading of the Company's Common Stock was suspended by the BSE, on June 2, 1995. The Company no longer meets the minimum asset and stockholder equity requirements necessary to trade on the BSE.

    The following table sets forth, with respect to the NASDAQ (the Company's primary market until August 18, 1992), the BSE, and quotes on the over the counter market, Common Stock bid prices for the periods indicated.

                                                    OVER THE COUNTER (1)
                                                   ---------------------
         PERIOD                                    HIGH     ($)     LOW
         ------                                    ----             ---
January 1 to March 31, 1994                         3/8            7/32
April 1 to June 30, 1994                           5/16             1/8
July 1 to September 30, 1994                        3/8            5/32
October 1 to December 31, 1994                     7/32            1/16
January 1 to March 31, 1995                         1/8            1/32
April 1 to June 30, 1995                           3/32            1/32
July 1 to September 30, 1995                       1/16            1/32
October 1 to December 31, 1995                     1/16             .01
January 1 to March 31, 1996                         .05             .01
April 1 to June 30, 1996                            .05             .01
July 1 to September 30, 1996                        .05             .01
October 1 to December 31, 1996                      .05             .01



(1) All bid prices between January 1, 1994 and June 2, 1995 were quoted on the Boston Stock Exchange. All bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All prices shown subsequent to June 2, 1995 reflect trade prices on the over the counter exchange ("pink sheets").

    (b)  Shareholders

    At March 15, 1997 there were 26,310,217 shares of Common Stock outstanding, held by 1,073 shareholders of record, not including 105,547 shares held in treasury by the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

    The following table presents selected consolidated financial data at December 31, 1996, 1995, 1994, 1993, and 1992, and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The information presented for 1996 and 1995 was derived from the consolidated financial statements of the Company included elsewhere in this report. Information presented for 1994, 1993, and 1992 was derived from consolidated financial statements previously filed by the Company.


                      1996        1995        1994        1993         1992
                      ----        ----        ----        ----         ----
Total revenues     $2,027,823  $1,989,865  $1,342,848  $ 1,402,848  $   872,501
Operating expenses  1,908,609   2,275,610   2,243,906    2,548,196    2,947,457
                   ----------  ----------  ----------  -----------  -----------
Net income (loss)  $  119,214  $ (285,745) $ (901,058) $(1,145,582) $(2,074,956)
                   ----------  ----------  ----------  -----------  -----------
                   ----------  ----------  ----------  -----------  -----------
Net income (loss)  $      .00  $     (.01) $     (.04) $      (.05) $      (.14)
per common share





AT DECEMBER 31:       1996        1995        1994        1993         1992
---------------       ----        ----        ----        ----         ----
Cash and cash      $  188,868  $   58,078  $  351,233  $   847,318  $   113,145
equivalents
Restricted cash    $    8,143  $        0  $    4,851  $     4,851  $     4,851
Accounts
receivable         $  171,273  $  138,970  $  154,592  $   169,982  $    30,313
Working capital    $  115,986  $  (40,390) $  139,306  $   706,338  $  (675,677)
Net property and
equipment          $  120,142  $  200,996  $  322,300  $   194,102  $   329,595
Total assets       $  523,647  $  436,058  $  935,166  $ 1,250,899  $   582,394

Long-term portion
of capital lease
obligations        $  100,344  $  138,565  $  164,187  $         0  $         0
Deferred Credits   $   23,891  $   31,414  $   31,319  $    89,125  $   125,274

Stockholders'
equity (deficit)   $  127,194  $    7,980  $  293,725  $   841,102  $  (434,518)



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

    The Company emerged from the development stage during the fourth quarter of 1991. During the period from its inception on March 13, 1989 until the fourth quarter of 1995, the Company raised capital and incurred significant expenditures primarily for systems development, for developing and implementing a marketing program and generally to build and maintain an organization to facilitate the management of the Company. Accordingly, the Company has reported a loss for every year since its inception up until 1996, and any comparison between periods does not necessarily present a meaningful analysis because of the Company's level of operations in each period.

GENERAL:

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

1996:    Late in the first quarter of 1996, the Company was notified by its third largest customer, Mimbres Memorial Hospital ("MMH"), that it had accepted an offer to be acquired by a hospital chain. The chain has the resources necessary to perform all of the billing and collection functions which had been outsourced to UMC. Effective April 12, 1996, MMH discontinued transmitting new claims to UMC for processing. MMH contributed $119,351 in fees during 1996 and $364,365 in fees during 1995.

    On August 13, 1996, the Company hired a Director of Sales and Marketing to spearhead the Company's sales and marketing efforts and provide a foundation for building a direct selling organization. In addition to selling the Company's traditional claims management and UMClaimPros services, the Director of Sales and Marketing will lead UMC's efforts to enter the bad debt collection business.

    Effective September 1, 1996, the Washington Hospital Center ("WHC") executed an amendment to its existing agreement with UMC whereby WHC authorized UMC to begin providing patient billing and collection services. UMC's responsibilities under this amendment include billing and collecting balances due from the guarantors of certain classes of patient accounts following collection of medical insurance payments. UMC management believes that revenues from this amendment will average $5K to $10K per month during 1997.

    A contract to provide interim staffing services to a major hospital in Texas was signed on September 18, 1996. Under this contract UMC provided UMClaimPros personnel to assist the hospital with various tasks associated with a major system conversion. This project is expected to continue through April, 1997.

PUERTO RICAN OPERATIONS:

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

    On September 1, 1995, the Company signed a contract with a group of 15 emergency room physicians. This contract was significant in that it established the first direct relationship between a customer and the Company in Puerto Rico.

    The Company's headcount in Puerto Rico at December 31, 1995 consisted of one manager, one supervisor, five full time employees, and two part time employees.

1996:    During 1996, most of the Company's revenue in Puerto Rico was derived from HAS, which the Company served as a subcontractor in regard to HAS' contract for claims processing services with the Administration de Facilidades y Servicios de Salud ("AFASS"). Under this contract, the Company provided claims processing and follow up services to eight AFASS funded clinics and one hospital in Yauco, Puerto Rico.

Effective June 30, 1996, the Company completed a Settlement and Termination gAreement (the "Agreement") with HAS. Under the Agreement, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for the AFASS clinics located at Coamo, Juana Diaz, Adjuntas,

Jayuya, Villalba, and Santa Isabel; $72,000 to purchase UMC's interest in the claims inventory in process for the AFASS hospital located at Yauco; and $54,000 as additional consideration for the Agreement. Following receipt of these cash payments, the Company reported Fee Income of $118,000 and Other Income of $54,000. The Agreement included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim by AFASS for a refund of fees paid.

The Agreement also provided for the continuation of UMC's services to the remaining three AFASS clinics and the AFASS hospital in Yauco for so long as HAS contract with AFASS remained in force. HAS contract with AFASS was terminated effective September 30, 1996.

Following the termination of HAS contract with AFASS, UMC gave notice to terminate the lease on its office in Ponce, Puerto Rico. The office was closed on January 3, 1997, and shortly after that date the last of UMC's employees in Puerto Rico resigned to pursue other employment.

UMC's total revenues from Puerto Rican operations during 1996 were $298,555, expenses totalled $204,492, and operating margin was $94,063.

MANAGEMENT: Robert D. Powell joined UMC on November 9, 1995 and was named Secretary and Treasurer on April 22, 1996. On August 13, 1996, UMC hired Robert C. Smith as Director of Sales and Marketing.

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

                           PROCESSING VOLUME AND FEES

                                         1994                                1995                                1996
                                         ----                                ----                                ----
                           First   Second    Third   Fourth    First   Second    Third   Fourth    First   Second    Third   Fourth
                          Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Number of
Claims Accepted
for Processing
    Ongoing                24,690   32,552   32,280   38,779   46,972   46,021   43,161   47,249   48,280   46,860   40,179   37,127
    Backlog                   553       48        0    5,753        0        0        0    3,455       41        1        1        0
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total                  25,243   32,600   32,280   44,532   46,972   46,021   43,161   50,704   48,321   46,861   40,180   37,127

Gross Amount of
Claims Accepted
for Processing
($000)
    Ongoing                12,502   14,935   14,280   18,571   19,182   19,999   18,791   21,660   19,923   21,055   18,068   18,325
    Backlog                 1,067      207        0    3,362        0        0        0    1,269       17        0        0        0
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total                  13,569   15,142   14,280   21,933   19,182   19,999   18,791   22,929   19,940   21,055   18,068   18,325

Collections ($000)
    Ongoing                 6,277    6,516    7,336    7,851    9,270    9,883    9,613    8,694    9,019    8,257    7,533    7,063
    Backlog                   375      136      194      130      272      159       28       60       70        6        0        0
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total                   6,652    6,652    7,530    7,981    9,542   10,042    9,641    8,754    9,089    8,263    7,533    7,063

Fees Earned
($000)
    Ongoing                   278      290      332      371      549      482      449      447      408      386      379      376
    Backlog                    22        8       14       15       39       15        2        3        3        0        0        0
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total                     300      298      346      386      588      497      451      450      411      386      379      376

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

    Other expenses decreased by 103%, from $42,223 in 1994 to ($1,243) in 1995, due primarily to the loss on retirement and write off of fixed assets, primarily computer equipment, in 1994.

1996 COMPARED TO 1995

    Fee income from "Ongoing" claims processing, management and collection services decreased by 9% from $1,620,868 in 1995 to $1,474,252 in 1996 due to the loss of the MMH contract in 1996. Backlog collection fees decreased by 93% from $56,754 in 1995 to $4,132 in 1996 due to the completion of the Backlog project for MMH during 1995. No new Backlog contracts have been acquired since 1995. Fees from UMC's UMClaimPros interim staffing service increased by 34% from $116,489 in 1995 to $155,910 in 1996 due primarily to staffing services provided to a major hospital in the Dallas area. Patient billing fees increased from $90 in 1995 to $50,484 in 1996 due to collection services provided to Methodist Medical Center of Illinois. Repricing fees increased significantly from $694 in 1995 to $13,036 in 1996 due to fees generated from Integrated Medical Systems. Installation and Training fees increased from $0 in 1995 to $6,900 in 1996 due to training and development charges assessed to customers.

    Fee income from Puerto Rican operations increased by 69% from $176,635 in 1995 to $298,555 in 1996 due to increased collections for the Yauco Hospital, the AFASS clinics, and the settlement agreement reached between the Company and HAS.

    Interest income decreased by 32% from $3,632 in 1995 to $2,485 in 1996 due to a lower level of investable cash. Other income increased from $0 in 1995 to $74,649 in 1996 due to a gain on an insurance settlement paid to the Company, and to the settlement agreement reached between the Company and HAS.

    Salaries and benefits expense decreased by 22% from $1,499,038 in 1995 to $1,171,721 in 1996 due to several factors. Puerto Rico headcount went down from seven full-time and two part-time employees in 1995, to one full-time employee at December 31, 1996. Also the Company's MIS, Sales, Finance, Operations, and Operations Management departments' salaries expense decreased from 1995 to 1996 due primarily to reduced headcount.

    Selling, general, and administrative expenses decreased by 7% from $467,397 in 1995 to $434,093 in 1996 due to decreased expenses for property taxes, dealer commissions, marketing and advertising, travel and entertainment, office supplies, telephone service (long distance), express services, and contract clerical offset by increased expenses for Directors and Officer's insurance, bad debts, recruitment, education and training, and software maintenance.

    Professional fees decreased by 5% from $82,794 in 1995 to $78,813 in 1996 due primarily to lower legal fees.

    Office and equipment rental increased by 23% from $81,648 in 1995 to $100,575 in 1996 due to increased rent expense on the office space in Dallas, Texas and also twelve months of rent expense for the Ponce, Puerto Rico office versus only six and a half months for that space in 1995.

    Depreciation and amortization expense decreased by 17% from $126,807 in 1995 to $105,638 in 1996 due to assets becoming fully depreciated.

    Interest expense decreased by 7% from $19,169 in 1995 to $17,842 in 1996 due to reduced principal owed on the IBM AS/400 computer system currently leased by the Company.

    Other, net increased from ($1,243) in 1995 to ($73) in 1996 due to reduced gains from the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND FINANCIAL CONDITION

    Cash and cash equivalents were $188,868 at December 31, 1996, an increase of $130,790 from December 31, 1995. Net cash provided by operating activities was $189,347 in 1996, contrasted with a net use of $79,311 in 1995 and a net use of $855,424 in 1994. The most significant area of change in 1996 was a net income of $119,214 in 1996 compared to a net loss of $285,745 in 1995. Financing activities resulted in a net use of $33,846 in 1996 related to payments made on capital lease obligations.

    Net cash used in 1995 and 1994 was $293,155 and $496,086 respectively. Investing activities required additional cash of $2,133 in 1995 and $165,110 in 1994. Financing activities resulted in net cash used of $211,711 in 1995 primarily related to the repayment of $200,000 note, compared to net cash provided of $524,448 in 1994 from the sale of common stock and issuance of $200,000 note.

    The Company's current ratio at December 31, 1996, was 1.43 to 1, compared to .84 to 1 at December 31, 1995. The increase in current ratio occurred primarily as a result of the net income of $119,214 earned in 1996 and positive cash flow from operations of $189,347 as mentioned above. During 1996, the Company was able to produce positive cash flow from operations for the first time since its inception. If the Company is unsuccessful in sustaining positive cash flow from operations, management may be forced to sell additional shares of stock during 1997 in order to sustain the Company's operating activities. There can be no assurance that management will be successful in finding buyers for the Company's shares, or of the terms under which shares might be sold.

CAPITAL SOURCES

    The Company's operating activities during 1996 generated positive cash flow. No additional capital was raised from the sale of the Company's Common Stock or borrowings from private lenders or banks.

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

CAPITAL EQUIPMENT LEASES

    The Company leases a portion of the computer hardware used on its
premises under a 66 month lease agreement which expires in June 2000.   The
total amount financed, including the rollover of the remaining lease payments under a previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752. Monthly lease payments will be $4,196 from June 1995 until May 2000. The Company's capitalized lease obligations totaled $137,206 as of December 31, 1996, of which $50,352 is payable in each year through 1999 and $20,980 is payable in 2000. The A/S 400 equipment financed under this lease may be purchased at the end of the lease for $1.

ADEQUACY OF CAPITAL RESOURCES

    At December 31, 1996, the Company had $188,868 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund current levels of operations through 1997. The Company continues to pursue new business through direct contacts with prospective customers and through independent sales agents in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1997, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

OTHER ITEMS

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS No. 123 on a disclosure basis.

CAPITAL STOCK

    The Company's Certificate of Incorporation provides for 50,000,000 authorized shares of Common Stock, of which 26,310,217 shares were issued and outstanding (excluding shares held in treasury) at December 31, 1996. The Company's Certificate of Incorporation also provides for 5,000,000 authorized shares of Preferred Stock, of which none were outstanding at December 31, 1996. The voting rights, designation, liquidation preference, redemption rights, dividends and other rights of the Preferred Stock may be designated from time to time by resolution of the Board of Directors.

    At the Annual Meeting of Stockholders on August 14, 1995, the stockholders of UMC approved a 1 for 5 reverse split of the Company's Common Stock, to be implemented at the discretion of UMC's Board of Directors. As of the date of this report, the 1 for 5 reverse split had not been implemented.

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the status of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, on-going management initiatives designed to reduce costs and enhance efficiencies, continued availability of qualified personnel to serve in the various functional capacities required to sustain the Company's operations, sales of the Company's healthcare billing and collection services and prospective changes in laws, regulations or policies affecting the Company's business and/or operations. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------
   Refer to the Index to Consolidated Financial Statements and Financial Statement Schedules on page 31 for the required information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
    None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

    The section entitled " Election of Directors" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1997, sets forth certain information with respect to the Directors and nominees for election as Directors of the Registrant and is incorporated herein by reference. Certain information with respect to executive officers of the Registrant is set forth under the caption " Executive Officers of the Registrant" in Item 1 of Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

    The section entitled "Compensation of Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1997, sets forth certain information with respect to the compensation of management of the Registrant, and is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
--------------------------------------------------------------------------------

    The section entitled "Stock Ownership of Principal Stockholders and Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1997, sets forth certain information with respect to the ownership of the Registrant's voting securities, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

    The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 1997, sets forth certain information with respect to relations of and transactions by management of the Registrant, and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
--------------------------------------------------------------------------------
(a)(1)(2) See accompanying index to financial statements on page 31.

(a)(3)    Exhibits

     3.1 Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on February 26, 1988, is incorporated herein by reference to Exhibit 3 (a) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988 (previously filed).

     3.2 By-Laws of the Company are incorporated herein by reference to Exhibit 3 (b) of the Company's Registration Statement on Form S-1, Commission File No. 33-20989, filed with the Commission on March 30, 1988 and declared effective June 7, 1988 (previously filed).

     3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on July 12, 1989, is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989 (previously filed).

     3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989 (previously filed).

     4.1 Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on August 9, 1989, is incorporated herein by reference to Exhibit 4 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989 (previously filed).

     4.2 First Amended Certificate of Designations, Preferences and Rights of 10% Cumulative Convertible Preferred Stock of the Company, filed with the Secretary of State of Delaware on December 7, 1989 is incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-K filed for the fiscal year ended December 31, 1989 (previously filed).

     4.3 Specimen Form of Certificate of Common Stock of the Company is incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990 (previously filed).

     4.4 Article Fourth of the Company's Certificate of Incorporation is incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K, filed with the Commission on July 25, 1989 (previously filed).

     4.5 Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of Delaware on June 21, 1990 is incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective on July 27, 1990 (previously filed).

     9.   Not Applicable.

    10.1 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the fiscal quarter ended September 30, 1989 (previously filed).

    10.2 Form of Warrant to purchase shares of the Company's Common Stock granted to certain persons during 1990 in connection with the provision of interim financing is incorporated herein by reference to
          Exhibit 10.14 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990 (previously filed).

    10.3 Medical Claims Management/Collection Agreement, dated May 25, 1990, by and between the Company and University Hospital is incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990 (previously filed).

    10.4 Master Equipment Lease Agreement, dated February 2, 1990, by and between the Company and Com Resources, Inc., together with certain Schedules attached thereto is incorporated herein by reference to
          Exhibit 10.22 of the Company's Registration Statement on Form S-1, Commission File No. 33-35177, originally filed with the Commission on June 1, 1990 and declared effective July 27, 1990 (previously filed).

    10.5 First Amended and Restated 1989 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K filed for the fiscal year ended December 31, 1990 (previously filed).

    10.6 Third Amended and Restated 1989 Stock Option Plan of the Company (previously filed).

    10.7 1992 Stock Option Plan of the Company is incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

    10.8 Warrant dated August 21, 1992, issued to Gary R. Beauchamp is incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

    10.9 Warrant dated August 21, 1992 issued to Walid E. Moukarzel is incorporated herein by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

    10.10 Warrant dated August 14, 1992, issued to Mary G. Merritt is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

    10.11 Customer Service Agreement dated December 15, 1992 by and between the Company and the Washington Hospital Center is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

    10.12 Settlement and Termination Agreement dated as of February 19,
          1993 by and between the Registrant, American Pacific Acceptance Corporation and Summit Capital Corporation, is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Commission on March 3, 1993 (previously filed).

    10.13 Warrant dated March 2, 1993, issued to Walid E. Moukarzel (previously filed).

    10.14 Standard Office Building Lease Agreement dated June 1, 1989, between the Registrant and Aetna Life Insurance Company (previously filed).

    10.15 Third Amendment to Lease, dated May 1, 1992, between the Registrant and Aetna Life Insurance Company (previously filed).

    10.16 Sales Agent Agreement dated August 6, 1993, between UMC and Consolidated Associates, Inc., is incorporated herein by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (previously filed).

    10.17 Sales Agent Agreement dated August 6, 1993, between UMC and Tomar Investments, is incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (previously filed).

    10.18 Warrant dated August 9, 1993 issued to Tomar Investments (previously filed).

    10.19 Certificate of Amendment to Certificate of Incorporation of the Company, filed with Secretary of State of Delaware on August 3, 1993 (previously filed).

    10.20 Promissory Note dated September 30, 1994 made by the Registrant to BFI Banque de Financement et D'Investissement (previously filed).

    10.21 Term Lease Supplement dated December 30, 1994 between the Registrant and IBM Credit Corporation (previously filed).

    10.22 1995 Stock Option Plan (previously filed).

    10.23 Modification and Ratification of Lease, dated July 19, 1995 (previously filed).

    10.24 HAS Settlement and Termination Agreement, dated August 1, 1996.

    22.1  Subsidiaries of the Company (previously filed).

    23.1  Consent of Price Waterhouse LLP, Independent Accountants


(b) Reports on Form 8-K
      None

SIGNATURES

    Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         United Medicorp, Inc.


Date:    March 27, 1997              By: /s/  Peter W. Seaman
      -------------------                --------------------------------------
                                         Peter W. Seaman, Chairman of the Board
                                         and Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ Peter W. Seaman          Chairman of the Board and            March 27, 1997
------------------------     Chief Executive Officer
Peter W. Seaman              (Principal Accounting Officer)


/s/ Michael P. Bumgarner     Director                             March 27, 1997
------------------------
Michael P. Bumgarner

/s/ John F. Lewis            Director                             March 27, 1997
------------------------
John F. Lewis


/s/ Thomas H. McConnell      Director                             March 27, 1997
------------------------
Thomas H. McConnell, III

ITEM 8 AND 14 (a). UNITED MEDICORP, INC.
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



CONSOLIDATED FINANCIAL STATEMENTS:                                          PAGE
                                                                            ----
Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . .  . . . 32
Consolidated Statements of Revenues and Expenses for the Years
    Ended December 31, 1996, 1995, and 1994  . . . . . . . . . . . . .  . . . 33
Consolidated Statements of Cash Flows For the Years Ended
    December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . . .  . . . 34
Consolidated Statement of Changes in Stockholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . .  . . . 35
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  . . . 36
Report of Independent Accountants  . . . . . . . . . . . . . . . . . .  . . . 48



CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.


                                         PRICE WATERHOUSE LLP

Dallas, Texas
March 12, 1997

                             UNITED MEDICORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   DECEMBER 31,    DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    188,868    $     58,078
  Restricted cash                                         8,143               0
  Accounts receivable, less allowance for
    doubtful accounts of $18,177 and $7,493,
    respectively                                        171,273         138,970
  Notes receivable, less allowance for
    doubtful accounts of $0 and  $0,
    respectively                                              0             214
  Prepaid expenses and other                             19,920          20,427
                                                   ------------    ------------

   Total current assets                                 388,204         217,689

PROPERTY AND EQUIPMENT (NET)                            120,142         200,996

OTHER ASSETS                                             15,301          17,373
                                                   ------------    ------------
   TOTAL ASSETS                                    $    523,647    $    436,058
                                                   ------------    ------------
                                                   ------------    ------------

CURRENT LIABILITIES:
  Payable to clients                               $      8,143    $     19,902
  Trade accounts payable                                 46,077          48,230
  Accrued expenses                                      181,136         141,501
  Deferred revenue                                            0          15,959
  Current portion of capital lease obligations           36,862          32,487
                                                   ------------    ------------
   Total current liabilities                            272,218         258,079

LONG TERM LEASE OBLIGATION                              100,344         138,565

DEFERRED CREDITS                                         23,891          31,434

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
  authorized, 26,415,764 shares issued and
  outstanding at 12/31/96 and 12/31/95.                 264,157         264,157

Less: 105,547 shares of treasury stock, at cost        (221,881)       (221,881)
Additional paid-in capital                           18,552,341      18,552,341
Retained deficit                                    (18,467,423)    (18,586,637)
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                         127,194           7,980
                                                   ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    523,647    $    436,058
                                                   ------------    ------------
                                                   ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.

                                  UNITED MEDICORP, INC.
                    CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

                                                                               YEAR                 YEAR                  YEAR
                                                                               ENDED                ENDED                 ENDED
                                                                            DEC. 31, 1996        DEC. 31, 1995        DEC. 31, 1994
                                                                            -------------        -------------        -------------
REVENUES:
  Fee income                                                                 $ 1,950,689          $ 1,986,233          $ 1,328,029
  Interest income                                                                  2,485                3,632               13,063
  Other Income                                                                    74,649                   --                1,756
                                                                            ------------         ------------         ------------
   Total revenues                                                              2,027,823            1,989,865            1,342,848

EXPENSES:
  Salaries and benefits                                                        1,171,721            1,499,038            1,157,518
  Selling, general and administrative                                            434,093              467,397              731,274
  Professional fees                                                               78,813               82,794              110,580
  Office and equipment rental                                                    100,575               81,648               64,753
  Depreciation and amortization                                                  105,638              126,807              118,814
  Interest                                                                        17,842               19,169               18,744
  Other, net                                                                         (73)              (1,243)              42,223
                                                                            ------------         ------------         ------------

   Total expenses                                                              1,908,609            2,275,610            2,243,906
                                                                            ------------         ------------         ------------
NET INCOME (LOSS)                                                            $   119,214            ($285,745)           ($901,058)
                                                                            ------------         ------------         ------------
                                                                            ------------         ------------         ------------

NET INCOME (LOSS) PER SHARE                                                  $      0.00               ($0.01)              ($0.04)
                                                                            ------------         ------------         ------------
                                                                            ------------         ------------         ------------
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                                   26,310,217           26,310,217           24,730,218
                                                                            ------------         ------------         ------------
                                                                            ------------         ------------         ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                                  UNITED MEDICORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended            Year Ended            Year Ended
                                                                          December 31,          December 31,          December 31,
                                                                             1996                  1995                  1994
                                                                          ------------          ------------          ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $    119,214             ($285,745)            ($901,058)
  Adjustments to reconcile net loss to cash used in
  operating activities:
     Depreciation and amortization                                             105,638               126,807               118,814
     Issuance of warrants and options                                               --                    --                 5,760
    (Gain) Loss on disposal of assets                                              (73)               (1,298)               40,671

CHANGES IN ASSETS & LIABILITIES:
     (Increase) Decrease in restricted cash                                     (8,143)                4,851                    --
     (Increase) Decrease in purchased claims                                        --                37,721               (37,721)
     (Increase) Decrease in accounts receivable, net                           (32,303)               15,622                15,390
     (Increase) Decrease in notes receivable                                       214                12,000               (12,000)
     (Increase) Decrease in prepaid expenses and other                             507                 4,203               (19,895)
     Decrease in deposits and other                                              2,072                 8,180                    --
     Increase (Decrease) in payable to clients                                 (11,759)               (6,738)               21,789
     Increase (Decrease) in trade accounts payable                              (2,153)              (15,027)                5,189
     Increase (Decrease) in accrued expenses                                    39,635                 4,039               (45,385)
     Increase (Decrease) in deferred revenue                                   (15,959)               15,959                    --
     Increase (Decrease) in deferred credits                                    (7,543)                  115               (46,978)
                                                                          ------------          ------------          ------------
       Net cash provided by (used in) operating activities 189,347             189,347               (79,311)             (855,424)

INVESTING ACTIVITIES:
  Additions of property and equipment, net                                     (24,711)               (2,133)             (165,110)
                                                                          ------------          ------------          ------------
       Net cash used in investing activities                                   (24,711)               (2,133)             (165,110)

FINANCING ACTIVITIES:
  Sale of common stock                                                              --                    --               348,011
  Proceeds of notes payable                                                         --                    --               200,000
  Repayment of notes payable                                                        --              (200,000)                 (882)
  Decrease in capital lease obligation                                         (33,846)              (11,711)              (22,681)
                                                                          ------------          ------------          ------------

     Net cash (used in) provided by financing activities                       (33,846)             (211,711)              524,448
                                                                          ------------          ------------          ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               130,790              (293,155)             (496,086)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  58,078               351,233               847,319
                                                                          ------------          ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    188,868          $     58,078          $    351,233
                                                                          ------------          ------------          ------------
                                                                          ------------          ------------          ------------

ADDITIONAL CASH FLOW INFORMATION

 Cash paid for interest                                                   $     17,842          $     20,122          $     11,784
  Leases Capitalized                                                                --                    --          $    131,330

      The accompanying notes are an integral part of these consolidated financial statements.

                                  UNITED MEDICORP, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Years Ended December 31, 1996, 1995, and 1994

                                          COMMON STOCK          ADDITIONAL      TREASURY STOCK                          TOTAL
                                       -------------------       PAID-IN      -------------------     ACCUMULATED    STOCKHOLDERS'
                                       SHARES       AMOUNT       CAPITAL      SHARES       AMOUNT       DEFICIT         EQUITY
                                       ------       ------      ----------    ------       ------     -----------    -------------
Balance at December 31, 1993         24,045,765   $240,457     $18,222,270   105,545     ($221,881)  ($17,399,834)   $     841,012

Shares issued at $.15 per share       2,369,999     23,700         324,311        --            --             --          348,011

Warrants and options issued                  --         --           5,760        --            --             --            5,760

Adjust fractional shares                     --         --              --         2            --             --               --

Net income (loss)                            --         --              --        --            --       (901,058)        (901,058)
                                     ----------   --------     -----------   -------     ---------   ------------    -------------
Balance at December 31, 1994         26,415,764   $264,157     $18,552,341   105,547     ($221,881)  ($18,300,892)   $     293,725

Net income (loss)                            --         --              --        --            --       (285,745)        (285,745)
                                     ----------   --------     -----------   -------     ---------   ------------    -------------
Balance at December 31, 1995         26,415,764   $264,157     $18,552,341   105,547     ($221,881)  ($18,586,637)   $       7,980

Net income (loss)                            --         --              --        --            --        119,214          119,214
                                     ----------   --------     -----------   -------     ---------   ------------    -------------
Balance at December 31, 1996         26,415,764   $264,157     $18,552,341   105,547     ($221,881)  ($18,467,423)  $      127,194
                                     ----------   --------     -----------   -------     ---------   ------------    -------------
                                     ----------   --------     -----------   -------     ---------   ------------    -------------


      The accompanying notes are an integral part of these consolidated financial statements.

           UNITED MEDICORP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

BASIS FOR FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN

    The consolidated financial statements of United Medicorp, Inc. (the "Company" or "UMC") have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    UMC has yet to generate sufficient consistent revenues to cover operating expenses and has incurred cumulative losses since inception of $18,467,423. Operating funds to date have been obtained primarily through the sale of the Company's Common Stock. At December 31, 1996, UMC had $188,868 in unrestricted cash and cash equivalents and $171,273 in receivables due from customers.
During 1996, the Company generated $287,020 in fees from its contract with Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"), and $119,351 in fees from its contract with Mimbres Memorial Hospital ("MMH"). The Company's contract with HAS was terminated effective June 30, 1996, and the contract with MMH expired April 1, 1996. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     At December 31, 1996, the Company had $188,868 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund current levels of operations through 1997. The Company continues to pursue new business primarily through direct contacts with prospective customers and through independent sales agents in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1997, in which case the Company may be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiary, United MoneyCorp, Inc. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and liquid investments with original maturities of ninety days or less. At December 31, 1996 and 1995, UMC held $188,868 and $58,078 in cash and prime-rated short-term investments and government securities, respectively.

RESTRICTED CASH

    Restricted cash represents amounts, net of fees earned, collected by the Company on behalf of its customers. These amounts are not subject to use by the Company for its operations. At December 31, 1996 and 1995, the Company held restricted cash of $8,143 and $0, respectively.

PURCHASED CLAIMS

    Purchased claims represent claims purchased from a customer under a medical claims purchase contract. At December 31, 1996, there were no outstanding purchased claims.

ACCOUNTS RECEIVABLE

    Accounts receivable at December 31, 1996 and 1995 represent fees which have been billed to and are due from customers.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and include assets leased under a capital lease agreement. Expenditures for repairs and maintenance are charged to income as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in "Other, net."

    Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the excess of carrying amounts over fair value.

PAYABLE TO CLIENTS

    Payable to clients represents claim payments collected from insurance carriers on behalf of UMC customers. These funds are remitted to the customer by UMC on a weekly, semi-monthly, or monthly interval.

REVENUES

    Fee income is generally recognized upon receipt of payment from a third party payor or guarantor of a patient's account.

OTHER INCOME

    Effective June 30, 1996, the Company completed a Settlement and Termination Agreement (the "Agreement") was HAS. Under the Agreement, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for the AFASS clinics located at Coamo, Juana Diaz, Adjuntas, Jayuya, Villalba, and Santa Isabel; $72,000 to purchase UMC's interest in the claims inventory in process for the AFASS hospital located in Yauco; and $54,000 as additional consideration for the Agreement, which is included in "Other Income" in the accompanying Consolidated Statements of Revenues and Expenses. Income related to these cash payments was recognized in the month of August, 1996, when the cash was received. The Agreement included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim by AFASS for a refund of fees paid.

INCOME (LOSS) PER SHARE OF COMMON STOCK

    Net Income (Loss) per share of Common Stock is computed based on the weighted average number of shares outstanding at December 31, 1996, 1995, and 1994 which were 26,310,217, 26,310,217, and 24,730,218 shares, respectively.
Common Stock options and warrants were not included in the net income (loss) per common share calculation because their effect would be antidilutive.

INCOME TAXES

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities. A valuation allowance has been provided against the Company's net deferred income tax asset at December 31, 1996 and 1995 as, in the opinion of management, there can be no assurance that the deferred tax asset will be realized.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS No. 123 on a disclosure basis, and the pro-forma impact of implementation of SFAS No. 123 on the Company's consolidated statements of revenues and expenses is disclosed in Footnote J.


NOTE B - THE COMPANY
----------------------------------------------------------------------------

    United Medicorp, Inc. is a publicly held company which was established to provide medical insurance claims management services to healthcare providers throughout the United States. The Company was founded in March 1989 and as of March 1997 has raised approximately $18.5 million in capital which has been invested in market research, systems development, employee training and ongoing operations.

    The Company offers claims management and collection services to healthcare providers, including the following:

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

    4) Patient Billing: This service involves billing the guarantor of an account for the balance due after all insurance proceeds have been applied and contractual allowances posted.

    5) Bad Debt Collection: Under this service, collection letters are sent and telephone calls made to debtors in attempts to collect receivables previously charged off as bad debts.

    6) Repricing Claims: This service involves repricing managed care claims to conform with contracted rates. Claims are repriced according to a fee schedule provided by UMC's customer. Although the Company views this activity as an area for future growth in revenues, 1996 revenues were not significant to the Company's operations.

    7) UMClaimPros: UMC's UMClaimPros interim staffing service involves the placement of experienced medical billing and collection personnel in temporary assignments within hospital and physician business offices. During 1996, the Company reported revenues totalling $155,910 from its UMClaimPros service.

    UMC's marketing strategy is to offer Electronic Claims Submission ("ECS"), claims processing and collection services with either transaction or contingency based pricing to clinics and hospitals throughout the United States.

NOTE C - FINANCIAL INSTRUMENTS
----------------------------------------------------------------------------

    The fair values of all financial instruments to which the Company is a party approximate the recorded values at December 31, 1996 and 1995. The fair value of such financial instruments is estimated by reference to market data.

NOTE D - PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------------

At December 31, 1996 property and equipment consisted of the following:

                            PURCHASED        LEASED          TOTAL
                            ---------        ------         -------
Equipment                   $510,560        $118,480        $629,040
Software systems             120,261               0         120,261
Furniture and fixtures        99,816               0          99,816
Leasehold improvements        31,265               0          31,265
                            --------       ---------        --------
                             761,902         118,480         880,382

Accumulated
depreciation and
amortization                (681,253)        (78,987)       (760,240)
                            --------       ---------        --------
Net Property and
equipment                    $80,649         $39,493        $120,142
                            --------       ---------        --------
                            --------       ---------        --------

At December 31, 1995 property and equipment consisted of the following:


                            PURCHASED        LEASED          TOTAL
                            ---------        ------         -------

Equipment                   $503,186        $118,480       $621,666
Software systems             113,372               0        113,372
Furniture and fixtures       104,238               0        104,238
Leasehold improvements        31,265               0         31,265
                            --------       ---------       --------
                             752,061         118,480        870,541

Accumulated
depreciation and
amortization                (630,052)        (39,493)      (669,545)
                            --------       ---------       --------
Net Property and
equipment                   $122,009         $78,987       $200,996
                            --------       ---------       --------
                            --------       ---------       --------


    Depreciation and amortization expense related to property and equipment was $105,638, $126,807, and $118,814, during 1996, 1995 and 1994, respectively.


NOTE E -  ACCRUED EXPENSES
----------------------------------------------------------------------------

    The Company's accrued expenses at December 31 consisted of the following:



                              1996            1997
                              ----            ----
Accrued professional fees   59,210           73,773
Accrued payroll             48,289           38,054
Accrued other               73,637           29,674
                          --------         --------
Total                     $181,136         $141,501
                          --------         --------
                          --------         --------


NOTE F - INCOME TAXES
----------------------------------------------------------------------------

    Current-year taxable income was offset by previously unbenefited net operating loss carryforwards and, accordingly, no provision for income taxes has been recorded in 1996. Due to operating losses, no provision or benefit for income taxes was recorded by the Company in 1995 and 1994.

    During 1992, an ownership change occurred which severely limits the use of net operating loss carryforwards. Management estimates that the net operating loss carryforwards which were generated prior to the ownership change and which will be available as deductions against future taxable income, if and when the Company achieves profitability, are limited to the $358,000 per year through 2007. Approximately $105,000 was utilized in 1996. Net operating loss carryforwards generated in 1992 through 1995 which are not subject to limitation are approximately $4.3 million and will expire at various times through 2010.

    Deferred tax assets and liabilities are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Deferred tax assets at December 31 are comprised of the following:


Description                            1996              1997
-----------                            ----              ----

Net operating loss carryforwards    $3,509,307      $3,594,727
Depreciation of property,
plant and equipment                     58,083          24,994
Deferred credits                         8,839          11,631
Other, net                              12,763          13,748
                                    ----------      ----------
Total deferred tax asset             3,588,992      3,645,100

Valuation allowance                 (3,588,992)     (3,645,100)
                                    ----------      ----------
Net deferred tax assets             $        0      $        0
                                    ----------      ----------
                                    ----------      ----------


NOTE G - LEASE COMMITMENTS
----------------------------------------------------------------------------

    On May 15, 1995, the Company leased a 1,260 square feet office space in Ponce, Puerto Rico, for $2,250 a month. The term of the lease was five years, with the Company having the option to terminate the lease after one year of occupancy with ninety days written notice. Following such notice, the Company closed the Ponce office on January 3, 1997.

    On August 1, 1995, the Company renewed its lease on UMC's corporate offices in Dallas. The lease term extends through January 31, 2001. The first six months were rent free through January 31, 1996. Effective February 1, 1996 through January 31, 1999, the Company's monthly rent is $7,544. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, the monthly rent will be $7,887 and $8,230 respectively. Rent expense during 1996, 1995 and 1994 related to this lease was $75,442, $64,111 and $63,498, respectively. The Company has the option to terminate the lease after three years of occupancy, providing it gives ninety days notice to the lessor. Management believes that its facilities are well-located and are in good condition. The Company's future facilities requirements will depend upon the success of its business. Management believes that there is adequate office space available should its space requirements increase.

    On December 30, 1994, the Company leased a new IBM A/S 400 Advanced Series 9406 Model 300 computer, for a term of 66 months, with no payments due during the first six months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752. Monthly lease payments will be $4,196 from June 1995 until May 2000. The Company's capital lease payment obligations totaled $172,036 as of December 31, 1996, of which $50,352 is payable each year through 1999 and $20,980 is payable in 2000. Of the total future payments of $172,036 under this lease,

$17,266 represents interest, $9,389 represents maintenance and $8,175 represents sales tax. The equipment financed under this lease may be purchased at the end of the lease for $1.

    Interest expense on capital lease obligations was $17,842, $15,141, and $11,055 during 1996, 1995 and 1994, respectively. Amortization expense on leased assets was $39,494, $39,422, and $31,080 during 1996, 1995, and 1994, respectively.

NOTE H - DEFERRED CREDITS
----------------------------------------------------------------------------

    Deferred Credits of $23,891 and $31,434 as of December 31, 1996 and 1995, respectively, relate to escalating lease payments as specified in the lease contract for the Company's corporate office facilities which was executed on August 1, 1995. The Company's current lease on its corporate offices is an escalating rental schedule extending until January 31, 2001 with the first six months of rent free. In order to properly record monthly rent expense during the six month period when no cash outlay for rent was required, the Company reported monthly rental expense and related deferred credits which were calculated using the total of rentals due under the amended lease agreement dated August 1, 1995, divided by the minimum non-cancelable term of 36 months. The deferred credits accumulated during the first six months of the term of the amended lease are amortized on a straight line basis beginning in February 1996, as a $1,257 per month reduction in rent expense through the expiration of the non-cancelable term of the lease in July 1998.


NOTE I - COMMON STOCK
----------------------------------------------------------------------------

    On September 1, 1994, the Company completed a private offering to offshore investors of 2,369,999 shares of UMC Common Stock at a price of $.15 per share. The offering generated net proceeds of $348,011 after deducting legal fees and other expenses of the offering.

    At December 31, 1996 and 1995, there were 5,000,000 shares of Preferred Stock authorized but unissued. There were 50,000,000 shares of $.01 par value Common Stock authorized, of which 26,415,764 shares were issued and outstanding, with 105,547 shares held in Treasury Stock. In addition, 2,295,500 shares of Common Stock were reserved at December 31, 1995 for issuance of outstanding warrants and options.

NOTE J - WARRANTS AND OPTIONS
----------------------------------------------------------------------------

WARRANTS

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

    On August 14, 1992, the Company issued a warrant to purchase 12,500 shares at $.25 per share to the Company's former Controller in consideration of her past service to the Company following the elimination of her position in a reduction-in-force. This warrant expired on August 14, 1996.

    On August 21, 1992, the Company issued a warrant to purchase 25,000 shares at $.75 per share as additional consideration for the acquisition of Sterling Hospital Systems, Inc. This warrant expired on August 21, 1996.

    On August 6, 1993, warrants to purchase 750,000 shares of Common Stock at an exercise price of $.25 per share were granted to a sales agent. Of these 150,000 warrants were exercisable immediately, with the remaining 600,000 warrants becoming exercisable based on fees billed to customers referred to UMC by the sales agent over a three year period. The warrants expire on August 6, 1998.

    On August 9, 1993, warrants to purchase 85,000 shares of UMC Common Stock were issued to two former directors of UMC. The warrants are exercisable over a three year period at an exercise price of $.31. These warrants expired on August 6, 1996. The Company recorded an expense of $6,205 upon issuance of these warrants.

    On August 29, 1994, a warrant to purchase 40,000 shares of UMC Common Stock at $.31 per shares was issued to a former director of UMC.

    On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $.06 per share were issued to three former directors of UMC. These warrants expire on November 11, 2001.

    The shares of common stock represented by the warrants, listed above, have not been registered under the Securities Act of 1933.

OPTIONS

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

    Under the terms of the Plan, the exercise price for both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award.

    In 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). If the Company had recorded compensation expense in 1996 and 1995 for the stock options and warrants granted in accordance with the provisions of FAS 123, the pro forma net income (loss) would have been $98,194 and ($290,341), and the pro forma net income (loss) per share would have been $0.00 and ($.01) in 1996 and 1995, respectively. The estimated fair value of the options granted during 1996 and 1995, using the Black-Scholes pricing model, is $30,375 and $31,020, respectively. The estimated fair value of the warrants granted in 1996 is $7,800. For purposes of the pro forma disclosures, these values are expensed over the vesting periods of the options and warrants.

The significant assumptions used to estimate the fair value of the stock options and warrants granted in 1996 and 1995 include a risk-free rate of return ranging from 6.11% to 7.9%, expected option and warrant lives of 10 years, expected volatility of 116.2% and no expected dividend payments.

A summary of stock option activity is as follows:


                               SUMMARY OF STOCK OPTIONS

                                     1996               1995               1994
                                     ----               ----               ----
                               Number   Average    Number  Average    Number   Average
                                 of     Exercise     of    Exercise     of     Exercise
                               Shares    Price     Shares    Price    Shares    Price
Options outstanding at
 beginning of year           1,245,750    $.23     913,750    $.28    831,250    $.28
Options granted                607,500    $.05     362,000    $.10    330,000    $.30
Options exercised                    0    $.00           0    $.00          0    $.00
Options canceled               613,750    $.25      30,000    $.13    247,500    $.30
                               -------              ------            -------
Options outstanding at
 end of year                 1,239,500    $.13   1,245,750    $.23    913,750    $.28
                             ---------           ---------            -------
                             ---------           ---------            -------
Options exercisable at
 end of year                   604,500    $.18     628,917    $.21    392,084    $.27

The following information is presented for stock options outstanding at December 31, 1996.

                            Outstanding                     Exercisable
                     ----------------------------       -------------------
                              Average    Average                   Average
 Exercise                      Life      Exercise                  Exercise
Price Range          Shares  (in Years)   Price         Shares       Price
------------         ----------------------------       -------------------
$.05 to $.06         732,500     9        $.05          244,167      $.05
$.12 to $.13         130,000     9        $.13           43,333      $.13
$.25 to $.31         377,000     6        $.29          317,000      $.28
                   ---------                            -------
                   1,239,500                            604,500

NOTE K - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company paid approximately $4,413, $77,546, and $103,137 during 1996, 1995 and 1994, respectively, in sales commissions to marketing companies in which a former member of the Board of Directors holds an interest.

In 1996, the Company paid consulting fees totalling $18,000 to Mr. John Lewis. Mr. Lewis was elected to the Company's Board of Directors on November 12, 1996.

NOTE L - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

NOTE M - SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

    During 1996, 88% of fee revenue was earned from three customers. The Washington Hospital Center ("WHC") provided fees totalling 67% of total fee revenue. Of the revenue generated by WHC during 1996, 99% was generated as a result of an ongoing contract and 1% was generated as a result of a Patient Billing contract. Accounts receivable from the three customers were $132,535, $10,171, and $0 at December 31, 1996.

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

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Medicorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of revenues and expenses, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of United Medicorp, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP

Dallas, Texas
March 12, 1997