Form 10-K/A
period 1996-12-31
UNITED MEDICORP INC
filed 1997-05-01
CIK 831460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
                                         ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the bid and asked prices of such stock on April 18, 1997 was $1,814,322.

     As of April 18, 1997 there were 26,310,217 shares of Common Stock, $.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              UNITED MEDICORP, INC.

                             INDEX TO FORM 10-K/A-1

ITEM
NUMBER                       PART III                                       PAGE
------                       --------                                       ----

10        Directors and Executive Officers of the Registrant . . . . . . . .  3
11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  6
12        Securities Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . .  9
13        Certain Relationships and Related Transactions . . . . . . . . . . 10

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

Information regarding each director is set forth below:

MICHAEL P. BUMGARNER (53) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December, 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States.
From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 25 years gaining extensive senior business and management experience.

JOHN F. LEWIS (49) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is a consultant specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1995, Mr. Lewis served as
Health Advisor to the Governor of the U.S. Virgin Islands.   From 1988 to
1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds a B.A. in Business Administration from the American College of Switzerland, an a License in Economic and Social Sciences from the University of Geneva.

THOMAS H. MCCONNELL, III, M.D. (59) was elected to the Board of Directors on November 12, 1996. Dr. McConnell is former CEO of AM Laboratories, Inc., a medical testing laboratory, and is active as an investor and consultant to a number of healthcare providers. From 1992 to 1994, Dr. McConnell served as Chairman of the Executive Committee and a member of the Board of Directors of AdvaCare, Inc., a publicly traded medical billing and collection agency.
From 1992 to 1995, Dr. McConnell served as a member of the Board of Directors of Osprey Holdings, Inc., a publicly traded holding company formerly in the medical laboratory software business. Dr. McConnell is a past Governor of the College of American Pathologists, past President of the Texas Society of Pathologists, and past member of the Board of Directors of the Dallas County Medical Society. Dr. McConnell attended Rice University, holds a Doctor of Medicine Degree from the University of Texas Southwestern Medical School and an OPM certificate from the Harvard Business School.

PETER W. SEAMAN (47) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant.

Each director will hold office until this year's annual meeting of stockholders, expected to be held in August, 1997, or until his successor is elected and has qualified.

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

The Company's Audit Committee was formed on August 15, 1990 and met once during 1996. As of the date of this report, the Committee consists of Michael
P. Bumgarner, Chairman, and John Lewis.

COMPENSATION COMMITTEE. The Compensation Committee's responsibilities include reviewing the Company's compensation plans, making recommendations in areas concerning employee relations, and taking action or making recommendations with respect to the compensation of executive officers, including those who are directors.

The Company's Compensation Committee was formed on August 15, 1990. During 1996, the Compensation Committee held two meetings. The Committee consists of Thomas McConnell, Chairman, Michael Bumgarner, and John Lewis.

STOCK OPTION COMMITTEE. The Company's Stock Option Committee was formed on April 25, 1992 for the purpose of administering the Company's Stock Option Plans. The Stock Option Committee consists of Thomas McConnell, Chairman, Michael Bumgarner, and John Lewis.

The mailing address for each of these committees is c/o Robert Powell, Secretary/Treasurer, United Medicorp, Inc., 10210 North Central Expressway, Suite 400, Dallas, Texas 75231.

The Board of Directors held five regularly scheduled meetings during the fiscal year ended December 31, 1996. Various matters were approved during the last fiscal year by unanimous written consent of the Board of Directors. Each incumbent director attended all of the meetings that occurred subsequent to his election to the Board of Directors. During the last fiscal year each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors during his term; and (ii) the total number of meetings held by all committees of the Board on which such director served during his term.

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

Messrs. Bumgarner, Lewis and McConnell were elected to the Board of Directors on November 12, 1996. An Initial Report of Ownership On Form 3 for each of these new directors was not filed until April 11, 1997. These reports disclosed the award on April 1, 1997 to each of Messrs. Bumgarner, Lewis and McConnell of a UMC Common Stock Purchase Warrant for 400,000 shares at an exercise price of $.08 per share.

Messrs. O'Boyle, Spiak, and Winters resigned from the Board of Directors on or about November 11, 1996. A Form 5 "Annual Statement Of Beneficial Ownership Of Securities" reporting the termination of service for each of these directors is expected to be filed by May 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS

Set forth below are tables showing: (1) in summary form, the compensation paid for the years shown in the table to Peter W. Seaman; (2) the options granted to Mr. Seaman in 1996; and (3) exercise and year end valuation information pertaining to stock options granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal year 1996.


                            Summary Compensation Table
                            --------------------------

                                                                   Restricted
Name of Principal                                  Other Annual       Stock      Options/                 All Other
Position             Year    Salary $    Bonus     Compensation      Award $     SAR's #     Payouts    Compensation $
--------             ----    --------    ------    ------------    ----------    -------     -------    --------------
Peter W. Seaman,     1996    106,556     11,333         0               0        300,000        0              0
Chairman & CEO       1995     97,501          0         0               0        100,000        0              0
                     1994     92,165          0         0               0        100,000        0              0


                             Options Granted in 1996
                             -----------------------

                                                                                        Potential Realized Value at
                                  % of Total                                              Assumed Annual Rates of
                                    Options                                            Stock Price Appreciation for
                                  Granted to                                                   Option Term
                     Options     Employees in    Exercise or
     Name            Granted         1996         Base Price      Expiration Date           5%            10%
     ----            -------     ------------    -----------      ---------------         ------        -------
Peter W. Seaman    300,000 (1)       44%          $.05/share    August 20, 2006 (2)       $9,420        $23,910

(1) This option was granted subject to a three year vesting period.
(2) This option was granted for a term of ten years, subject to termination upon termination of the optionee's employment.


On April 7, 1997, as a part of the cancellation and reissuance of options described under "Stock Option Plans" below, Mr. Peter W. Seaman, Chairman and Chief Executive Officer, had options to purchase 325,000 shares (of which 291,667 were vested) with exercise prices from $0.13 to $0.31 canceled and reissued. The reissued options will become exercisable over a three year period beginning April 7, 1997, with 33 percent of the options exercisable after April 7, 1998, 66 percent of the options exercisable after April 7, 1999, and all of the options exercisable after April 7, 2000. In addition, Mr. Seaman was granted new options on April 7, 1997, to purchase an additional 375,000 shares under the same conditions as the reissued options. As of April 18, 1997, the total number of options held by Mr. Seaman is 1,000,000 shares. Of these, 700,000 options are priced at $0.07 per share and 300,000 options are priced at $0.05 per share.

                   Aggregated Option/SAR Exercises in 1996 (1)
                          and FY-End Options/SAR Values
                          -----------------------------

                    Number of Unexercised Options/SARs   Value of Unexercised In-the-Money
                    at FY-End (#)                        Options/SARs at FY-End

Name                Exercisable/Unexercisable            Exercisable/Unexercisable
----                -------------------------            -------------------------
Peter W. Seaman     301,665/323,335                      $0/$0

(1) Since no options were exercised by the above-named executive in 1996, no shares were acquired or value realized upon the exercise of options by such person in the last fiscal year.


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

On April 7, 1997, there were 465,500 options outstanding which had been previously issued to officers and employees at exercise prices ranging from $0.13 to $0.31 per share with various vesting schedules that began upon the various option grant dates. The Board of Directors decided that, because these options were priced in excess of the then current market value of $0.07, they were no longer effective in providing an incentive for and retaining key executives and employees. Therefore, subject to the approval of the optionee, the Board decided to cancel and reissue all options outstanding which had an exercise price greater than $0.07 per share. As a result of this action, options to purchase 465,500 shares were canceled and reissued with an exercise price of $0.07 per share and a reset vesting schedule. These reissued options will become exercisable at the rate of one third of the number of options granted per year over a three year period, and will remain in force for up to ten years consistent with the 1992 Plan and the 1995 Plan.

DIRECTOR COMPENSATION

Members receive no cash compensation for serving on the Board of Directors. Board members are reimbursed for expenses of meeting attendance. Each member of the current Board of Directors was granted a UMC Common Stock Purchase Warrant on April 1, 1997. The warrants entitle each director to purchase up to 400,000 shares at $.08 per share during a ten year period expiring on March 31, 2007. The warrants are exercisable to the extent of 33 percent of the shares immediately, 66 percent of the shares following the first anniversary of the award, and 100 percent of the shares following the second anniversary of the award.

In addition to the Stock Purchase Warrants described above, each director has signed a Director's Incentive Compensation Agreement ("DICA"). Under the DICA, each director may qualify for a commission, payable in either cash, paid up shares of UMC Common Stock, or additional UMC Common Stock Purchase Warrants at the Company's option. The commission is computed as a percentage of fees billed and collected by UMC from customers sold by or with assistance from the director, using 10 percent during the first year of a given customer contract, 6 percent during the second year, and 4 percent thereafter. The Company has the right to terminate the services of any director who fails to produce new business of at least $20,000 per month in fees during any given 12 month period.

Pursuant to the 1995 Plan, each non-employee director is entitled to receive nonqualified stock options for the purchase of 25,000 shares of Common Stock on August 25 of each year during his term as a director. The right to receive these options was waived by Messrs. Bumgarner, Lewis and McConnell in conjunction with the award of the UMC Common Stock Purchase Warrants and the signing of the DICA described above.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
--------------------------------------------------------------------------------

The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of April 18, 1997 by (i) each current director and nominee for director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock.

                                      Amount and Nature
                                        of Beneficial
Name of Beneficial Owner                Ownership (1)       Percent of Class (1)
------------------------                -------------       --------------------
Mercury Asset Management plc. (2)
33 King William Street                   8,067,200                30.7%
London EC4R 9AS Great Britain

Tambura Limited
Rue du Moulin                            1,484,000                 5.6%
Sark, Channel Islands

Peter W. Seaman (3)                      1,100,000                 4.2%
Michael P. Bumgarner (4)                   400,000                 1.5%
John F. Lewis (5)                          400,000                 1.5%
Thomas H. McConnell (6)                    400,000                 1.5%
Mary E. Rogers (7)                         200,000                 *
Robert D. Powell (8)                        50,000                 *

All officers and directors as            2,550,000                 9.5%
a group (6 persons)

*less than 1%

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

(3) Includes outstanding exercisable options to purchase 100,000 shares.

(4) Includes outstanding exercisable warrants to purchase 133,333 shares.

(5) Includes outstanding exercisable warrants to purchase 133,333 shares.

(6) Includes outstanding exercisable warrants to purchase 133,333 shares.

(7) Includes outstanding exercisable options to purchase 33,333 shares.

(8) Includes outstanding exercisable options to purchase 16,667 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

     Michael O'Boyle, a former director of the Company who resigned from the UMC Board of Directors on November 12, 1996, is Chief Financial Officer of Medlantic Healthcare Group and Senior Vice President, Finance of WHC. WHC is the Company's largest customer. See Item 7. Management's Discussion And Analysis of Financial Condition And Results Of Operations.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            United Medicorp, Inc.


Date: April 30, 1997                   By:  /s/ Peter W. Seaman
      --------------                        ---------------------------
                                            Peter W. Seaman, President
                                            and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

/s/ Peter W. Seaman                                               April 30, 1997
-------------------------                                         --------------
Peter W. Seaman                 Chairman of the Board and
                                Chief Executive Officer
                                (Principal Accounting Officer)

/s/ Michael P. Bumgarner                                          April 30, 1997
-------------------------                                         --------------
Michael P. Bumgarner            Director


/s/ John F. Lewis                                                 April 30, 1997
-------------------------                                         --------------
John F. Lewis                   Director


/s/ Thomas H. McConnell                                           April 30, 1997
-------------------------                                         --------------
Thomas H. McConnell, III        Director










                                      11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------