Form 10-Q
period 1997-03-31
UNITED MEDICORP INC
filed 1997-05-15
CIK 831460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 1997                                        Commission File No.1-10418


                              UNITED MEDICORP, INC.
               (Exact name of registrant as specified in charter)


Delaware                                               75-2217002
--------                                               ----------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


10210 N. Central Expressway, #400
Dallas, Texas                                            75231
---------------------                                  ----------
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

As of April 1, 1997, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                              UNITED MEDICORP, INC.
                                 March 31, 1997

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets as of March 31, 1997
    and December 31, 1996......................................................3

    Consolidated Statements of Revenues and Expenses
    for the Three Months Ended March 31, 1997 and 1996.........................4

    Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996 ................................5

    Notes to Consolidated Financial Statements.................................6

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................................8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ...............................................15

    Item 2.  Changes in Securities ...........................................15

    Item 3.  Default Upon Senior Securities ..................................15

    Item 4.  Submission of Matters to a Vote of Security Holders .............15

    Item 5.  Other Information................................................15

    Item 6.  Exhibits and Reports on Form 8-K ................................15


SIGNATURES ...................................................................16

                              UNITED MEDICORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)     (Audited)
                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                        $    157,040    $    188,868
  Restricted Cash                                       197,181           8,143
  Funded Claims                                          20,072               0
  Accounts receivable, less allowance for
    doubtful accounts of $12,765 and $18,177,
    respectively                                        204,795         171,273
  Prepaid expenses and other                             18,943          19,920
                                                   ------------    ------------

   Total current assets                                 598,031         388,204

PROPERTY AND EQUIPMENT (net)                            108,633         120,142

OTHER ASSETS                                             10,783          15,301
                                                   ------------    ------------

   TOTAL ASSETS                                    $    717,447    $    523,647
                                                   ============    ============

CURRENT LIABILITIES:
  Payable to customers                             $    125,233    $      8,143
  Payable to funding sources                             77,417               0
  Trade accounts payable                                 58,141          46,077
  Accrued expenses                                      180,760         181,136
  Current portion of capital lease obligations           37,137          36,862
                                                   ------------    ------------

   Total current liabilities                            478,688         272,218


LONG TERM LEASE OBLIGATION                               90,724         100,344

DEFERRED CREDITS                                         20,118          23,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
  authorized, 26,415,764 shares issued and
  outstanding at 3/31/97 and 12/31/96                   264,157         264,157

Less: 105,547 shares of treasury stock, at cost        (221,881)       (221,881)
Additional paid-in capital                           18,552,343      18,552,341
Retained deficit                                    (18,466,702)    (18,467,423)
                                                   ------------    ------------

     Total stockholders' equity                         127,917         127,194
                                                   ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    717,447    $    523,647
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                              UNITED MEDICORP, INC.
                CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)


                                                Three Months       Three Months
                                                    Ended              Ended
                                               March 31, 1997     March 31, 1996
                                               --------------     --------------
REVENUES:
  Fee income                                    $    448,377       $    470,365
  Interest income                                      2,102                  0
  Other income                                         1,910                  0
                                                ------------       ------------

   Total revenues                                    452,390            470,365

EXPENSES:
  Salaries and benefits                              321,200            305,075
  Selling, general and administrative                 69,475            105,960
  Professional fees                                   15,898             14,489
  Office and equipment rental                         19,583             28,303
  Depreciation and amortization                       22,544             26,034
  Interest                                             3,246              4,568
  Other                                                 (278)                 0
                                                ------------       ------------

   Total expenses                                    451,668            484,429
                                                ------------       ------------


NET INCOME (LOSS)                               $        721       ($    14,064)
                                                ============       ============


NET INCOME (LOSS) PER SHARE                     $       0.00       ($      0.00)
                                                ============       ============


WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                       26,310,217         26,310,217
                                                ============       ============


The accompanying notes are an integral part of these financial statements.

                              UNITED MEDICORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months     Three Months
                                                     Ending           Ending
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------

OPERATING ACTIVITIES:
  Net income (loss)                                   $     721       ($ 14,064)
  (Gain) on disposal of assets                             (278)              0
  Adjustments to reconcile net income (loss)
  to cash used in operating activities:
     Depreciation and amortization                       22,544          26,034
     (Increase) in restricted cash                     (189,038)              0
     (Increase) in funded claims                        (20,072)              0
     (Increase) in accounts receivable                  (33,522)        (41,515)
     Decrease in prepaid expenses and other                 977           3,038
     Decrease in deposits and other                       4,518               0
     Increase in payable to customers                   117,090          41,040
     Increase in payable to funding sources              77,417               0
     Increase in accounts payable                        12,064          22,671
     (Decrease) in accrued expenses                        (376)         (3,822)
     (Decrease) in deferred revenue                           0          (7,979)
     Increase (Decrease) in deferred credits             (3,773)          5,562
                                                      ---------       ---------

       Net cash provided by (used in)
       operating activities                             (11,727)         30,965
                                                      ---------       ---------

INVESTING ACTIVITIES:
  (Additions) of property and equipment, net            (10,756)         (4,427)
                                                      ---------       ---------

       Net cash (used in) investing activities          (10,756)         (4,427)
                                                      ---------       ---------

FINANCING ACTIVITIES:
  (Decrease) in capital lease obligations                (9,345)        (14,590)
                                                      ---------       ---------

     Net cash (used in) financing activities             (9,345)        (14,590)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (31,828)         11,948

CASH AND CASH EQUIVALENTS, beginning of period          188,868          58,078
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, end of period              $ 157,040       $  70,026
                                                      =========       =========



   Cash paid for interest                             $   2,327       $   4,568
   Cash received from receivables funding sources     $ 127,327       $       0


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

The accompanying consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   CAPITAL INFUSION AND GOING CONCERN

At March 31, 1997, the Company had $157,040 in cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund operations through 1997. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1997, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

3.   FUNDED CLAIMS

Funded claims represents the total anticipated payment to be received from third party payors on claims advance funded using UMC's capital (see Note 6 below).

4.   ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers. Included in the $204,795 of accounts receivable at March 31, 1997 are $12,073 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). As of the date of this report, HAS has paid $2,073 of this receivable and agreed to sign a note whereby the remaining balance of $10,000 will be paid in monthly installments of $2,000, plus interest of 1% per month on the unpaid balance. HAS cash reserves are zero. The ability of HAS to pay UMC for services is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to its receivable due from HAS.

5.   PAYABLE TO CUSTOMERS

Payable to customers includes claim payments collected from insurance carriers or individual debtors on behalf of UMC customers. These funds held in trust totalled $119,763 at March 31, 1997, and are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval. Also included in this item at March 31, 1997 is $5,470 representing the balance payable to a customer on claims funded with UMC's capital (see Note 6 below).

6.   PAYABLE TO FUNDING SOURCES

In order to access capital with which to provide advance funding services to a new customer, the Company completed an "Assignment And Agency Agreement" on January 31, 1997 (the "Agreement"). Under the Agreement, UMC assigned certain rights under a Medical Claims Purchase Contract between UMC and its customer to two members of its Board of Directors (the "Funding Sources"). The Funding Sources provided UMC with $127,327 in funds, which UMC in turn used to advance fund certain eligible receivables of its customer. As of March 31, 1997, the "Payable To Funding Sources" represents cash held by UMC in its capacity as the agent of the Funding Sources, which is payable to the Funding Sources to the extent not invested in eligible receivables. Fees earned attributable to capital provided by the Funding Sources are credited to the Funding Sources, while UMC retains all fees attributable to the billing and collection services rendered and funding provided with UMC's capital. Other than acting as the agent of the Funding Sources for the purchase of eligible receivables, and assuming custodial responsibility for cash held as the agent of the Funding Sources pending investment in funded receivables, UMC has not guaranteed repayment of the funds advanced by the Funding Sources.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

U.S. Operations:

During the three months ended March 31, 1997, the Company completed a contract to provide advance funding, billing and collection services to an operator of Community Mental Health Programs ("OCMHP"). In order to access the capital necessary to fund receivables for OCMHP, the Company signed an "Assignment And Agency Agreement" whereby UMC's rights to certain funded receivables were assigned to two members of the UMC Board of Directors (the "Funding Sources") in exchange for cash. The Funding Sources provided UMC with $127,327 in capital, which was then advanced against eligible receivables. UMC also committed $28,125 of UMC's capital to fund receivables for OCMHP. UMC reported fees totalling $11,018 from OCMHP during the three months ended March 31, 1997. Fees earned attributable to capital provided by the Funding Sources are credited to the Funding Sources, while UMC retains all fees attributable to the billing and collection services rendered and funding provided with UMC's capital. Other than acting as the agent of the Funding Sources for the purchase of eligible receivables, and assuming custodial responsibility for cash held as the agent of the funding sources pending investment in funded receivables, UMC has not guaranteed repayment of the funds advanced by the Funding Sources. In early April, 1997, the contract with OCMHP was amended to provide UMC with a flat rate fee of $6,300 per month for billing and collection services. Funding fees will be charged over and above the flat rate billing fees based on a percentage of the amount advanced to OCMHP against eligible receivables in the future.

Late in the fourth quarter, UMC notified a customer that operates wound care centers ("OWCC") that UMC would no longer provide billing and collection services at the 5 percent fee established in the contract between UMC and OWCC. UMC proposed to increase the fee for OWCC to 10 percent of collections. OWCC did not respond to UMC's proposal, and so on January 30, 1997, UMC provided thirty days notice of cancellation consistent with the terms of its contract with OWCC. UMC reported fees totalling $5,045 from OWCC during the three months ended March 31, 1997.

During March, 1997, the Company reversed an accrual of $9,000 that had been recorded in 1994 with respect to a disputed billing for long distance telephone services. UMC management has not received any collection notices or other contacts from this vendor since early 1995, and therefore decided that reversal of this accrual is appropriate at this time.

Formation of United MoneyCorp, Inc.:

On November 18, 1996, UMC filed "Articles Of Amendment To The Articles Of Incorporation Of Sterling Hospital Systems, Inc." with the Secretary of State for the State of Texas whereby a wholly owned subsidiary of UMC was renamed "United MoneyCorp, Inc.". United MoneyCorp, Inc. ("UMY") has been designated as the legal entity under which UMC will operate a collection agency. UMC management believes that there is a large and growing market for bad debt and "early out" collection agency services, and that offering these services to healthcare providers will complement the medical claims processing and billing services already offered by UMC. In addition, given that United MoneyCorp is a generic name, this entity will be positioned to offer collection services to customers outside of the healthcare market.

On January 17, 1997, UMY completed a "Collection Services Agreement" ("CSA") with a major hospital system in Texas. Under this CSA, UMY will provide bad debt collection services for primary and second placement accounts. UMC management estimates that this CSA will generate $15K to $20K in total monthly fees once full ramp up is attained during the second quarter of 1997.

In addition to the CSA described above, UMY signed contracts to provide bad debt collection services for two smaller hospital customers during the first quarter.

Puerto Rican Operations:

Following the termination of the Company's contract with Healthcare Advisory Service of Puerto Rico, Inc. ("HAS") in mid-1996 and the closure of the Company's office in Ponce, Puerto Rico late in the fourth quarter of 1996, the Company has made numerous sales calls on hospitals and governmental authorities in Puerto Rico in attempts to establish a customer base for its services in that market. To date no contracts have been signed, and there can be no assurance that UMC will be successful in obtaining new business or producing profitable revenues as a result of these sales efforts.

On October 7, 1996, the Company completed an alliance with an established physician billing firm in Puerto Rico. Numerous joint sales calls on hospitals and governmental authorities have been made. To date no contracts have been signed, and there can be no assurance that UMC will be successful in obtaining new business or producing profitable revenues as a result of this alliance.

During the three months ended March 31, 1997, the Company completed an audit of its collections and fees billed to HAS. Pursuant to that audit, the Company billed HAS $1,902. In addition, the Company incurred expenses of $8,720, primarily for moving expenses, travel, and depreciation on assets stored in Puerto Rico, offset by a credit of $5,369 for reversal of bad debt expense previously accrued. The net margin from Puerto Rican operations was a loss of $1,449.

Subsequent Events:

1) On May 9, 1997, UMC completed two addenda to its existing Customer Service Agreement ("CSA") with the Washington Hospital Center ("WHC"). Under the addenda, UMC will provide the following services to the WHC Physician Billing
Department:

     a) Collection follow up, rebilling and collection services with respect to a backlog of aged claims.

     b) Collection follow up, rebilling and collection services with respect to WHC non-emergency physician claims with balances less than $5,000 beginning at 31 days from date of service.

     c) Initial claims editing, submission, follow up and collection services with respect to all claims originated by physicians in the WHC Department of Emergency Medicine.

UMC management estimates that the addenda to the WHC CSA will generate $50K to $80K in additional ongoing monthly fees once full ramp up is attained. UMC management believes that additional non-recurring fees will be derived from the backlog of aged claims, but is unable to provide a specific estimate of these fees.

2) On May 6, 1997, UMC hired Ms. Linda L. Underwood as Director of Claims Operations. Ms. Underwood's background includes twelve years of physician billing experience with the University of Texas Southwestern Medical Center, Desert Sun Life Insurance Company, and Employee Benefits of America.

3) On May 1, 1997, UMY completed an "Early Out Collection Agreement" ("EOCA") with the same major hospital system in Texas that had contracted with UMY under the CSA described above. UMC management estimates that this EOCA will generate $20K to $30K in total monthly fees once full ramp up is attained.

4) On May 12, 1997, UMY hired Michael J. Pohorilla as Director of Operations. Mr. Pohorilla's background includes twenty five years of collection agency experience with GC Services, TRW Receivables Management Services, and National Revenue Corporation.

Forward Looking Statements:

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Act of 1993 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the need to successfully start up the Company's collection agency subsidiary, United MoneyCorp, Inc., the efficiency of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, continued service of existing employees and availability of qualified new hires to staff the Company's operations, on-going management initiatives designed to reduce costs and enhance efficiencies, the Company's pending outstanding litigation, and prospective changes in law, regulations or policies affecting the Company's business and/or operations. Additional factors that could cause actual results to differ materially from those contemplated by the forward-looking statements in this report may be found in the Company's previous public filings with the Securities & Exchange Commission, which are incorporated by reference herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

                           PROCESSING VOLUME AND FEES

                                      1995                                1996                                1997
                                      ----                                ----                                ----

                         Second       Third      Fourth       First      Second       Third      Fourth       First
                         Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                         -------     -------     -------     -------     -------     -------     -------     -------
Number of Claims
Accepted for
Processing
    Ongoing              46,021      43,161      47,249      48,280      46,860      40,179      37,127      29,907
    Backlog                   0           0       3,455          41           1           1           0           0
                         ------      ------      ------      ------      ------      ------      ------      ------
    Total                46,021      43,161      50,704      48,321      46,861      40,180      37,127      29,907


Gross Amount of
Claims Accepted for
Processing ($000)
    Ongoing              19,999      18,791      21,660      19,923      21,055      18,068      18,325      20,557
    Backlog                   0           0       1,269          17           0           0           0           0
                         ------      ------      ------      ------      ------      ------      ------      ------
    Total                19,999      18,791      22,929      19,940      21,055      18,068      18,325      20,557


Collections ($000)
    Ongoing               9,883       9,613       8,694       9,019       8,257       7,533       7,063       7,203
    Backlog                 159          28          60          70           6           0           0           0
                         ------      ------      ------      ------      ------      ------      ------      ------
    Total                10,042       9,641       8,754       9,089       8,263       7,533       7,063       7,203



Fees Earned ($000)
    Ongoing                 482         449         447         408         386         379         376         365
    Backlog                  15           2           3           3           0           0           0           0
                         ------      ------      ------      ------      ------      ------      ------      ------
    Total                   497         451         450         411         386         379         376         365

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

Quarterly Information: Fee income decreased $21,988 or 5 percent, from $470,365 for the three months ended March 31, 1996 to $448,377 for the three months ended March 31, 1997. This decrease is primarily due to the loss of the Company's second largest customer, Mimbres Memorial Hospital (MMH), which accepted an offer to be acquired by a hospital chain in March, 1996. MMH contributed $90,700 in fees during the three months ended March 31, 1996.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services decreased by 10 percent from $382,267 for the three months ended March 31, 1996 to $342,378 for the three months ended March 31, 1997 due to the loss of Mimbres Memorial Hospital ("MMH"). Backlog collection fees decreased from $3,804 for the three months ended March 31, 1996, to $0 for the three months ended March 31, 1997, also the result of losing MMH as a customer. Fees from UMC's UMClaimPros interim staffing service increased by 134 percent from $26,566 for the three months ended March 31, 1996 to $62,159 for the three months ended March 31, 1997 due to staffing services provided to a major hospital in the Dallas area. Patient billing fees increased by 182 percent from $7,522 for the three months ended March 31, 1996 to $21,224 for the three months ended March 31, 1997 due to the signing of a new contract to perform patient balance collections for the Company's largest customer, the Washington Hospital Center ("WHC"). Repricing fees decreased from $4,257 for the three months ended March 31, 1996 to $2,935 for the three months ended March 31, 1997.

Fees generated by Puerto Rican operations decreased from $32,955 for the three months ended March 31, 1996 to $1,902 for the three months ended March 31, 1997 due to the termination of contracts between the Company and H.A.S. of Puerto Rico, Inc. during the third quarter of 1996.

Salaries and benefits for the first quarter of 1997 increased $16,125, or 5 percent, from $305,075 for the three months ended March 31, 1996 to $321,200 for the three months ended March 31, 1997. Total headcount increased from 40 at March 31, 1996 to 42 at March 31, 1997, including the Company's permanent part-time employees.

Selling, general and administrative expenses decreased $36,485, or 34 percent, from $105,960 for the three months ended March 31, 1996 to $69,475 for the three months ended March 31, 1997, due primarily to decreased dealer commissions and the reversal of accruals expensed during 1994 for disputed billings for long distance telephone services that were never paid.

Professional fees increased by $1,409, or 10 percent, from $14,489 in the first quarter of 1996 to $15,898 in the first quarter of 1997, due to increased legal fees.

Rental expense decreased $8,720, or 31 percent, from $28,303 in the first quarter of 1996 to $19,583 in the first quarter of 1997, due to the closing of the office located in Ponce, Puerto Rico on January 3, 1997.

Depreciation and amortization decreased $3,489, or 13 percent, from $26,034 in the first quarter of 1996 to $22,544 in the first quarter of 1997, due primarily to fixed assets becoming fully depreciated.

Interest expense decreased by $1,323, or 29 percent, from $4,568 in the first quarter of 1996 to $3,246 in the first quarter of 1997, due to the reduction of the Company's capital lease obligation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Capital: Operating funds through March 31, 1995 have been derived primarily from the issuance of Common Stock ($18.8 million).

Capital Expenditures: During the first quarter of 1997, the Company made capital expenditures totalling $10,756 primarily for leasehold improvements to the Company's office facilities to accommodate future hiring.

Liquidity Outlook: At March 31, 1997, the Company had $157,040 in unrestricted cash and cash equivalents and $204,795 in net accounts receivable. The Company generated negative cash flow of $31,828 during the first quarter of 1997 compared to positive cash flow of $11,948 during the first quarter of 1996.

There can be no assurance that the Company's invoices to HAS for claims processing services rendered in Puerto Rico will be paid as expected. These invoices total $12,073 at March 31, 1997. The Company has not established any reserve for bad debts related to receivables due from HAS. On May 7, 1997, UMC received a payment of $2,073 from HAS, and agreed to convert the balance of $10,000 due from HAS into a Note Receivable. HAS agreed to remit payments at the rate of $2,000 per month beginning on June 1, 1997, plus interest of 1 percent per month on the unpaid balance.

Given that the Company generated negative cash flow during the first quarter of 1997, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,466,702 since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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


                              UNITED MEDICORP, INC.
                                  (Registrant)



By:  /s/ Peter W. Seaman                               Date:  May 15, 1997
     --------------------------------------------             ------------
     Peter W. Seaman, Chairman and
     Chief Executive Officer
     (Principal Accounting Officer)