Form 10-Q
period 1997-06-30
UNITED MEDICORP INC
filed 1997-08-15
CIK 831460

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ------------

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
June 30, 1997                                       Commission File No.1-10418


                         UNITED MEDICORP, INC.
           (Exact name of registrant as specified in charter)


  Delaware                                                        75-2217002
------------                                                    --------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization)


10210 N. Central Expressway, #400
   Dallas, Texas                                                      75231
----------------------------------                               -------------
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

As of July 1, 1997, there were outstanding 26,310,217 shares of Common Stock, $.01 par value.

                            UNITED MEDICORP, INC.
                                June 30, 1997

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Consolidated Balance Sheets as of June 30, 1997
 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

 Consolidated Statements of Revenues and Expenses
 for the Three Months Ended June 30, 1997 and 1996, and
 for the Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .  4

 Consolidated Statements of Cash Flows for the
 Three Months Ended June 30, 1997 and 1996, and
 for the Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .  5

 Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .  6

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .  7

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 15

 Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . 15

 Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . 15

 Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . 15

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 15

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                            UNITED MEDICORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                       (UNAUDITED)     (AUDITED)
                                                         JUNE 30,     DECEMBER 31,
                                                           1997           1996
                                                       -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $    71,979    $   188,868
  Restricted Cash                                          125,967          8,143
  Funded Claims                                              7,633              0
  Accounts receivable, less allowance for
    doubtful accounts of $19,368 and $18,177,
    respectively                                           268,232        171,273
  Notes receivable, less allowance for
    doubtful accounts of $0 and $0, respectively             8,000              0
  Prepaid expenses and other                                15,623         19,920
                                                       -----------    -----------

   TOTAL CURRENT ASSETS                                    497,433        388,204

PROPERTY AND EQUIPMENT (NET)                               165,892        120,142

OTHER ASSETS                                                10,760         15,301
                                                       -----------    -----------

   TOTAL ASSETS                                        $   674,086    $   523,647
                                                       -----------    -----------
                                                       -----------    -----------

CURRENT LIABILITIES:
  Payable to customers                                 $    72,598    $     8,143
  Payable to funding sources                                63,171              0
  Trade accounts payable                                    78,964         46,077
  Accrued expenses                                         178,798        181,136
  Current portion of capital lease obligations              41,416         36,862
                                                       -----------    -----------

   TOTAL CURRENT LIABILITIES                               434,946        272,218


LONG TERM PORTION OF LEASE OBLIGATIONS                      87,800        100,344

DEFERRED CREDITS                                            16,346         23,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 authorized,
  26,415,764 shares issued and outstanding at 6/30/97
  and 12/31/96.                                            264,157        264,157

Less: 105,547 shares of treasury stock, at cost           (221,881)      (221,881)
Additional paid-in capital                              18,552,342     18,552,341
Retained deficit                                       (18,459,626)   (18,467,423)
                                                       -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                            134,994        127,194
                                                       -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   674,086    $   523,647
                                                       -----------    -----------
                                                       -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                           UNITED MEDICORP, INC.
                             CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                                (UNAUDITED)

                                    THREE MONTHS    THREE MONTHS      SIX MONTHS       SIX MONTHS
                                        ENDED           ENDED            ENDED            ENDED
                                    JUNE 30, 1997   JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996
                                    -------------   -------------    -------------    -------------
REVENUES:
  Fee income                         $   587,962     $   464,960      $ 1,036,339      $   928,425
  Other income                             4,550               0            6,460            6,900
  Interest income                          1,450               0            3,552                0
                                     -----------     -----------      -----------      -----------
    TOTAL REVENUES                       593,962         464,960        1,046,351          935,325

EXPENSES:
  Salaries and benefits                  408,220         280,206          729,420          585,281
  Selling, general and
   administrative                        118,526         106,982          188,000          212,942
  Professional fees                       13,534          22,015           29,432           36,505
  Office and equipment rental             19,577          24,472           39,160           52,774
  Depreciation and amortization           23,234          26,603           45,778           52,636
  Interest                                 3,833           4,422            7,078            8,990
  Other                                      (38)             73             (316)              73
                                     -----------     -----------      -----------      -----------
    TOTAL EXPENSES                       586,885         464,773        1,038,554          949,202
                                     -----------     -----------      -----------      -----------

NET INCOME (LOSS)                    $     7,077     $       187      $     7,798      $   (13,877)
                                     -----------     -----------      -----------      -----------
                                     -----------     -----------      -----------      -----------
NET INCOME (LOSS) PER SHARE          $      0.00     $      0.00      $      0.00      $     (0.00)
                                     -----------     -----------      -----------      -----------
                                     -----------     -----------      -----------      -----------
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING           26,310,217      26,310,217       26,310,217       26,310,217
                                     -----------     -----------      -----------      -----------
                                     -----------     -----------      -----------      -----------


The accompanying notes are an integral part of these financial statements.

                                                UNITED MEDICORP, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)

                                                       THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                            ENDED         ENDED           ENDED          ENDED
                                                       JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30, 1996
                                                       -------------   -------------   -------------   -------------
OPERATING ACTIVITIES:
  Net income (loss)                                      $   7,077      $     187       $   7,798         $(13,877)
  (Gain) on disposal of assets                                 (38)             0            (316)               0
  Adjustments to reconcile net loss to cash used in
  operating activities:
     Depreciation and amortization                          23,234         26,607          45,778           52,636
     (Increase) Decrease in restricted cash                 71,214        (50,081)       (117,824)         (50,081)
     (Increase) Decrease in purchased claims                12,439              0          (7,633)               0
     (Increase) Decrease in accounts receivable            (63,437)        39,709         (96,959)          (1,806)
     (Increase) Decrease in notes receivable                (8,000)           214          (8,000)             214
     (Increase) Decrease in prepaid expenses and other       3,320           (162)          4,297            2,876
     Increase (Decrease) in payable to customers           (52,635)       (10,861)         64,455           30,179
     Increase (Decrease) in payable to funding sources     (14,246)             0          63,171                0
     Increase (Decrease) in accounts payable                20,823         43,937          32,887           66,614
     Increase (Decrease) in accrued expenses                (1,962)         2,680          (2,338)          (1,142)
     (Decrease) in deferred revenue                              0         (7,980)              0          (15,959)
     (Increase) Decrease in deposits and other                  23              0           4,541                0
     Increase (Decrease) in deferred credits                (3,772)        (5,562)         (7,545)               0
                                                         ---------      ---------       ---------         --------
       NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES     (5,960)        38,688         (17,687)          69,654
                                                         ---------      ---------       ---------         --------
INVESTING ACTIVITIES:
  Property and equipment, net                              (80,456)        (5,627)        (91,212)         (10,054)
                                                         ---------      ---------       ---------         --------
       NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES    (80,456)        (5,627)        (91,212)         (10,054)
                                                         ---------      ---------       ---------         --------
FINANCING ACTIVITIES:
  Common stock subscribed                                        0              0               0                0
  Assets aquired via capital leases                         10,122              0          10,122                0
  Payments of capital lease obligations                     (8,767)        (8,524)        (18,112)         (23,115)
                                                         ---------      ---------       ---------         --------
     NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES        1,355         (8,524)         (7,990)         (23,115)
                                                         ---------      ---------       ---------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (85,061)        24,537        (116,889)          36,485

CASH AND CASH EQUIVALENTS, beginning of period             157,040         70,026         188,868           58,078
                                                         ---------      ---------       ---------         --------
CASH AND CASH EQUIVALENTS, end of period                 $  71,979      $  94,563       $  71,979         $ 94,563
                                                         ---------      ---------       ---------         --------
                                                         ---------      ---------       ---------         --------
Additional Cash Flow Information

   Cash paid for interest                                $   2,170      $   3,163       $   4,497         $  6,773
   Cash received from receivables funding sources        $       0      $       0       $ 127,327         $      0


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

The accompanying consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the periods shown have been made, except the consolidated financial statements do not include any adjustments that might result from the uncertainty described in Note 2 below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.   CAPITAL INFUSION AND GOING CONCERN

At June 30, 1997, the Company had $71,979 in unrestricted cash and cash equivalents on hand. These funds along with forecasted revenues are projected by management to be adequate to fund operations. The Company continues to pursue new business primarily through direct contacts with prospective customers in an effort to generate additional revenues. There is no assurance that revenues generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of revenue before the Company's remaining capital is depleted. In the event such new customers or sources of revenue are not secured, management projects that cash flow from operations may not be sufficient to provide for the Company's working capital needs beyond 1997, in which case the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses there can be no assurance that additional investment capital can be raised in the event the Company is not successful in securing new customers or new sources of revenue.

3.   RESTRICTED CASH

Restricted Cash represents payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

4.   ACCOUNTS RECEIVABLE

Accounts receivable represents fees which have been billed to and are due from customers.

5.   NOTES RECEIVABLE

Included in the notes receivable at June 30, 1997 are $8,000 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the timeframe anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to the note receivable from HAS.

6.   PAYABLE TO CUSTOMERS

Payable To Clients includes payments collected from insurance carriers and patients on behalf of UMC customers. These funds are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

7.   PAYABLE TO FUNDING SOURCES

In order to access capital with which to provide advance funding services to a new customer, the Company completed an "Assignment And Agency Agreement" on January 31, 1997 (the "Agreement"). Under the Agreement, UMC assigned certain rights under a Medical Claims Purchase Contract between UMC and its customer to two members of its Board of Directors (the "Funding Sources"). The Funding Sources provided UMC with $127,327 in funds, which UMC in turn used to advance fund certain eligible receivables of its customer. As of June 30, 1997, the "Payable To Funding Sources" represents cash held by UMC in its capacity as the agency of the Funding Sources, which is payable to the Funding Sources to the extent not invested in eligible receivables. Fees earned attributable to capital provided by the Funding Sources are credited to the Funding Sources, while UMC retains all fees attributable to the billing and collection services rendered and funding provided with UMC's capital. Other than acting as the agent of the Funding Sources for the purchase of eligible receivables, and assuming custodial responsibility for cash held as the agency of the Funding Sources pending investment in funded receivables, UMC has not guaranteed repayment of the funds advanced by the Funding Sources.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


NEW CONTRACTS SIGNED BY UMC:

During the Second Quarter ended June 30, 1997, UMC completed two contracts which are expected to generate new revenues during the second half of 1997:

1) On May 9, 1997, UMC completed two addenda to its existing Customer Service Agreement with the Washington Hospital Center. Under the addenda, UMC will provide the following services to the WHC Physician Billing Department ("WHC PBD"):

 a) Collection follow up, rebilling and collection services with respect to a backlog of aged claims.

 b) Collection follow up, rebilling and collection services with respect to WHC non-emergency physician claims beginning at 31 days from date of service.

 c) Collection follow up, rebilling and collection services with respect claims originated by physicians in the WHC Department of Emergency Medicine beginning on the first day following date of service.

UMC management estimates that the WHC PBD contract will generate $50K to $80K in additional ongoing monthly fees once full ramp up is attained. UMC management believes that additional non-recurring fees will be derived from the backlog of aged claims, but is unable to provide a specific estimate of these fees.

2) On June 16, 1997, UMC completed a contract with a hospital in Oklahoma which is owned by a nationally prominent hospital chain. Under this contract, UMC will provide collection follow up of outpatient claims. Once the claims have been worked, UMC will hand off responsibility for collecting the balances due from the guarantors of patient accounts to a collection agency in Oklahoma ("CA") with which UMC has established an alliance. CA was instrumental in assisting UMC to complete this contract, and UMC will pay CA a sales commission equal to 10 percent of the revenues earned from this contract. UMC management estimates that UMC will earn fees of $10K to $15K per month from this contract.

NEW MANAGEMENT HIRED:

On May 6, 1997, UMC hired Ms. Linda Underwood as Director of Claims Operations. Ms. Underwood's experience includes twelve years of physician billing experience with the University of Texas Southwestern Medical Center, Desert Sun Life Insurance Company, and Employee Benefits of America.

On May 12, 1997, the Company hired Michael J. Pohorilla as Director of Operations for United MoneyCorp. Mr. Pohorilla's background includes twenty five years of collection agency experience with GC Services, TRW Receivables Management Services, and National Revenue Corporation.

UNITED MONEYCORP OPERATIONS:

United MoneyCorp, Inc. ("UMY") has been designated as the legal entity under which UMC will operate a collection agency. UMC management believes that there is a large and growing market for bad debt collections and other collection agency services, and that offering these services to healthcare providers will complement the medical claims processing and billing services already offered by UMC. In addition, given that United MoneyCorp is a generic name, this entity will be positioned to offer collection services to customers outside of the healthcare market.

On May 1, 1997, UMY completed an "Early Out Collection Agreement" ("EOCA") with a major hospital system in Texas. UMC management estimates that this EOCA will generate $30K to $45K in monthly fees once full ramp up is attained.

During the Second Quarter, UMY received placements of accounts totalling approximately $19.0 million. Although the majority of these accounts are classified as "second placement" bad debts and are thus of questionable collectibility, about $7 million of the accounts placed were "early out" accounts which were placed pursuant to the EOCA mentioned above. Total Headcount for UMY increased from 7 employees at April 1, 1997, to 10 at June 30, 1997.

CAPITAL REQUIREMENTS:

In anticipation of the increased volume of claims and accounts to be worked pursuant to the new contracts completed by UMC and UMY as outlined above, UMC made several improvements to its leased office space, purchased additional workstation furniture, and leased additional computer terminals and online storage capacity for its computer system (see "Liquidity and Capital Resources - Capital Expenditures"). The Company also began recruiting and training additional operations management and personnel. These expenditures together with increased requirements for working capital caused the Board of Directors to approve a private offering of shares of UMC Common Stock during a meeting on June 17, 1997. That offering was subsequently completed as described below under "Liquidity and Capital Expenditures - Subsequent Events".

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

FORWARD LOOKING STATEMENTS:

This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Act of 1993 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the need to successfully start up the Company's collection agency subsidiary, United MoneyCorp, Inc., the efficiency of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, continued service of existing employees and availability of qualified new hires to staff the Company's operations, on-going management initiatives designed to reduce costs and enhance efficiencies, the Company's pending outstanding litigation, and prospective changes in law, regulations or policies affecting the Company's business and/or operations. Additional factors that could cause actual results to differ materially from those contemplated by the forward-looking statements in this report may be found in the Company's previous public filings with the Securities & Exchange Commission, which are incorporated by reference herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

                              UNITED MEDICORP, INC.
                  THIRD PARTY CLAIMS PROCESSING VOLUME AND FEES

                             1995                           1996                          1997
                       ----------------    -------------------------------------    ----------------
                       THIRD     FOURTH    FIRST     SECOND     THIRD     FOURTH    FIRST     SECOND
                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                       ------    ------    ------    ------     ------    ------    ------    ------
NUMBER OF CLAIMS
ACCEPTED FOR
PROCESSING
   ONGOING             43,161    47,249    48,280    46,860     40,179    37,127    28,729    42,833
   BACKLOG                  0     3,455        41         1          1         0         0         0
                       ------    ------    ------    ------     ------    ------    ------    ------
   TOTAL               43,161    50,704    48,321    46,861     40,180    37,127    28,729    42,833

GROSS AMOUNT OF
CLAIMS ACCEPTED FOR
PROCESSING ($000)
   ONGOING             18,791    21,660    19,923    21,055     18,068    18,325    20,269    20,124
   BACKLOG                  0     1,269        17         0          0         0         0         0
                       ------    ------    ------    ------     ------    ------    ------    ------
   TOTAL               18,791    22,929    19,940    21,055     18,068    18,325    20,269    20,124

COLLECTIONS ($000)
   ONGOING              9,613     8,694     9,019      8,257     7,533     7,063     7,545    10,143
   BACKLOG                 28        60        70          6         0         0         0         0
                       ------    ------    ------    ------     ------    ------    ------    ------
   TOTAL                9,641     8,754     9,089      8,263     7,533     7,063     7,545    10,143

FEES EARNED ($000)
   ONGOING                449       447       408        386       379       376       366       428
   BACKLOG                  2         3         3          0         0         0         0         0
                       ------    ------    ------    ------     ------    ------    ------    ------
   TOTAL                  451       450       411        386       379       376       366       428

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

The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for the Company's subsidiary, United MoneyCorp, Inc. In general, collections on most new placements range from about 0 to 27 percent of the gross placement amount.

                             UNITED MONEYCORP, INC.
                 COLLECTION ACCOUNTS PROCESSING VOLUME AND FEES

                                     1997
                             -----------------
                              FIRST     SECOND
                             QUARTER   QUARTER
                             -------   -------
NUMBER OF ACCOUNTS
ACCEPTED FOR
COLLECTION                    3,916     22,209

GROSS DOLLAR AMOUNT
OF ACCOUNTS ACCEPTED
FOR COLLECTION ($000)         2,264     19,037

COLLECTIONS ($000)               96        632

FEES EARNED ($000)               20         79

  For Placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to computer download of accounts.

QUARTERLY INFORMATION: Fee income increased $129,002 or 28 percent, from $464,960 for the three months ended June 30, 1996 to $593,962 for the three months ended June 30, 1997. The increase was due to increased revenue of $194,887 from domestic operations, offset by decreased revenue of $65,885 from Puerto Rican operations.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services increased by 12 percent from $367,811 for the three months ended June 30, 1996 to $412,439 for the three months ended June 30, 1997 due to increased claims volume from the Company's largest customer. Fees earned by UMY increased from $0 for the three months ended June 30, 1996 to $79,309 for the three months ended June 30, 1997, due to the completion of new contracts and hiring of additional collectors and management personnel by UMY. UMClaimPro fees increased 267 percent from $13,516 for the three months ended June

30, 1996 to $49,659 for the three months ended June 30, 1997 due to interim staffing services provided to a major hospital system in the Dallas area. Patient billing fees increased 225 percent from $12,271 for the three months ended June 30, 1996 to $39,887 for the three months ended June 30, 1997 due to the contract signed in September, 1996 with the company's largest customer to bill and collect on patient balances. Repricing fees increased 16 percent from $3,729 for the three months ended June 30, 1996 to $4,314 for the three months ended June 30, 1997. During the second quarter of 1997, the Company was notified by its only repricing customer that they had elected to cancel their contract with UMC. Funding fees increased from $0 for the three months ended June 30, 1996 to $2,355 for the three months ended June 30, 1997. Interest income increased from $0 for the three months ended June 30, 1996 to $1,450 for the three months ended June 30, 1997. Other trade income increased from $0 for the three months ended June 30, 1996 to $4,550 for the three months ended June 30, 1997, due to consulting services provided to a new customer.

For Puerto Rican operations, fees decreased 100 percent from $65,885 for the three months ended June 30, 1996 to $0 for the three months ended June 30, 1997. The company closed its Puerto Rican office on January 3, 1997, after completing a settlement and termination agreement with Healthcare Advisory Service of Puerto Rico, Inc. (H.A.S.) in August of 1996.

Salaries and benefits for the second quarter of 1997 increased $128,014, or 46 percent, from $280,206 for the three months ended June 30, 1996 to $408,220 for the three months ended June 30, 1997. Total headcount increased from 34 at June 30, 1996 to 58 at June 30, 1997, excluding temporary and part-time employees.

Selling, general and administrative expenses increased $11,544, or 11 percent, from $106,982 for the three months ended June 30, 1996 to $118,526 for the three months ended June 30, 1997, due to start-up costs associated with the Company's new physician billing department and bad debt collection business.

Professional fees decreased by $8,482, or 39 percent, from $22,015 in the second quarter of 1996 to $13,534 in the second quarter of 1997, due to additional expenses incurred in the second quarter of 1996 to comply with new SEC requirements for electronic filing of Forms 10-K and 10-Q.

Office and equipment rental expense decreased $4,895, or 20 percent, from $24,472 in the second quarter of 1996 to $19,577 in the second quarter of 1997, due to the closing of the office located in Ponce, Puerto Rico.

Depreciation expense decreased $3,369, or 13 percent, from $26,603 in the second quarter of 1996 to $23,234 in the second quarter of 1997, due to a number of assets becoming fully depreciated.

Interest expense decreased by $589, or 13 percent, from $4,422 in the second quarter of 1996 to $3,833 in the second quarter of 1997, due to the reduced principal owed by the company on a capital lease obligation.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: Operating funds through March 31, 1995 have been derived primarily from the issuance of Common Stock ($18.8 million)and fees billed to customers.

CAPITAL EXPENDITURES: During the second quarter of 1997, the Company incurred $80,456 in capital expenditures associated with the Company's rapidly growing collection agency business and the Company's newly developed Physicians Billing Department. These capital expenditures included a leasehold improvement expanding the Company's operations area, the purchasing of additional computer hardware, computer software, telephone equipment, and furniture and fixtures. The Company also signed a capital lease agreement increasing the online storage capacity of the Company's leased IBM AS/400.

LIQUIDITY OUTLOOK: At June 30, 1997, the Company had $71,979 in unrestricted cash and cash equivalents and $268,232 in net accounts receivable. The Company generated negative cash flow of $85,061 during the second quarter of 1997 compared to positive cash flow of $24,537 during the second quarter of 1996.

Although the Company generated net income during the second quarter of 1997, there are considerable risks, including primarily the need for additional sustainable revenues, that additional capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be made available. Additionally, UMC has incurred cumulative losses of $18,459,626 since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

SUBSEQUENT EVENT: On July 11, 1997, UMC completed a private offering of shares of its Common Stock. 1,600,000 shares were sold at $.10 per share, raising $160,000 in new capital before expenses, which totalled $513. Of the shares sold, 1,300,000 shares were purchased by a member of the UMC Board of Directors, who subsequently donated 300,000 of such shares to trusts in which that director does not hold a beneficial interest. In addition, a second member of the UMC Board of Directors purchased 100,000 shares via this offering.

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


                             UNITED MEDICORP, INC.
                                 (REGISTRANT)



By:  /s/Peter W. Seaman                           Date:  August 14, 1997
     -----------------------------------                 ---------------
     Peter W. Seaman, Chairman and
     Chief Executive Officer
     (Principal Accounting Officer)