Form 10-Q
period 1997-09-30
UNITED MEDICORP INC
filed 1997-11-12
CIK 831460

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
September 30, 1997                                   Commission File No.1-10418


                            UNITED MEDICORP, INC.
             (Exact name of registrant as specified in charter)


           Delaware                                      75-2217002
-------------------------------                          ----------
(State or other jurisdiction of               (IRS employer identification no.)
 incorporation or organization)


10210 N. Central Expressway, #400
        Dallas, Texas                                                  75231
        -------------                                                  -----
    (Address of principal                                            (Zip Code)
      executive offices)


                Registrant's telephone number, including area code:
                                 214/691-2140


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

As of November 11, 1997, there were outstanding 27,910,217 shares of Common Stock, $.01 par value.

                             UNITED MEDICORP, INC.
                              September 30, 1997

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            PAGE

 Item 1.  Financial Statements

 Consolidated Balance Sheet as of September 30, 1997
 and December 31, 1996                                                      3

 Consolidated Statement of Revenues and Expenses
 for the Three Months Ended September 30, 1997 and 1996, and
 for the Nine Months Ended September 30, 1997 and 1996                      4

 Consolidated Statement of Cash Flows for the
 Three Months Ended September 30, 1997 and 1996, and
 for the Nine Months Ended September 30, 1997 and 1996                      5

 Notes to Consolidated Financial Statements                                 6

 Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                        8

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                18

 Item 2.  Changes in Securities                                            18

 Item 3.  Default Upon Senior Securities                                   18

 Item 4.  Submission of Matters to a Vote of Security Holders              18

 Item 5.  Other Information                                                18

 Item 6.  Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                 19

                            UNITED MEDICORP, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                          (UNAUDITED)     (AUDITED)
                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1997            1996
                                                         ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $    137,978    $   188,868
  Restricted Cash                                             184,336          8,143
  Funded Claims                                                21,714              0
  Accounts receivable, less allowance for
    doubtful accounts of $12,590 and $18,177,
    respectively                                              379,998         171,273
  Notes receivable, less allowance for
    doubtful accounts of $0 and $0, respectively                4,000               0
  Prepaid expenses and other                                   13,177          19,920
                                                         ------------    ------------

   TOTAL CURRENT ASSETS                                       741,203         388,204

PROPERTY AND EQUIPMENT (NET)                                  202,828         120,142

OTHER ASSETS                                                   11,148          15,301
                                                         ------------    ------------

   TOTAL ASSETS                                          $    955,179    $    523,647
                                                         ------------    ------------
                                                         ------------    ------------

CURRENT LIABILITIES:
  Payable to customers                                   $    123,532    $      8,143
  Payable to funding sources                                   77,411               0
  Trade accounts payable                                       62,796          46,077
  Accrued expenses                                            238,906         181,136
  Current portion of capital lease obligations                 44,293          36,862
                                                         ------------    ------------

   TOTAL CURRENT LIABILITIES                                  546,938         272,218


LONG TERM PORTION OF LEASE OBLIGATIONS                         91,317         100,344

DEFERRED CREDITS                                               12,572          23,891
                                                         ------------    ------------

   TOTAL LIABILITIES                                     $    650,827    $    396,453
                                                         ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000 authorized,
   28,015,764 and 26,415,764 shares issued and
   outstanding at 9/30/97 and 12/31/96, respectively.    $    280,157    $    264,157

Less: 105,547 shares of treasury stock, at cost              (221,881)       (221,881)
Additional paid-in capital                                 18,695,828      18,552,341
Retained deficit                                          (18,449,752)    (18,467,423)
                                                         ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                               304,352         127,194
                                                         ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    955,179    $    523,647
                                                         ------------    ------------
                                                         ------------    ------------

The accompanying notes are an integral part of these financial statements.

                             UNITED MEDICORP, INC.
                CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
                                  (UNAUDITED)

                                   THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                      ENDED            ENDED            ENDED            ENDED
                                  SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996
                                  --------------   --------------   --------------   --------------
REVENUES:
  Fee income                       $   737,754      $   542,838       $ 1,774,093      $ 1,471,263
  Other income                          16,513           54,001            22,973           60,901
  Interest income                        1,559              936             5,111              936
                                   -----------      -----------       -----------      -----------

   TOTAL REVENUES                      755,826          597,775         1,802,177        1,533,100

EXPENSES:
  Salaries and benefits                548,072          271,011         1,277,492          856,292
  Selling, general and
   administrative                      144,661          110,700           332,662          323,642
  Professional fees                     (5,687)          16,600            23,745           53,104
  Office and equipment rental           23,694           22,668            62,854           75,442
  Depreciation and amortization         31,052           28,192            76,830           80,828
  Interest                               4,161            5,590            11,239           14,581
  Other                                      0             (144)             (316)             (70)
                                   -----------      -----------       -----------      -----------

   TOTAL EXPENSES                      745,953          454,617         1,784,506        1,403,819
                                   -----------      -----------       -----------      -----------

NET INCOME (LOSS)                  $     9,873      $   143,158       $    17,671      $   129,281
                                   -----------      -----------       -----------      -----------
                                   -----------      -----------       -----------      -----------

NET INCOME (LOSS) PER SHARE        $      0.00      $      0.01       $      0.00      $      0.00
                                   -----------      -----------       -----------      -----------
                                   -----------      -----------       -----------      -----------

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING         27,718,913       26,310,217        26,790,803       26,310,217
                                   -----------      -----------       -----------      -----------
                                   -----------      -----------       -----------      -----------

The accompanying notes are an integral part of these financial statements.

                            UNITED MEDICORP, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                       THREE MONTHS    THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                          ENDED           ENDED           ENDED           ENDED
                                                      SEPT. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997   SEPT. 30, 1996
                                                      --------------  --------------  --------------   --------------
OPERATING ACTIVITIES:
  Net income (loss)                                     $   9,873        $143,158        $  17,671        $129,281
  (Gain) on disposal of assets                                  0               0             (316)              0
  Adjustments to reconcile net income to cash used in
  operating activities:
     Depreciation and amortization                         31,052          28,192           76,830          80,828
     (Increase) Decrease in restricted cash               (58,369)         18,951         (176,193)        (31,130)
     (Increase) Decrease in purchased claims              (14,081)              0          (21,714)              0
     (Increase) Decrease in accounts receivable          (111,766)        (92,198)        (208,725)        (94,004)
     (Increase) Decrease in notes receivable                4,000               0           (4,000)            214
     (Increase) Decrease in prepaid expenses and other      2,445          (6,059)           6,743          (3,183)
     Increase (Decrease) in payable to customers           50,934         (18,951)         115,389          11,228
     Increase (Decrease) in payable to funding sources     14,240               0           77,411               0
     Increase (Decrease) in accounts payable              (16,168)        (63,908)          16,719           2,706
     Increase (Decrease) in accrued expenses               60,108          33,942           57,770          32,800
     (Decrease) in deferred revenue                             0               0                0         (15,959)
     (Increase) Decrease in deposits and other               (387)            518            4,154           1,554
     Increase (Decrease) in deferred credits               (3,774)         (3,772)         (11,319)         (3,772)
                                                        ---------        --------        ---------        --------

       NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES   (31,893)         39,873          (49,580)        110,563
                                                        ---------        --------        ---------        --------

INVESTING ACTIVITIES:
  Purchase of property and equipment                      (48,241)         (6,779)        (118,068)        (17,870)
                                                        ---------        --------        ---------        --------

       NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES   (48,241)         (6,779)        (118,068)        (17,870)
                                                        ---------        --------        ---------        --------

FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock              159,487               0          159,487               0
  Principal payments on capital lease obligations         (13,354)         (3,468)         (42,729)        (26,582)
                                                        ---------        --------        ---------        --------

     NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     146,133          (3,468)         116,758         (26,582)
                                                        ---------        --------        ---------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           65,999          29,626          (50,890)         66,111

CASH AND CASH EQUIVALENTS, beginning of period             71,979          94,563          188,868          58,078
                                                        ---------        --------        ---------        --------

CASH AND CASH EQUIVALENTS, end of period                $ 137,978        $124,189        $ 137,978        $124,189
                                                        ---------        --------        ---------        --------
                                                        ---------        --------        ---------        --------

Supplemental Disclosures:

Cash paid for:
   Interest                                             $   2,170        $ 4,322         $  4,497         $ 10,742

Non-cash investing and financial activities:
  Additions to capital lease obligations                $  19,747        $     0         $ 41,133         $      0

The accompanying notes are an integral part of these financial statements.

                              UNITED MEDICORP, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or "Company") are presented in accordance with the requirements of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed March 12, 1997.

     The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year. The Company's consolidated statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. On March 12, 1997, the Company's independent auditors noted in a modifying paragraph to their unqualified independent report on the Company's financial statements included in the Form 10-K that, because the Company had suffered recurring losses from operations, substantial doubt was raised about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company, contrary to plans and expectations, be unable to continue as a going concern.

2.   CAPITAL INFUSION

     At September 30, 1997, the Company had $137,978 in unrestricted cash and cash equivalents. These funds along with forecasted revenues and expenses are projected by management to be adequate to fund ongoing operations. The Company continues to pursue and sign new business primarily through direct contacts with prospective customers in an effort to generate additional cash flow. There is no assurance that cash flow generated from existing customers will continue as forecasted or that the Company will be successful in securing new customers or sources of cash flow. In the event that cash flow generated from existing customers does not continue, the Company will be required to raise additional capital in order to continue operating in its present form. Due to the Company's history of operating losses in prior years there can be no assurance that additional investment capital could be raised in the event the Company is not successful in securing new customers or new sources of cash flow.

3.   RESTRICTED CASH

     Restricted cash represents payments ("Payments") collected from insurance carriers, patients, guarantors of patient accounts on behalf of UMC customers and funds ("Funds") held as the agent of the Funding Sources described below. Payments are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval. Funds are remitted to the Funding Sources upon mutual agreement or termination of the underlying agreement between UMC and the Funding Sources.

                              UNITED MEDICORP, INC.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.   FUNDED CLAIMS

     Funded claims represent accounts receivable purchased by UMC under medical claims purchase contracts.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable represents fees which have been billed to and are due from customers.

6.   NOTES RECEIVABLE

     Included in notes receivable at September 30, 1997 is $4,000 related to services rendered to Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). The ability of HAS to pay UMC for services rendered is contingent upon receipt by HAS of payment from its customers for services rendered. There can be no assurance that such payment will be received, or if it will be received within the time frame anticipated by HAS and UMC management. The Company has not established any reserve for bad debts related to the note receivable from HAS.

7.   PAYABLE TO CUSTOMERS

     Payable to customers includes payments collected from insurance carriers, patients, guarantors of patient accounts on behalf of UMC customers. These payments are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval.

8.   PAYABLE TO FUNDING SOURCES

     In order to access capital with which to provide advance funding services to a new customer, the Company completed an "Assignment And Agency Agreement" on January 31, 1997 (the "Agreement"). Under the Agreement, UMC assigned certain rights under a Medical Claims Purchase Contract between UMC and its customer to two members of its Board of Directors (the
     "Funding Sources"). The Funding Sources provided UMC with $127,327 in funds, which UMC in turn used to advance fund certain eligible receivables of its customer. As of September 30, 1997, the "Payable to Funding Sources" represents cash held by UMC in its capacity as the agent of the Funding Sources, which is payable to the Funding Sources to the extent not invested in eligible receivables. Fees earned attributable to capital provided by the Funding Sources are credited to the Funding Sources. UMC retains all fees attributable to the billing and collection services rendered and funding provided with UMC's capital. UMC acts as the agent of the Funding Sources for the purchase of eligible receivables and has custodial responsibility for cash held as the agent of the Funding Sources pending investment in funded receivables. UMC has not guaranteed repayment of the funds advanced by the Funding Sources. Funds are remitted upon mutual agreement or termination of the underlying agreement between UMC and the Funding Sources.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains statements which constitute "forward-looking statements" within the meaning of the Securities Act of 1993 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the ability to sustain earnings from Company's wholly owned collection agency subsidiary, United MoneyCorp, Inc., the efficiency of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, continued service of existing employees and availability of qualified new hires to staff the Company's operations, on-going management initiatives designed to reduce costs and enhance efficiencies, the Company's pending outstanding litigation, and prospective changes in law, regulations or policies affecting the Company's business and/or operations. Additional factors that could cause actual results to differ materially from those contemplated by the forward-looking statements in this report may be found in the Company's previous public filings with the Securities & Exchange Commission, which are incorporated by reference herein. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to UMC. All references herein to the Company include UMC-Texas, unless the context requires otherwise.

The Company provides medical insurance claims processing and accounts receivable management services to health care providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals and medical clinics. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's system. The Company began providing bad debt collection services during 1996. In addition, from time to time the Company also provides advance funding services where the Company purchases and then funds a portion of an eligible customer's claims in advance of payment of such claims by a private insurance carrier. A service called UMClaimPros was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

NEW CONTRACTS SIGNED BY UMC:

During the third quarter of 1997, UMC signed two contracts to rebill and collect backlogs of aged third party receivables owned by two bankrupt physician practice management companies in Texas. Approximately $5.3 million in receivables were accepted for processing pursuant to these two backlog contracts. UMC management believes that additional non-recurring fees will be derived from these two contracts, but due to the uncertainties associated with the collectibility of aged receivables, no specific estimate of such fees has been developed.

NEW MANAGEMENT HIRED:

On September 25, 1997, UMC hired R. Kenyon Culver as Vice President and Chief Financial Officer responsible for managing financial accounting and reporting, treasury, tax, and cash application. Mr. Culver formerly held the position of Controller with Affiliated Computer Services, Inc., responsible for overall financial accounting for the Professional Services Division. Prior to that, Mr. Culver was employed by Price Waterhouse LLP.

UNITED MONEYCORP OPERATIONS:

United MoneyCorp, Inc. ("UMY") has been designated as the legal entity, and is a wholly owned subsidiary of UMC, under which UMC will operate a collection agency. UMC management believes that there is a large and growing market for bad debt collections and other collection agency services, and that offering these services to healthcare providers will complement the medical claims processing and billing services already offered by UMC. In addition, given that United MoneyCorp is a generic name, this entity will be positioned to offer collection services to customers outside of the healthcare market.

During the third quarter of 1997, UMY received placements of accounts totaling approximately $19.9 million. Of these accounts, $2.9 million are classified as "second placement" bad debts and are thus of questionable collectibility, and about $17 million of the accounts were ongoing "early out" or bad debt accounts. Total Headcount for UMY increased from 10 employees at July 1, 1997, to 20 at September 30, 1997.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW CONTRACTS SIGNED BY UMY:

During the third quarter of 1997, UMY signed contracts to provide ongoing bad debt collection and other related services to four small hospitals in Texas. UMY management estimates that fees of $4K to $6K per month will be realized from these contracts once full ramp up is attained.

PUERTO RICAN OPERATIONS:

Following the termination of the Company's contract with HAS in mid-1996 and the closure of the Company's office in Ponce, Puerto Rico late in the fourth quarter of 1996, the Company has made numerous sales calls on hospitals and governmental authorities in Puerto Rico in attempts to establish a customer base for its services in that market. To date one contract has been signed. There can be no assurance that UMC will be successful in obtaining new business or producing profitable revenues as a result of these sales efforts.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                 THIRD PARTY CLAIMS PROCESSING VOLUME AND FEES

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


                        1995                          1996                        1997
                        ----                          ----                        ----
                       FOURTH    FIRST    SECOND     THIRD    FOURTH    FIRST    SECOND     THIRD
                       QUARTER   QUARTER  QUARTER   QUARTER  QUARTER   QUARTER   QUARTER   QUARTER
                      -------   -------   -------   -------   -------  -------   -------   --------
NUMBER OF CLAIMS
ACCEPTED FOR
PROCESSING
  ONGOING              47,249    48,280    46,860    40,179   37,127    28,729    42,833    76,672
  BACKLOG               3,455        41         1         1        0         0         0    28,361
                       ------    ------    ------    ------   ------    ------    ------   -------
  TOTAL                50,704    48,321    46,861    40,180   37,127    28,729    42,833   105,033


GROSS AMOUNT OF
CLAIMS ACCEPTED FOR
PROCESSING ($000)
  ONGOING              21,660    19,923    21,055    18,068   18,325    20,269    20,124    35,186
  BACKLOG               1,269        17         0         0        0         0         0     9,066
                       ------    ------    ------    ------   ------    ------    ------   -------
  TOTAL                22,929    19,940    21,055    18,068   18,325    20,269    20,124    44,252

COLLECTIONS ($000)
  ONGOING               8,694     9,019     8,257     7,533    7,063     7,545    10,143     9,407
  BACKLOG                  60        70         6         0        0         0         0         0
                       ------    ------    ------    ------   ------    ------    ------   -------
  TOTAL                 8,754     9,089     8,263     7,533    7,063     7,545    10,143     9,407


FEES EARNED ($000)
  ONGOING                 447       408       386       379      376       366       428       480
  BACKLOG                   3         3         0         0        0         0         0         0
                       ------    ------    ------    ------   ------    ------    ------   -------
  TOTAL                   450       411       386       379      376       366       428       480

For Ongoing claims, there is typically a time lag of approximately 15 to 45 days from contract execution to computer hardware installation and training of personnel. During this period, Company personnel survey the customer's existing operations and prepare for implementation. Following training of personnel, the customer

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

begins transmitting claims to the Company. There is usually a time lag of 30 to 90 days between transmission of a claim to a third party payor and collection of a claim from that payor.

                            UNITED MONEYCORP, INC.
                 COLLECTION ACCOUNTS PROCESSING VOLUME AND FEES

The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY. In general, collections on most new placements range from about 0 to 27 percent of the gross placement amount.


                                     1997
                                     ----
                          FIRST     SECOND    THIRD
                         QUARTER   QUARTER   QUARTER
                         -------   -------   -------
NUMBER OF
ACCOUNTS ACCEPTED
FOR COLLECTION            3,916    22,209    27,801

GROSS DOLLAR
AMOUNT OF
ACCOUNTS ACCEPTED         2,264    19,037    14,965
FOR COLLECTION
($000)

COLLECTIONS ($000)           96       632       784

FEES EARNED ($000)           20        79       182


For Placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to computer download of accounts.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED SEPTEMBER 30 ,1996

Fee income increased $158,051, or 26%, from $597,775 for the quarter ended September 30, 1996 to $755,826 for the quarter ended September 30, 1997 due to increased fees from domestic operations generated by new customers and growth from existing customers.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services increased by 20% from $359,633 for the quarter ended September 30, 1996 to $432,781 for the quarter ended September 30, 1997 due to increased claim volume from new and existing customers. Fees earned from UMY increased from $0 for the quarter ended September 30, 1996 to $182,030 for the quarter ended September 30, 1997 due to the implementation and continuing volume ramp up of contracts signed during the first half of 1997. Ongoing Physician Billing Fees increased from $0 for the quarter ended September 30, 1996 to $24,401 for the quarter ended September 30, 1997 due to completion of the initial volume ramp up related to contracts signed in earlier periods. Fees from UMC's UMClaimPros interim staffing service increased by 119% from $32,659 for the quarter ended September 30, 1996 to $71,399 for the quarter ended September 30, 1997 due to increased interim staffing requirements of a major hospital system in the Dallas area. Patient billing fees increased by 48% from $15,191 for the quarter ended September 30, 1996 to $22,505 for the quarter ended September 30, 1997 due to the ramp up of the contract signed in September, 1996 with the Company's largest customer. Funding Fees increased from $0 for the quarter ended September 30, 1996 to $4,599 for the quarter ended September 30, 1997 due to the implementation of new customer funding agreements during the first quarter of 1997. Other trade income increased from $0 for the quarter ended September 30, 1996, to $16,513 for the quarter ended September 30, 1997 due to consulting services provided to a new customer.

The Company closed its Puerto Rican office on January 3, 1997, after completing a settlement and termination agreement with HAS in August of 1996. Therefore, no fees were recognized for the quarter ended September 30, 1997 as compared to fees of $185,148 for the quarter ended September 30, 1996 which primarily consisted of a payment of $172,000 from HAS related to the aforementioned settlement and termination agreement.

Salaries and benefits expense increased by $277,061 or 102%, from $271,011 in the third quarter of 1996 to $548,072 in the third quarter of 1997. As a percent of revenue, salaries and benefits increased to 73% in the third quarter of 1997 compared to 45% for the same period of 1996. The increase in salaries and benefits as a percentage of revenue is primarily due to a headcount increase of 29 employees including a Chief Financial Officer, Director of Physician Operations, Director of Operations for UMY, Regional Sales Manager, and additional full-time employees.

Selling, general and administrative expenses increased by $33,961, or 31%, from $110,700 in the third quarter of 1996 to $144,661 in the third quarter of 1997 primarily due to increased travel associated with supporting existing customers and developing new business, increased printing and postage expense related to the ramp up of UMY and the physician billing department, as well as increased office supplies to support additional headcount. As a percent of revenue, SG&A expense remained at 19% in the third quarter of 1997 and 1996.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Professional fees decreased by $22,287, or 134%, from $16,600 in the third quarter of 1996 to a credit of $5,687 in the third quarter of 1997 due to a change in estimated accrued legal fees associated with pending litigation. The revised legal fee accrual balance was based on estimates provided by the Company's legal counsel. Management believes that the legal accrual as revised is adequate with respect to existing pending litigation.

Office and equipment rental expense increased by $1,026, or 5%, from $22,668 in the third quarter of 1996 to $23,694 in the third quarter of 1997 primarily due to the signing of a new lease agreement in August, 1997 for additional office space for UMY. As a percent of revenue, rental expense decreased to 3% in the third quarter of 1997 compared to 4% for the same period of 1996. The decrease in rental expense as a percent of revenue is primarily due to revenue growth from existing and new customers.

Depreciation and amortization expense increased by $2,860 or 10%, from $28,192 in the third quarter of 1996 to $31,052 in the third quarter of 1997 due to the write off of the remaining net book value of certain fixed assets located in Puerto Rico in conjunction with the settlement and termination agreement with HAS and fully amortizing the remaining goodwill associated with the Company's August 1993, acquisition of Sterling Hospital Systems ("Sterling") due to the termination of business with the final Sterling customer. As a percent of revenue, depreciation and amortization expense decreased to 4% in the third quarter of 1997 compared to 5% for the same period of 1996. The decrease in depreciation and amortization expense as a percent of revenue is primarily due to revenue growth from existing and new customers.

Interest expense decreased by $1,429 or 26%, from $5,590 in the third quarter of 1996 to $4,161 in the third quarter of 1997 due to normal reduction in capital lease obligations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Fee income increased by $269,077, or 18%, from $1,533,100 for the nine months ended September 30, 1996 to $1,802,177 for same period ended September 30, 1997 due to increased fees from domestic operations through internally generated sales and growth from existing customers.

For domestic operations, fee income from "Ongoing" claims processing, management and collection services increased by 7% from $1,109,710 for the nine months ended September 30, 1996 to $1,187,598 for the same period ended September 30, 1997 due to increased claim volume from new and existing customers. Fees earned from UMY increased from $0 for the nine months ended September 30, 1996, to $277,386 for the same period ended September 30, 1997 due to the implementation and continuing volume ramp up of contracts signed during the first half of 1997. Ongoing Physician Billing Fees increased from $0 for the nine months ended September 30, 1996, to $24,401 for the same period ended September 30, 1997 due to completion of the initial volume ramp up related to contracts signed in earlier periods. Fees from UMC's UMClaimPros interim staffing service increased by 152% from $72,742 for the nine months ended September 30, 1996 to $183,216 for the same period ended September 30, 1997 due to increased interim staffing requirements of a major hospital system located in the Dallas Area. Patient billing fees increased by 139% from $34,984 for the nine months ended September 30, 1996 to $83,615 for the same period ended September 30, 1997 due to the ramp up of the contract signed in September 1996 with the Company's largest customer. Funding fees increased from $0 for the nine months ended September 30, 1996, to $8,677 for the same period ended September 30, 1997 due to the implementation of a new customer funding agreement during the first quarter of 1997. Fees earned from

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


funding represent only the Company's portion of the advance funding service provided to the new customer. Other trade income increased from $1 for the nine months ended September 30, 1996, to $22,973 for the same period ended September 30, 1997 primarily due to consulting services provided to a new customer.

The Company closed its Puerto Rican office on January 3, 1997, after completing a settlement and termination agreement with HAS in August of 1996. Therefore, fees totaling $1,902 were recognized for the nine months ended September 30, 1997 as compared to fees of $283,989 for the same period ended September 30, 1996 which included a payment of $172,000 from HAS related to the aforementioned settlement and termination agreement.

Salaries and benefits expense increased by $421,200, or 49%, from $856,292 for the nine months ended September 30, 1996 to $1,277,492 for the same period of 1997. As a percent of revenue, salaries and benefits increased to 71% for the nine months ended September 30, 1997 compared to 56% for the same period of 1996. The increase in salaries and benefits as a percentage of revenue is primarily due to a headcount increase of 29 employees including a Chief Financial Officer, Director of Physician Operations, Director of Operations for UMY, Regional Sales Manager, and additional full-time employees.

Selling, general and administrative expenses increased by $9,020, or 3%, from $323,642 for the nine months ended September 30, 1996 to $332,662 for the same period of 1997 primarily due to increased travel associated with supporting existing customers and developing new business, increased printing and postage expense related to the ramp up of UMY and the physician billing department, as well as increased office supplies to support additional headcount. As a percent of revenue, SG&A expense decreased to 18% for the nine months ended September 30, 1997 compared to 21% for the same period of 1996.

Professional fees decreased by $29,359, or 55%, from $53,104 for the nine months ended September 30, 1996 to $23,745 for the same period of 1997 primarily due to a change in estimated accrued legal fees associated with pending litigation. The revised legal fee accrual balance was based on estimates provided by the Company's legal counsel. Management believes that the legal accrual as revised is adequate with respect to existing pending litigation.

Office and equipment rental expense decreased by $12,588, or 17%, from $75,442 for the nine months ended September 30, 1996 to $62,854 for the same period of 1997 due to closing the office located in Ponce, Puerto Rico on January 3, 1997 partially offset by increased office space rent expense associated with the expansion for UMY. As a percent of revenue, rental expense decreased to 3% for the nine months ended September 30, 1997 compared to 5% for the same period of 1996. The decrease in rental expense as a percent of revenue is primarily due to revenue growth from existing and new customers and the closing of the Puerto Rican office.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Depreciation and amortization decreased by $3,998, or 5%, from $80,828 for the nine months ended September 30, 1996 to $76,830 for the same period of 1997 due to various assets becoming fully depreciated in 1997, partially offset by the write off of the remaining net book value of certain fixed assets located in Puerto Rico in conjunction with the settlement and termination agreement with HAS, and fully amortizing the remaining goodwill associated with the August 1993, acquisition of Sterling Hospital Systems ("Sterling") due to the termination of business with the final Sterling customer. As a percent of revenue, depreciation and amortization expense decreased to 4% for the nine months ended September 30, 1997 compared to 5% for the same period of 1996.
The decrease in depreciation and amortization expense as a percent of revenue is primarily due to revenue growth from existing and new customers.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL: At September 30, 1997, the Company's liquid assets, consisting of cash and cash equivalents, totaled $137,978 compared to $188,868 at December 31, 1996. Working capital was $194,265 and $115,986 at September 30, 1997 and December 31, 1996, respectively, and increased primarily due to increased trade accounts receivable resulting from internally generated sales from existing and new customers.

Net cash used by operating activities was $49,580 for the first nine months of fiscal 1997, compared with $110,563 provided by operating activities during the first nine months of fiscal 1996. This decrease is primarily due to the HAS sales proceeds of $172,000 received on August 2, 1996. Without the impact of the HAS sales proceeds, net cash used by operating activities improved by $11,857 for the first nine months of fiscal 1997 as compared to the prior year nine month period.

Net cash used in investing activities increased by $100,198 over the prior year nine month period primarily due to collection agency and billing software enhancements, leasehold improvements due to office expansion, and equipment purchases to support increased head count.

Net cash provided from financing activities increased $143,340 over the prior nine month period primarily due to the completion on July 11, 1997 of a private placement of 1.6 million shares of common stock at $.10 per share which yielded net proceeds of $159,487. In addition, principal payments increased due to the increase in total capital lease obligations.

For the nine months ended September 30, 1997, the Company had increased its capital lease obligations by $41,133 primarily related to enhancements to the Company's leased IBM AS/400 and additional computer terminals to support increased head count.

FUTURE CAPITAL EXPENDITURES: In order support the existing customer base and be positioned for future growth, management is currently evaluating the need for substantial investment in further enhancements or replacement of the existing leased IBM AS/400 and main telephone switch, expansion of existing leased office space and related lease hold improvements, addition of a new predictive dialer for UMY, as well as the purchase of various other office and computer equipment to support increased processing volumes and head count. It is management's intent to obtain substantially if not all of these assets under lease obligations thereby minimizing the initial cash outflow. There can be no assurance that the Company will be able to secure such lease financing at acceptable terms.

                              UNITED MEDICORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY OUTLOOK: Although the Company generated net income for the nine months ended September 30, 1997, there are considerable risks, including primarily the need to expand production capacity and the need to finance growth in accounts receivable, that additional working capital will be needed. There can be no assurance that such capital will be available, or of the terms upon which such capital might be available. Additionally, UMC has incurred cumulative losses of $18.4 million since inception. These factors raise substantial doubt as to the Company's ability to raise additional working capital.

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


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By: /s/ R. Kenyon Culver                         Date: November 11, 1997
    --------------------------------                  ------------------
    R. Kenyon Culver
    Vice President and
    Chief Financial Officer
    (Principal Accounting Officer)