Form 10-K
period 1997-12-31
UNITED MEDICORP INC
filed 1998-03-31
CIK 831460

================================================================================

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NUMBER 1-10418

                               UNITED MEDICORP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                75-2217002
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    10210 NORTH CENTRAL EXPRESSWAY
               SUITE 400
              DALLAS, TEXAS                              75231
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 691-2140

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------          -----------------------------------------
             NONE                                     NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF EACH CLASS
                                 -------------------
                            COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of March 10,1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,070,124 based on the last sales price of $0.11 per share of such stock on March 10, 1998. As of March 10, 1998 there were 27,910,217 shares of Common Stock, $0.01 par value outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of United Medicorp, Inc. to be held on August 14,1998.

================================================================================

                               UNITED MEDICORP, INC.
                                     FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                 TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                       PART I

ITEM 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . .      3
ITEM 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . .      9
ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .      9
ITEM 4.  Submission of Matters to a Vote of Securities
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . .      9

                                      PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . .      11
ITEM 6.  Selected Consolidated Financial Data. . . . . . . . . . . .      12
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .      13
ITEM 8.  Financial Statements and Supplementary Data . . . . . . . .      22
ITEM 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .      22

                                      PART III

ITEM 10. Directors and Executive Officers of the Registrant. . . . .      23
ITEM 11. Executive Compensation. . . . . . . . . . . . . . . . . . .      23
ITEM 12. Securities Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . .      23
ITEM 13. Certain Relationships and Related Transactions. . . . . . .      23

                                      PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .      24
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29


                                        PART I

ITEM 1.  BUSINESS

                                      GENERAL

    United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). All references herein to the Company include UMC-Texas, unless the context requires otherwise. The Company's principal executive offices are located at 10210 North Central Expressway, Suite 400, Dallas, Texas 75231 and its telephone number at that address is (214) 691-2140.

    The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. Management believes that there is a large and growing market for bad debt and "early out" collection agency services, and that offering these services to the healthcare market will complement the medical claims processing and billing services already offered.

    From time to time the Company also provides advance funding services where the Company purchases and then funds a portion of an eligible customer's claims in advance of payment of such claims by a private insurance carrier or governmental payor such as Medicare. In addition, UMClaimPros was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

    Management believes that it has developed a computer hardware and proprietary software system and a line of services which, together with its experienced claims management personnel, are capable of effectively addressing the claims management needs of healthcare providers. The Company has also worked with several other companies that provide enhanced software, computer hardware and maintenance, electronic claim clearinghouse services, financing and other valuable services specifically designed to meet the needs of healthcare providers. Management believes these efforts have produced a system that provides the Company's customers with enhanced claims editing, error detection and management capabilities. Management further believes its application and refinement of electronic and computer technologies in the healthcare claims management industry will enable the Company to provide claims processing services that will significantly improve its customers' cash flow.

                                 INDUSTRY OVERVIEW

    The U.S. healthcare industry continues to experience tremendous change as both federal and state governments as well as private industry work to bring more efficiency and effectiveness to the healthcare system. UMC's business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged payors willing to pay established prices increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., cost shifting). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables, bad debt levels and higher business office costs. Providers overcome these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. As providers experience limitations in their continued ability to shift cost in these ways, the amount of reimbursement received by UMC's clients may be reduced and UMC's rate of growth in revenues, assuming present management fee levels, may decline. However, management believes UMC may benefit from providers' attempts to offset declines in profitability through seeking more effective and efficient business management services such as those provided by UMC. UMC continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

                               GOVERNMENT REGULATION

    Under Medicare law, physicians and hospitals are only permitted to assign Medicare claims to a billing and collection services vendor in certain limited
circumstances.   Medicare regulations provide that a billing company that
prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that its practices meet the restrictions on assignment of Medicare claims because, among other things, it bills only in the name of the provider, checks and payments for Medicare services are made payable to the provider and the Company lacks any power, authority or ability to negotiate checks made payable to the provider.
As a participant in the healthcare industry, the Company's operations are also subject to extensive and increasing regulation by a number of governmental entities at the federal and state levels. The Company is also subject to laws and regulations relating to business corporations in general. Management believes its operations are in compliance with applicable laws.

                        CUSTOMER SERVICES AND FEE STRUCTURE

    ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the Company's "Ongoing" claims processing service typically receive computer software from the Company that facilitates claims preparation, editing and transmission. In order to implement this package of services the Company often installs interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. The payor is directed to send the claim payment directly to the customer or to UMC. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company charges a flat monthly fee for this service. Complete claims settlement reports are sent to customers on a semi-weekly, weekly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 73%, 76% and 97% of total revenue in 1997, 1996, and 1995, respectively.

    BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payor, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection.

    PATIENT BILLING SERVICES: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance and collectibility of the accounts being worked.

    COLLECTION AGENCY SERVICES:  These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within sixty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 17% of total revenue in 1997.

    ADVANCE FUNDING SERVICES: Customers who use the Company's advance funding service submit claims to the Company, which in turn transmits them to the appropriate payor. To implement this service, the Company purchases an undivided interest in a claim and advances between 27% and 37% of the insurance claim amount to the customer. Claim payments on purchased claims are made directly to the Company. Following receipt of payment, the Company remits the balance of the claims, net of fees earned, back to the customer. In the event purchased claims are not paid within 120 days from funding, the Company has the right to require the customer to repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days.

    To qualify for the Company's advance funding service, a customer is required to allow the Company to file appropriate Uniform Commercial Code financing statements to establish the Company's interest in the customer's claims. In addition, the Company provides advance funding services only on those claims written for payors whose financial standing meets financial criteria established by the Company. Furthermore, the Company requires that the customer verify the existence and amount of coverage on each claim with the payor before transmitting the claim to the Company. The Company verifies coverage with the payor before advancing any funds to the customer. The Company's ability to raise capital to fund the purchase of claims will determine the extent of the Company's ability to offer advance funding services in the future.

    MANAGED CARE CLAIMS REPRICING SERVICES: With the advent of managed care, many healthcare providers are being asked to accept discounted pricing arrangements in exchange for the opportunity to provide services to a given group of patients. These discounted pricing arrangements may be structured as a fixed percentage discount from standard charges, a defined "fee schedule" which results in lower charges for selected services, or more complicated structures involving caps, outliers, and per diems. These discounted fee structures are collectively referred to as "contracted rates."

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

    UMCLAIMPROS: The Company began providing interim staffing services under the UMClaimPros label in December, 1994. UMClaimPros are experienced billing and collection personnel who are employed by UMC and placed on temporary assignments in hospital and physician business offices. Currently, the UMClaimPros service is only offered in the Dallas area.

    CONSULTING SERVICES: During 1997 the Company began providing consulting services to two operators of Community Mental Health Centers located in Alabama,
Florida and Tennessee.   Consulting services are for the most part related to
billing and collection services provided by the Company, and are focused primarily on compliance with regulations promulgated by the Healthcare Financing Administration.

    FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from
1.5 to 14 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 15 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 51 percent for Ongoing projects. Fees for Patient Billing services range from 5.5 to 10 percent of the amounts collected, while Collection Agency services are priced at 9 to 27.5 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.

                            SOFTWARE AND DATA PROCESSING

    The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. The Company continuously develops and enhances its systems using programmers employed by the Company and outside resources.

    The computerized claims filing process involves the use of IBM
PC-compatible claims processing software. Such software is used in hospital environments and in physician offices where integration with an existing computer system is desirable. The Company installs its software at the customer's site and trains the customer's personnel in the use of such software.

    The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain mistakes, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly to the Company, which performs further editing before they are forwarded to the third party payor directly or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses then format and electronically transmit the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing and repricing, customer reporting, claims tracking and collection functions during 1998 and thereafter in order to satisfy unique customer requirements.

    UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, letters and reports. Customer programming for this application is handled primarily through the vendor. The Company has the source code for the application and can modify the application whenever necessary. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

                                SALES AND MARKETING

    The Company solicits potential customers through its own resources and through independent sales representatives.

    On August 13, 1996, the Company hired a Director of Sales and Marketing to lead the Company's sales and marketing efforts and provide a foundation for building a direct sales organization. A second salesperson was hired in January, 1997.

                                    COMPETITION

    The Company has competition for each of its services. There are many other electronic claims processing companies, claims collection companies, claims management companies, factoring and financing firms, software vendors and temporary employment contractors. In addition, the Company faces competition from the traditional in-house claims processing and collection departments of hospitals and other healthcare providers. Management believes that the Company's principal competitive strengths are the quality, reliability and flexibility of its computer hardware and software systems, compatibility of its systems with those of prospective customers, technical support, service quality, industry experience, the number of insurance carriers to whom claims can be submitted, the breadth of services offered and the price of such services. The Company offers a broad range of services and believes that its fee structure compares favorably with that of its competitors. Nevertheless, many of the Company's competitors currently have competitive advantages over the Company.
In particular, some competitors, particularly those in the financial services business, are substantially larger than the Company and could, if they chose to enter the market for the Company's lines of service, devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future.

                               SIGNIFICANT CUSTOMERS

    During 1997, 86% of revenue was earned from two customers: the Washington Hospital Center ("WHC") and Presbyterian Healthcare System ("PHS"). WHC provided revenue totaling $1,775,820, or 63% of total revenue. Of this revenue, 94% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, of which 13% related to a physician billing contract entered into in May, 1997, and 6% was provided as a result of a Patient Billing services contract dated September, 1996. PHS provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $645,697, or 23% of total revenue. Of this revenue, 66% was provided from Collection Agency services, and 34% was provided from UMClaimPros services.

    During 1996, 85% of revenue was earned from three customers: WHC, Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"), and Mimbres Memorial Hospital ("MMH"). WHC provided revenue totaling $1,315,508, or 65% of total revenue. Of this revenue, 99% was provided as a result of the Ongoing Accounts Receivable Management services contract entered into in 1992, and 1% was provided as a result of a Patient Billing services contract. HAS provided revenues totaling $287,020, or 14% of total revenue. Of this revenue, 44% was provided from the Yauco Hospital, 37% was provided from Administracion De Facilidades Y Servicios De Salud clinics, and 19% was a result of the settlement agreement reached between the Company and HAS in August, 1996. MMH provided revenue of $119,351, or 6% of total revenue. Of this revenue, 98% was Ongoing Accounts Receivable Management services, and 2% was Backlog Accounts Receivable Management services. The Company's contract with HAS was terminated effective June 30, 1996 and the Company's contract with MMH expired April 1, 1996.

    During 1995, 91% of revenue was earned from three customers: WHC, MMH, and HAS. WHC provided revenue totaling $1,262,899, or 64% of total revenue. Of this revenue, 99% was provided as a result of the Ongoing Accounts Receivable Management services contract entered into in 1992, and 1% was provided as a result of Backlog Accounts Receivable Management services. MMH provided revenue of $364,365, or 18% of total revenue. Of this revenue, 82% was Ongoing Accounts Receivable Management services, 17% was Backlog Accounts Receivable Management services, and 1% was Advance Funding services. HAS provided revenues totaling $176,635, or 9% of total fees.

                                 INDUSTRY SEGMENTS

    The Company considers its current operating units to operate in one industry segment: healthcare business office services.

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

                                     EMPLOYEES

    At March 20, 1998, the Company had 79 employees. The Company believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts.

ITEM 2.  PROPERTIES

    The Company's corporate offices and operations are located in an 10,136
square feet leased office space in Dallas, Texas.    The lease expires in
January, 2001. The Company has the option to terminate this lease after August 1, 1998, providing it gives a ninety day notice to the lessor. Management believes that its facilities are well-located and are in good condition. The current office lease space is near capacity. Should the Company continue to grow at its current rate, management believes that additional office space will be required within the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

    The Company was a defendant in a lawsuit filed on March 2, 1995 by a former employee of the Company. The lawsuit charged the Company with wrongful discharge. The lawsuit was settled by the Company on December 4, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to security holders for a vote during the fourth quarter of 1997.

                        EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1997:

Name                          Age      Position
----                          ---      --------
Peter W. Seaman               48       Chairman and Chief Executive Officer,
                                       and Director

Mary E. Rogers                35       Vice President, Information Systems

R. Kenyon Culver              38       Vice President and Chief Financial
                                       Officer


    PETER W. SEAMAN joined the Company on July 17, 1991 as Vice President and Chief Financial Officer, was named President and Chief Executive Officer on January 28, 1994 and elected Chairman of the Board of Directors on November 12, 1996. Mr. Seaman's prior employment includes two years as Director of Business Development for TRW Receivables Management Services and three years as Vice President, Planning and Systems Development, for the Accounts Receivable Management Division of the Chilton Corporation. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University and is a Certified Public Accountant.

    MARY E. ROGERS joined the Company on September 22, 1993 and was promoted to Vice President, Information Systems on December 16, 1994. Mrs. Rogers' prior business experience includes two years as a Senior Systems Design Analyst for CTI Limited, Inc., a property management software development firm, and three years as a Senior Systems Design Analyst for Andersen Consulting. Mrs. Rogers holds a B.B.A. in Finance from Southern Methodist University.

    R. KENYON CULVER joined the Company on September 25, 1997 as Vice President and Chief Financial Officer. Mr. Culver's prior employment includes three years as Controller of the Professional Services division for Affiliated Computer Services, Inc. Prior to joining Affiliated Computer Services, Inc., Mr. Culver was employed for four years in the Audit and Business Advisory division of Price Waterhouse, LLP. Before that, Mr. Culver served for nine years in the United States Coast Guard. Mr. Culver holds a B.B.A. in Accounting from Southern Methodist University and is a Certified Public Accountant.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 10, 1998, there were approximately 1,067 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter ("OTC") market.

    The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASD OTC Bulletin Board, the automated system for reporting NON-NASDAQ quotes, for the period June 3, 1995 through December 31, 1997. For the period prior to June 3, 1995, bid prices were quoted on the Boston Stock Exchange. Such prices do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     YEAR ENDED DECEMBER 31, 1997                      HIGH           LOW
     ----------------------------                      ----           ---
         Fourth quarter                               $0.070        $0.030
         Third quarter                                 0.090         0.040
         Second quarter                                0.100         0.030
         First quarter                                 0.040         0.020

     YEAR ENDED DECEMBER 31, 1996
     ----------------------------
         Fourth quarter                                0.050         0.010
         Third quarter                                 0.050         0.010
         Second quarter                                0.050         0.010
         First quarter                                 0.050         0.010

     YEAR ENDED DECEMBER 31, 1995
     ----------------------------
         Fourth quarter                                0.063         0.010
         Third quarter                                 0.063         0.031
         Second quarter                                0.094         0.031
         First quarter                                 0.125         0.031

     The last reported sales price of the Common Stock as reported on the NASD OTC Bulletin Board, on March 10, 1998 was $0.11 per share.

     The Company has never declared or paid cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition and capital requirements. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and growth of the Company's business.

     On July 11, 1997, the Company completed a private offering of 1,600,000 shares of unregistered Common Stock to accredited investors at a price of $0.10 per share. The offering generated net cash proceeds of $159,487 after deducting legal fees and other expenses of the offering. The Common Stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, as sale of these securities did not involve a public offering.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 1997. The financial data presented for each of the five fiscal years has been derived from audited financial statements.

                                                                  YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                     1997          1996            1995          1994            1993
                                                 -----------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA
Revenues                                          $2,803,001    $2,025,338     $1,986,233      $1,342,848      $1,402,614

Wages and benefits                                 1,900,182     1,171,721      1,499,038       1,157,518       1,218,826
Selling, general and administrative                  488,754       434,093        467,397         731,274         821,789
Depreciation and amortization                        106,783       105,638        126,807         118,814         142,215
Professional fees                                     54,188        78,813         82,794         110,580         254,353
Other                                                 92,345       115,859         95,942         125,720         111,013
                                                  ----------    ----------     ----------      ----------      ----------
Net income (loss)                                    160,749       119,214       (285,745)       (901,058)     (1,145,582)
Basic earnings (loss) per common
  share (1)                                          $0.0059       $0.0045       $(0.0109)     $  (0.0364)     $  (0.0543)
Weighted average shares
   outstanding                                    27,178,504    26,310,217     26,310,217      24,730,218      21,078,278



                                                                            AS OF DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                     1997           1996           1995           1994           1993
                                                 -----------------------------------------------------------------------
BALANCE SHEET  DATA
Working capital                                     $331,552      $104,903       $(40,390)      $139,306        $706,338
Total assets                                       1,084,561       523,647        436,058        935,166       1,250,899
Total liabilities                                    637,130       396,452        428,078        641,441         409,887
Long term debt, capital leases                        84,368       100,344        138,565        164,187             -
Total stockholders' equity                           447,431       127,195          7,980        293,725         841,102

     See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition.



----------------
(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has retroactively restated all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               GENERAL CONSIDERATIONS

     Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the ability to sustain earnings from UMY, the efficiency of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, continued services of existing key employees and Directors, availability of qualified new employees to staff the Company's operations, on-going management initiatives designed to reduce costs and enhance efficiencies, retaining existing significant customers, and prospective changes in laws, regulations, or policies affecting the healthcare industry and or operations of the Company. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     The Company derives its primary revenues from medical claims processing and accounts receivable management services. A substantial portion of the Company's revenues is derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 1997, approximately 90% of the Company's revenue was recurring. Recurring revenues are defined as revenues derived from services that are used by the Company's customers each year in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

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

1997:     During the third quarter of 1997, the Company signed two contracts to rebill and collect backlogs of aged third party receivables owned by two bankrupt physician practice management companies in Texas. One of these contracts was terminated in January 1998. In addition to this new business, UMY signed contracts to provide ongoing bad debt collection and other related services to four small hospitals in Texas.

     Effective June 16, 1997, the Company entered into a contract with a hospital in Oklahoma which is owned by a nationally prominent hospital chain. Under this contract, the Company is to provide collection follow-up of outpatient claims. During the first quarter of 1998, management was informed by this hospital that it intended to terminate this contact effective March 31, 1998.

     Effective May 9, 1997, the Company entered into two amendments to its existing Customer Service Agreement with WHC. Under the amendments, the Company agreed to provide the following services to the WHC Physician Billing
Department:

     - collection follow-up, rebilling and collection services with respect to a backlog of aged claims

     - collection follow-up, rebilling and collection services with respect to WHC non-emergency physician claims with balances less than $5,000 beginning at 31 days from date of service

     - Initial claims editing, submission, follow-up and collection services with respect to all claims originated by physicians in the WHC Department of Emergency Medicine.

     Effective May 1, 1997, UMY entered into an, "Early Out Collection Agreement" with a prominent hospital in Texas.

     Effective January 17, 1997, UMY entered into a Collection Services Agreement ("SA") with a prominent hospital in Texas. Under this SA, UMY will provide bad debt collection services for primary and second placement accounts. In addition, during the first quarter of 1998, UMY entered into contracts to provide bad debt collection services for two smaller hospital customers.

1996:     Effective September 1, 1996, WHC executed an amendment to its existing agreement with UMC whereby WHC authorized UMC to begin providing patient billing and collection services. UMC's responsibilities under this amendment include billing and collecting balances due from the guarantors of certain classes of patient accounts following collection of medical insurance payments. This service provided $104,132 of revenue in 1997. Management believes that this service will provide a similar amount of revenue in 1998.

     A contract to provide interim staffing services to a major hospital in Texas was signed on September 18, 1996. Under this contract UMC provides UMClaimPros personnel to assist the hospital with various tasks associated with a major system conversion.

     Late in the first quarter of 1996, the Company was notified by its third largest customer, MMH, that it had accepted an offer to be acquired by a hospital chain. The chain has the resources necessary to perform all of the billing and collection functions which had been outsourced to UMC. Effective April 12, 1996, MMH discontinued transmitting new claims to UMC for processing. MMH contributed $119,351 in fees during 1996 and $364,365 in fees during 1995.

1995:     On January 30 and February 24, 1995, the Company made two installments to complete repayment of all principal and interest due on a $200,000 note due to an offshore bank. The Company borrowed this money on September 30, 1994, to provide advance funding services to the MMH. The Company completed collection of all claims purchased from MMH under this advance funding contract in May 1995.

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

PUERTO RICAN OPERATIONS:

1997:     There were no operations in Puerto Rico in 1997.

1996:     During 1996, most of the Company's revenue in Puerto Rico was derived from HAS, which the Company served as a subcontractor in regard to HAS' contract for claims processing services with the Administration de Facilidades y Servicios de Salud ("AFASS"). Under this contract, the Company provided claims processing and follow up services to nine AFASS funded clinics and one hospital in Yauco, Puerto Rico.

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

     The Agreement also provided for the continuation of UMC's services to three AFASS clinics and the AFASS hospital in Yauco for so long as HAS' contract with AFASS remained in force. HAS' contract with AFASS was terminated effective September 30, 1996.

     Following the termination of HAS' contract with AFASS, UMC gave notice to terminate the lease on its office in Ponce, Puerto Rico. The office was closed on January 3, 1997, and shortly after that date the last of UMC's employees in Puerto Rico resigned to pursue other employment.

     UMC's total revenues from Puerto Rican operations during 1996 were $298,555, expenses totaled $204,492, and operating margin was $94,063.

1995:     The Company's principal source of revenue in Puerto Rico was a contract between HAS and AFASS. Under this contract, the Company served as a subcontractor to HAS in processing claims for a government funded hospital ("GH") and four government funded clinics. UMC's fees for services rendered to the clinics computed at 10% of collections. During 1995, the Company recognized fees totaling $108,008 for services rendered to the GH. In June 1995, the HAS contract with AFASS was amended to allow the continuation of services for an undefined period beginning July 1, 1995. In addition, HAS and UMC received the right to process claims from four additional clinics, thus increasing the number of AFASS clinics served to eight.

     During 1995, the Company received cash payments from HAS totaling $39,000 in repayment of a number of short term loans the Company made to HAS to sustain HAS' operations during late 1994 and early 1995. As of December 31, 1995, HAS was current with respect to all invoices payable to UMC.

     During 1995, the Company's Puerto Rican operation generated total revenues of $176,635, with an operating loss of $58,837. The primary reasons for the loss were the start up costs incurred primarily during the first half of 1995 to train employees and develop UMC's claims entry, editing, submission, and follow up processes consistent with the dynamics of the Puerto Rican market; the costs incurred to set up UMC's office in Ponce; the costs and expected delay in collections associated with the start up of services for the four additional AFASS clinics.

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

           ACCOUNTS RECEIVABLE MANAGEMENT SERVICES  - PROCESSING VOLUMES

     The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services . In general, collections on most healthcare providers' new claims ("Ongoing") tend to average about 27 to 51 percent of the gross claim amount. Backlog collection ratios range from 0 to about 40 percent of the aggregate gross claim amount because many backlog claims have already been paid or denied by the insurance carriers prior to submission of the claims to UMC:

                                      1997                                    1996                              1995
                      ------------------------------------    ------------------------------------  ------------------------------
                                     QUARTER                                 QUARTER                           QUARTER
                      ------------------------------------    ------------------------------------  ------------------------------
                      Fourth     Third    Second     First    Fourth     Third    Second     First  Fourth   Third  Second   First
  UMC
-----------------
Number of Claims
  Accepted for
  Processing:
    Ongoing            72,803    76,672    42,833    28,729    37,127    40,179    46,860  48,280   47,249  43,161   46,021  46,972
    Backlog            23,739    28,361       -         -         -           1         1      41    3,455     -        -       -
                      -------   -------   -------   -------   -------   -------   -------  ------   ------  ------   ------  ------
     Total             96,542   105,033    42,833    28,729    37,127    40,179    46,861  48,321   50,704  43,161   46,021  46,972

Gross $ Amount
  of Claims
  Accepted for
  Processing
  (000's):
    Ongoing            33,375    35,186    20,124    20,269    18,325    18,068    21,055  19,923   21,660  18,791   19,999  19,182
    Backlog             5,868     9,066       -         -         -         -         -        17    1,269     -        -       -
                      -------   -------   -------   -------   -------   -------   -------  ------   ------  ------   ------  ------
     Total             39,243    44,252    20,124    20,269    18,325    18,068    21,055  19,940   22,929  18,791   19,999  19,182

Collection $
  (000's)
    Ongoing            12,190     9,407    10,143     7,545     7,063     7,533     8,257   9,019    8,694  9,613     9,883   9,270
    Backlog               626       -         -         -         -         -           6      70       60     28       159     272
                      -------   -------   -------   -------   -------   -------   -------  ------   ------  ------   ------  ------
     Total             12,816     9,407    10,143     7,545     7,063     7,533     8,263   9,089    8,754  9,641    10,042   9,542

Fees Earned
  (000's)
    Ongoing               733       480       428       366       376       379       386     408      447    449       482     549
    Backlog                46       -         -         -         -         -         -         3        3      2        15      39
                      -------   -------   -------   -------   -------   -------   -------  ------   ------  ------   ------  ------
     Total                778       480       428       366       376       379       386     411      450    451       497     588

Average Fee %
    Ongoing              6.0%      5.1%      4.2%      4.9%      5.3%      5.0%      4.7%    4.5%     5.1%   4.7%      4.8%    5.9%
    Backlog             13.7%       -         -         -         -         -         -      4.3%     5.0%   7.1%      9.4%   14.3%

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

                   COLLECTION AGENCY SERVICES - PROCESSING VOLUME

  The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY. In general, collections on most new placements range from about 0 to 27 percent of the gross placement amount. Collection fees percentages charged to the customer vary for the three different placement categories: bad debt, early out, and second placements.

                                          1997                              1996                           1995
                           ----------------------------------   ----------------------------  -------------------------------
                                         QUARTER                           QUARTER                        QUARTER
                           ----------------------------------   ----------------------------  -------------------------------
                           Fourth    Third     Second   First   Fourth  Third  Second  First  Fourth   Third   Second   First
         UMY
-----------------------
Number of
  Accounts  Accepted
  for Collection:           27,177   27,801    22,209   3,916     N/A    N/A     N/A     N/A     N/A     N/A     N/A     N/A

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
   (000's)                  14,543   14,965    19,037   2,264     N/A    N/A     N/A     N/A     N/A     N/A     N/A     N/A

Collection $
  (000's)                    1,994      784       632      96     N/A    N/A     N/A     N/A     N/A     N/A     N/A     N/A

Fees Earned
  (000's)                      196      182        79      20     N/A    N/A     N/A     N/A     N/A     N/A     N/A     N/A

Average Fee %                  9.8%    23.2%     12.5%   20.8%    N/A    N/A     N/A     N/A     N/A     N/A     N/A     N/A

  For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer.

                               RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                             Percentage of Revenues
                                                        ---------------------------------
  Year ended December 31,                                1997         1996         1995
  -----------------------                               ------       ------       ------
  Revenue.........................................      100.0%       100.0%       100.0%
                                                        ------       ------       ------
  Wages and benefits..............................       67.7         57.8         75.5
  Selling, general and administrative.............       17.4         21.4         23.5
  Depreciation and amortization...................        3.8          5.2          6.3
  Office and equipment rental.....................        3.2          5.0          4.1
  Professional fees...............................        1.9          3.9          4.2
  Interest, net, and other income.................        0.3          0.8          0.8
                                                        ------       ------       ------
  Total expenses..................................       94.3         94.1        114.4
                                                        ------       ------       ------
  Net income (loss)...............................        5.7%         5.9%       (14.4%)
                                                        ------       ------       ------


                               1997 COMPARED TO 1996

  REVENUES increased $777,663 or 38% primarily due to the following:

- Collection Agency services revenue of $476,000 in 1997 increased by $435,000 compared to 1996 primarily due to management's initiative to grow this service in order to present a more complete healthcare business office service package to the market. During 1997, a concentrated sales and marketing effort was deployed which resulted in UMY successfully closing bad debt, early out and secondary placement agreements with four PHS Dallas metroplex hospitals as well as gaining approximately 9 other customers throughout 1997. A majority of the 1997 revenue was generated in the last six months of the year.

- On May 5, 1997, the Company amended its existing WHC Customer Service Agreement to provide ongoing accounts receivable management services to certain groups within the WHC Physician Billing Department ("WHCPBD").
  For the three months ended December 31, 1997, WHCPBD generated revenue totaling $221,000. This level of revenue may not be indicative of future revenue as it includes a catch-up of claims billed and collected back to the amendment's effective date. Management continues to estimate that this ongoing project will generate approximately $50,000 of recurring monthly revenues.

- On September 1, 1996, the Company amended its existing WHC Customer Service Agreement to provide patient billing and collection services due from guarantors of certain classes of patient account balances. During 1996, revenue from this project totaled $13,000. During 1997, revenue from this project totaled $104,000. Management believes that 1997 revenue for this project is indicative of the revenue potential for 1998.

- UMClaimPros revenue of $236,000 in 1997 increased by $85,000 compared to 1996 primarily due to increased utilization from existing customers. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as
  well as providing a viable entree' to new customers.   Management believes
  that historical revenue for this project is indicative of the revenue potential for 1998.

- During 1997, growth in other new customers generated approximately $200,000 in ongoing revenues primarily related to physician practices. Management believes that this historical revenue is indicative of the revenue potential for 1998.

- During 1996, HAS and MMH provided total revenue of $406,000. The HAS contract was terminated on June 30, 1996. The MMH contract expired on April 1, 1996.

  WAGES AND BENEFITS increased $728,461 or 62% due to an increase in employees required to support customer growth as well as to enhance the management infrastructure. Approximately 7% of this increase related to merit and market raises for existing employees. The remaining portion of the increase related to headcount increasing 93% during the past twelve months, from 40 to 77 employees at December 31, 1997. It is managements' current intention to continue to add management and line employees in 1998. As headcount is expected to increase in 1998, this historical trend should be indicative of anticipated 1998 activity.

  SELLING, GENERAL AND ADMINISTRATIVE expense increased $54,661 or 13% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing and postage expense related to the ramp up of UMY and the WHCPBD agreement, and various other expenses to support increased headcount.

  OFFICE AND EQUIPMENT RENTAL expense decreased $11,903 or 12% primarily due to the closing of the Company's Ponce, Puerto Rico office on January 3, 1997 partially offset by the lease of an additional 1,906 square feet of office space on July 31, 1997 required for UMY. The Company's existing office space is near capacity. Should the Company continue to grow, management believes that additional office space will be required at an increased market rate within the next twelve months.

  PROFESSIONAL FEES decreased $24,625 or 31% primarily due to adjustment of accrued expenses related to the settlement of previously pending litigation. This litigation was settled in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL SOURCES

  The Company's strategies for enhanced customer service, additional services offerings and growth in sales and profits in fiscal 1997 were to utilize its cash resources to pursue available opportunities. Principal among these resources was working capital derivable from operations cash flows, net cash proceeds of $159,487 from the July 11, 1997 private placement of 1.6 million shares of common stock at $0.10 per share, and capital lease financing. Expenditures for investing activities that were within affordability of these resources were also seen as a critical element of the Company's strategy. At December 31, 1997, the Company had cash of $275,948, up from $188,868 when the year began.

  Operating activities provided $96,281 of cash which comprised principally cash provided by net income and adjustments partially offset by increased accounts receivable. Adjustments to net income primarily comprised of depreciation and amortization provided $105,797 of cash. Growth in trade receivables mainly from strong claim processing and collection growth in the fourth quarter used $260,509 of cash. Further use of cash to fund additional growth in trade receivables is anticipated in fiscal 1998 because of expected growth in revenues. Growth in trade payables and accrued liabilities provided $104,599 of cash of which trade payables provided $45,523 of cash. In spite of increased revenue in fiscal 1997, trade payables and accrued liabilities grew only nominally because of the Company's ability to leverage its existing infrastructure.

  Investing activities, which were comprised of purchases of equipment used $131,143 of cash, a modest expenditure in view of the level of revenue growth for the fiscal year. Greater levels of capital expenditures are anticipated to support the continued growth in revenues expected in fiscal 1998.

  Financing activities comprised of the aforementioned net proceeds from the private placement of common stock provided $159,487 of cash. Principal payments on capital lease obligations used $37,545 of cash. Management anticipates that addition capital lease obligations will be necessary in 1998 primarily to upgrade the existing IBM AS/400 computer. Management is currently seeking a working capital revolving line of credit to supplement working capital and capital lease financing; however, there is no assurance that such a line of credit will be secured at terms and conditions acceptable to the Company. Based on current expectations, plans and assumptions, management currently does not anticipate a need to sell additional shares of common stock in the foreseeable future to finance internal growth.

  The Company's working capital increased to $331,552 at the end of fiscal 1997 compared to $104,903 at the end of fiscal 1996. Long term capital lease obligations decreased from $100,344 to $84,368 during the same period.

  Management believes that current cash and cash equivalents, projected cash flows from operations together with capital lease and other potential financing should be sufficient to support projected growth in revenues through fiscal 1998.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result is a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send and receive electronic data, or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that it will be required to modify its proprietary claims processing and follow-up software, its purchased collection agency software package, and certain other general business use software applications in order to be Year 2000 compliant. The Company presently believes that with modifications to the existing proprietary and purchased claims processing and collection agency software as well as replacement of certain general business use software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or completed timely, the Year 2000 Issue could have a material adverse effect on the operations of the Company.

  The Company has initiated communications with significant customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company relies for the transmission of claims data will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The Company's current remediation plan calls primarily for the use of existing internal resources to reprogram, replace, and test the software for Year 2000 modification. The Company currently plans to complete the Year 2000 project by December 31, 1998. The total incremental costs associated with this project are currently estimated to be about $30,000 intended to be funded through operating cash flows.

                               1996 COMPARED TO 1995

  BILLING AND COLLECTION SERVICES REVENUE from "Ongoing" claims processing, management and collection services decreased 9% due to the loss of the MMH contract in 1996. Backlog collection revenues decreased 93% due to the completion of the Backlog project for MMH during 1995. Revenue from UMC's UMClaimPros interim staffing service increased 34% due primarily to staffing services provided to a major hospital in the Dallas area. Patient billing revenue increased from $90 in 1995 to $50,484 in 1996 due to collection services provided to a major hospital in the midwest.

  Billing and collection services revenue from Puerto Rican operations increased 69% due to collections for the Yauco Hospital, the AFASS clinics, and the settlement agreement reached between the Company and HAS.

  SALARIES AND BENEFITS expense decreased 22% due to several factors: Puerto Rico headcount went down from seven full-time and two part-time employees in 1995, to one full-time employee at December 31, 1996. Also the Company's MIS, Sales, Finance, Operations, and Operations Management departments' salaries expense decreased from 1995 to 1996 due primarily to reduced headcount.

  SELLING, GENERAL, AND ADMINISTRATIVE expenses decreased 7% due to decreased expenses for property taxes, dealer commissions, marketing and advertising, travel and entertainment, office supplies, telephone service (long distance), express services, and contract clerical employees offset by increased expenses for Directors and Officer's insurance, bad debts, recruitment, education and training, and software maintenance.

  PROFESSIONAL FEES decreased 5% due primarily to lower legal fees.

  OFFICE AND EQUIPMENT RENTAL increased by 23% due to increased rent expense on the office space in Dallas, Texas and also twelve months of rent expense for the Ponce, Puerto Rico office versus only six and a half months for that space in 1995.

  DEPRECIATION AND AMORTIZATION expense decreased 17% due to assets becoming fully depreciated.

  INTEREST EXPENSE decreased 7% due to reduced principal owed on the IBM AS/400 computer system currently leased by the Company.

  OTHER INCOME increased from $0 in 1995 to $74,649 in 1996 due to a gain on an insurance settlement paid to the Company, and to the settlement agreement reached between the Company and HAS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements appear beginning at page  30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I, Item 4 of this report pursuant to General Instruction G of this Form 10-K, is included in the section entitled "Management of the Company" of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item with respect to executive compensation is included in the section entitled "Compensation of Directors and Executive Officers" of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 1998 and is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item with respect to securities ownership of certain beneficial owners and management is included in the section entitled "Stock Ownership of Principal Stockholders and Management" of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

  The information required by this Item with respect to certain relationships and related transactions is included in the section entitled "Certain Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on August 14, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         Reference is made to the Index to the Consolidated Financial Statements and Financial Statement Schedules included at page 31.

     2.  FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted because of the absence of the conditions under which they are required.

     3.  EXHIBITS

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

        4.6 Form of Common Stock Purchase Warrant issued to Thomas H. McConnell, III

        4.7    Form of Common Stock Purchase Warrant issued to Michael P.
               Bumgarner

        4.8    Form of Common Stock Purchase Warrant issued to John F. Lewis

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

       10.20 Promissory Note dated September 30, 1994 made by the Registrant to BFI Banque de Financement et D'Investissement (previously filed).

       10.21 Term Lease Supplement dated December 30, 1994 between the Registrant and IBM Credit Corporation (previously filed).

       10.22   1995 Stock Option Plan (previously filed).

       10.23 Modification and Ratification of Lease, dated July 19, 1995 (previously filed).

       10.24 HAS Settlement and Termination Agreement, dated August 1, 1996 (previously filed).

       10.25   Severance Agreement by and between Registrant and Mary E.
               Rogers

       10.26   Severance Agreement by and between Registrant and Peter W.
               Seaman

       10.27   Registrant's 1998 Key Management Bonus Plan

       10.28 Director's Incentive Compensation Agreement by and between Registrant and Thomas H. McConnell, III

       10.29 Director's Incentive Compensation Agreement by and between Registrant and John F. Lewis.

       10.30 Director's Incentive Compensation Agreement by and between Registrant and Michael P. Bumgarner.

       10.31 Amendment No. 1 to Customer Service Agreement dated December 15, 1992 by and between the Company and the Washington Hospital Center relating to collection of Department of Emergency Medicine claims is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

       10.32 Amendment No. 2 to Customer Service Agreement dated December 15, 1992 by and between the Company and the Washington Hospital Center relating to collection of physician claims is incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Commission File No. 33-35178 (previously filed).

       10.33 Collection Services Agreement dated January 17, 1997 by and between the Registrant and Presbyterian Healthcare System.

       10.34 Early Out Collection Agreement dated May 1, 1997 by and between the Registrant and Presbyterian Healthcare System.

       10.35 Secondary Collection Agreement dated October 31, 1997 by and between the Registrant and Presbyterian Healthcare System.

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

                                       United Medicorp, Inc.


Date:    March 20, 1998                By:       /s/   Peter W. Seaman
                                            -----------------------------------
                                                     PETER W. SEAMAN,
                                       CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        Signature                                Title                              Date
        ---------                                -----                              ----
  /s/  Peter W.Seaman
------------------------------       Chairman of the Board and Chief           March 20, 1998
     PETER W.SEAMAN                    Executive Officer (Principal
                                       Executive Officer)

  /s/  R. Kenyon Culver
------------------------------       Vice President and Chief Financial        March 20, 1998
    R. KENYON CULVER                   Officer (Principal Financial Officer
                                       and Principal Accounting Officer)

  /s/ Michael P. Bumgarner
------------------------------       Director                                  March 20, 1998
    MICHAEL P. BUMGARNER

     /s/ John F. Lewis
------------------------------       Director                                  March 20, 1998
       JOHN F. LEWIS


 /s/ Thomas H. McConnell, III
------------------------------       Director                                  March 20, 1998
   THOMAS H. MCCONNELL, III


                      UNITED MEDICORP, INC. AND SUBSIDIARIES



                         CONSOLIDATED FINANCIAL STATEMENTS


                    FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED DECEMBER 31, 1997

                                 ITEMS 8 AND 14(a)

                              UNITED MEDICORP, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND FINANCIAL STATEMENT SCHEDULES
                                    [ITEM 14(a)]

                                                                                                         Page
                                                                                                         ----
Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................   32

Consolidated Statements of Operations for each of the three  years ended December 31, 1997.............   33

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
  December 31, 1997....................................................................................   34

Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997..............   35

Notes to Consolidated Financial Statements.............................................................   36

Report of Independent Accountants - Price Waterhouse LLP...............................................   50


  Schedules are omitted because of the absence of the conditions under which they are required.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                                                                December 31,
                                                                    ----------------------------------
                                                                         1997                1996
                                                                    -------------        -------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                          $   275,948          $  188,868
  Restricted cash                                                        154,096               8,143
  Accounts receivable, net of allowance for doubtful accounts
       of $11,674 and $18,177, respectively                              430,069             169,560
  Notes receivable                                                         4,000               4,000
  Prepaid expenses and other current assets                               20,201              21,633
                                                                    -------------        -------------
    Total current assets                                                 884,314             392,204
Property and equipment, net                                              188,248             120,142
Other non-current assets                                                  11,999              11,301
                                                                    -------------        -------------
    Total assets                                                     $ 1,084,561          $  523,647
                                                                    -------------        -------------
                                                                    -------------        -------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                               $  68,270          $   22,747
  Payable to clients                                                      75,135               8,143
  Accrued liabilities                                                    268,423             209,347
  Deferred credit                                                          8,802              15,084
  Payable to funding source                                               78,961                   -
  Current portion of capital lease obligations                            53,171              31,980
                                                                    -------------        -------------
    Total current liabilities                                            552,762             287,301
Deferred credit                                                               -                8,807
Long term portion of capital lease obligations                            84,368             100,344
                                                                   -------------        -------------
Commitments and contingencies (Note H)
    Total liabilities                                                    637,130             396,452
                                                                    -------------        -------------
Stockholders' equity:
  Common stock; $0.01 par value; 50,000,000 shares authorized;
    28,015,764 shares and 26,415,764 shares outstanding,
    respectively                                                         280,157             264,157
  10% Cumulative convertible preferred stock; $0.01 par value;
    5,000,000 shares authorized; none issued                                  -                   -

  Less treasury stock at cost, 105,547 shares                           (221,881)           (221,881)
  Additional paid-in capital                                          18,695,829          18,552,342
  Retained deficit                                                   (18,306,674)        (18,467,423)
                                                                    -------------        -------------
    Total stockholders' equity                                           447,431             127,195
                                                                    -------------        -------------
    Total liabilities and stockholders' equity                      $  1,084,561         $   523,647
                                                                    -------------        -------------
                                                                    -------------        -------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS

                      UNITED MEDICORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   December 31,
                                                              ----------------------------------------------------
                                                                   1997                1996              1995
                                                              -------------       -------------     --------------
Revenues:
  Billing and collection services..........................    $ 2,767,943         $ 1,950,689       $  1,986,233
  Other revenues...........................................         35,058              74,649                -
                                                              -------------       -------------     --------------
    Total revenues.........................................      2,803,001           2,025,338          1,986,233

Expenses:
  Wages and benefits.......................................      1,900,182           1,171,721          1,499,038
  Selling, general and administrative......................        488,754             434,093            467,397
  Depreciation and amortization............................        106,783             105,638            126,807
  Office and equipment rental..............................         88,672             100,575             81,648
  Professional fees........................................         54,188              78,813             82,794
  Interest, net............................................          4,959              15,357             15,537
  Other income, net........................................         (1,286)                (73)            (1,243)
                                                             -------------       -------------     --------------
    Total expenses.........................................      2,642,252           1,906,124          2,271,978
                                                              -------------       -------------     --------------
       Net income (loss)...................................    $   160,749         $   119,214        $  (285,745)
                                                              -------------       -------------     --------------
                                                              -------------       -------------     --------------

Basic earnings (loss) per common share.....................    $    0.0059         $    0.0045        $   (0.0109)
                                                              -------------       -------------     --------------
                                                              -------------       -------------     --------------
Diluted earnings (loss) per common share...................    $    0.0059         $    0.0045        $   (0.0109)
                                                              -------------       -------------     --------------
                                                              -------------       -------------     --------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS

                      UNITED MEDICORP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Common Stock         Additional       Treasury Stock                 Accumulated
                             -----------------------      Paid-In     ----------------------    ---------------------------
                               Shares        Amount       Capital      Shares      Amount         Deficit          Total
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------
Balance at
December 31, 1994.........   26,415,764    $ 264,157    $18,552,342    105,547    ($221,881)    ($18,300,892)     $293,726

Net loss..................          -            -              -          -            -       ($   285,745)    ($285,745)
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------
Balance at
December 31, 1995.........   26,415,764     $264,157    $18,552,342    105,547    ($221,881)    ($18,586,637)    $   7,981

Net income................          -            -              -          -            -        $   119,214     $ 119,214
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------
Balance at
December 31, 1996.........   26,415,764     $264,157    $18,552,342    105,547    ($221,881)    ($18,467,423)     $127,195

Shares issued at
$0.10 per share...........    1,600,000     $ 16,000    $   143,487        -            -                -       $ 159,487

Net income................          -            -              -          -            -        $    160,749    $ 160,749
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------
Balance at
December 31, 1997.........   28,015,764    $ 280,157    $18,695,829    105,547    ($221,881)    ($18,306,674)    $ 447,431
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------
                             ----------    ---------    -----------   --------    ---------    ---------------  -----------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS

                      UNITED MEDICORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   December 31,
                                                              ----------------------------------------------------
                                                                   1997                1996              1995
                                                              -------------       -------------     --------------
Cash flows from operating activities:
  Net income (loss).........................................    $  160,749          $  119,214        $ (285,745)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization........................       106,783             105,638           126,807
       (Gain) on sales of assets............................          (986)                (73)           (1,298)
  Changes in assets and liabilities:
       (Increase) decrease in restricted cash...............      (145,953)             (8,143)            4,851
       Decrease in purchased claims.........................           -                   -              37,721
       (Increase) decrease in accounts receivable, net......      (260,509)            (30,590)           15,622
       Decrease in notes receivable.........................           -                (3,786)           12,000
       Decrease in prepaid expenses and other assets........           734               4,866            12,383
       Increase (decrease) in accounts payable..............        45,523             (25,483)          (15,027)
       Increase (decrease) in payable to clients............        66,992             (11,759)           (6,738)
       Increase in accrued liabilities......................        59,076              62,965             4,039
       Increase in payable to funding source................        78,961                 -                 -
       Increase (decrease) in deferred revenue..............           -               (15,959)           15,959
       Increase (decrease)in deferred credits...............       (15,089)             (7,543)              115
                                                              -------------       -------------     --------------
Net cash provided by (used in) operating activities.........        96,281             189,347           (79,311)
                                                              -------------       -------------     --------------

Cash flows from investing activities:
  Purchase of property and equipment........................      (131,143)            (24,711)           (2,133)
                                                              -------------       -------------     --------------
Net cash used in investing activities.......................      (131,143)            (24,711)           (2,133)
                                                              -------------       -------------     --------------
Cash flows from financing activities:
  Net proceeds on sale of common stock......................       159,487                 -                 -
  Principal payment on notes payable........................           -                   -            (200,000)
  Principal payments on capital lease obligations...........       (37,545)            (33,846)          (11,711)
                                                              -------------       -------------     --------------
Net cash provided by (used in) financing activities.........       121,942             (33,846)         (211,711)
                                                              -------------       -------------     --------------
Increase (decrease) in cash and cash equivalents............        87,080             130,790          (293,155)
Cash and cash equivalents at beginning of year..............       188,868              58,078           351,233
                                                              -------------       -------------     --------------
Cash and cash equivalents at end of year....................     $ 275,948           $ 188,868         $  58,078
                                                              -------------       -------------     --------------
                                                              -------------       -------------     --------------

Supplemental disclosures:
Cash paid for:
  Interest..................................................     $  14,483           $  17,842         $  20,122
Non-cash investing activities:
  Additions to capital lease obligations....................     $  42,760           $     -           $     -



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                     STATEMENTS

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of United Medicorp, Inc. ("UMC") and its wholly owned subsidiary, United MoneyCorp, Inc. ("UMY"), hereafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and liquid investments in money market accounts. Such investments have an original maturity of three months or less.

RESTRICTED CASH

    Restricted cash represents payments ("Payments") collected from insurance carriers, patients, guarantors of patient accounts on behalf of UMC customers and funds ("Funds") held as the agent of the Funding Source described below. Payments are remitted to customers by UMC on a weekly, semi-monthly, or monthly interval. Funds are remitted to the Funding Source upon mutual agreement or termination of the underlying agreement between UMC and the Funding Source.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and include assets leased under capital lease agreements. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Expenditures for repairs and maintenance are charged to income as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in "Other income, net."

    Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the excess of carrying amounts over fair value. No such impairment has been recognized by the Company.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


PAYABLE TO CLIENTS

    Payable to clients includes payments collected from insurance carriers, patients and guarantors of patient accounts on behalf of UMC customers. These payments are remitted to clients by UMC on a weekly, semi-monthly, or monthly interval.

PAYABLE TO FUNDING SOURCE

    In order to access capital with which to provide advance funding services to a new customer, UMC completed an Assignment and Agency Agreement on January 31, 1997 (the "Agreement"). Under the Agreement, UMC assigned certain rights under a Medical Claims Purchase Contract between UMC and its customer to two members of the UMC Board of Directors (the "Directors"). The Directors provided UMC with $127,327 in funds, which UMC in turn used to advance fund certain eligible receivables of one of its customers. During 1997, funds provided by one Director were repaid in full. At December 31, 1997, the "Payable to funding source" represents a liability of UMC because of restricted cash held by UMC in its capacity as the agent of the remaining Director ("Funding Source"), which is payable to Funding Source to the extent not invested in eligible receivables. Fees earned attributable to capital provided by the Funding Source are credited to the Funding Source and not recognized by UMC. UMC acts as the agent of the Funding Source for the purchase of eligible receivables and has custodial responsibility for the cash held as the agent of the Funding Source pending investment in eligible receivables. Return of capital to the Funding Source is based upon mutual agreement or termination of the underlying agreement between UMC and the Funding Source.

REVENUE RECOGNITION

    Billing and collection service revenue is recognized upon receipt of payment from a third party payor or guarantor of a patient's account and upon notification by a customer that payment has been made.

OTHER REVENUES

    For 1997, Other Revenues consists primarily of consulting revenue recognized as services were performed.

    Effective June 30, 1996, the Company completed a Settlement and Termination Agreement (the "Termination") with Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). Under the Termination, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for six clinics; $72,000 to purchase UMC's interest in the claims inventory in process for a hospital; and $54,000 as additional consideration for certain contract rights included in the Termination, which is included in "Other Income" in the accompanying Consolidated Statements of Revenues and Expenses. Income related to these cash payments was recognized in the month of August, 1996, when the cash was received. The Termination included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim for a refund of fees paid.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


EARNINGS (loss) PER SHARE

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued requiring companies to present on the face of the income statement, basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that was previously required. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 1997, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. SFAS No. 128 is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.

INCOME TAXES

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

STOCK-BASED COMPENSATION

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS No. 123 on a disclosure basis. As such, implementation of SFAS No. 123 has not impacted the Company's consolidated balance sheets or statements of income.

RECLASSIFICATION

    Certain prior year balances have been reclassified to conform with current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure About Segments of an Enterprise and Related Information." In February 1998, the Board issued No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits." These statements will be adopted in 1998. As these statements require only additional disclosures in the Company's notes to the financial statements, their adoption will not have any effect on the Company's financial position or results of operations.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


statement will be adopted in 1998. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's financial position or results of operations.

B.  THE COMPANY

    United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company" or "UMC"). All references herein to the Company include UMC-Texas, unless the context requires otherwise.

    The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company offers claims management and collection services to healthcare providers, including the following:

    ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the Company's "Ongoing" claims processing service typically receive computer software from the Company that facilitates claims preparation, editing and transmission. In order to implement this package of services the Company often installs interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. The payor is directed to send the claim payment directly to the customer or to UMC. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company charges a flat monthly fee for this service. Complete claims settlement reports are sent to customers on a semi-weekly, weekly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 73%, 76% and 97% of total revenue in 1997, 1996, and 1995, respectively.

    BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payor, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


    PATIENT BILLING SERVICES: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance and collectibility of the accounts being worked.

    COLLECTION AGENCY SERVICES:  These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within sixty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 17% of total revenue in 1997.

    ADVANCE FUNDING SERVICES: Customers who use the Company's advance funding service submit claims to the Company, which in turn transmits them to the appropriate payor. To implement this service, the Company purchases an undivided interest in a claim and advances between 27% and 37% of the insurance claim amount to the customer. Claim payments on purchased claims are made directly to the Company. Following receipt of payment, the Company remits the balance of the claims, net of fees earned, back to the customer. In the event purchased claims are not paid within 120 days from funding, the Company has the right to require the customer to repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days.

    To qualify for the Company's advance funding service, a customer is required to allow the Company to file appropriate Uniform Commercial Code financing statements to establish the Company's interest in the customer's claims. In addition, the Company provides advance funding services only on those claims written for payors whose financial standing meets financial criteria established by the Company. Furthermore, the Company requires that the customer verify the existence and amount of coverage on each claim with the payor before transmitting the claim to the Company. The Company verifies coverage with the payor before advancing any funds to the customer. The Company's ability to raise capital to fund the purchase of claims will determine the extent of the Company's ability to offer advance funding services in the future.

    MANAGED CARE CLAIMS REPRICING SERVICES: With the advent of managed care, many healthcare providers are being asked to accept discounted pricing arrangements in exchange for the opportunity to provide services to a given group of patients. These discounted pricing arrangements may be structured as a fixed percentage discount from standard charges, a defined "fee schedule" which results in lower charges for selected services, or more complicated structures involving caps, outliers, and per diems. These discounted fee structures are collectively referred to as "contracted rates."

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

    UMCLAIMPROS: The Company began providing interim staffing services under the UMClaimPros label in December, 1994. UMClaimPros are experienced billing and collection personnel who are employed by UMC

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



and placed on temporary assignments in hospital and physician business offices. Currently, the UMClaimPros service is only offered in the Dallas area.

    CONSULTING SERVICES: During 1997 the Company began providing consulting services to two operators of Community Mental Health Centers located in Alabama,
Florida and Tennessee.   Consulting services are for the most part related to
billing and collection services provided by the Company, and are focused primarily on compliance with regulations promulgated by the Healthcare Financing Administration.

    FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from
1.5 to 14 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 15 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 51 percent for Ongoing projects. Fees for Patient Billing services range from 5.5 to 10 percent of the amounts collected, while Collection Agency services are priced at 9 to 27.5 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.

C.  FINANCIAL INSTRUMENTS, MARKET AND CREDIT RISK

    The carrying amount of cash and cash equivalents approximates fair value due to the short term maturities of these instruments. The fair value of cash equivalents is determined by reference to market data.

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality money market accounts. Generally, the Company does not require collateral or other security to support customer receivables. When possible, the Company will structure contracts such that provider payments are remitted directly to UMC whereby UMC can collect its fee and remit a net payment back to the customer. At December 31, 1997, trade receivables were concentrated from two prominent hospitals at 54% and 23% of total receivables, respectively. At December 31, 1996, trade receivables were concentrated from the same two hospitals at 71% and 10% of total receivables, respectively. The Company does not expect any significant customer to fail to meet their obligations under these contracts given their high credit ratings and, as such, considers the credit risk associated with its trade accounts receivable to be minimal. Substantially all of the Company's revenue is generated from the healthcare industry.

    During 1997, 86% of billing and collection revenue was earned from two customers. The Washington Hospital Center ("WHC") provided ongoing contract fees totaling 63% of total revenue.

    During 1996, 85% of billing and collection revenue was earned from three customers. WHC provided fees totaling 65% of total revenue. Of the revenue generated by WHC during 1996, 99% was generated as a result of an ongoing contract, and 1% was generated as a result of a Patient Billing contract.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

    During 1995, 91% of billing and collection revenue was earned from three customers. WHC provided fees totaling 64% of total revenue. Of the revenue generated by WHC during 1995, 99% was generated as a result of an ongoing contract, and 1% was generated as a result of backlog contracts.

D.  PROPERTY AND EQUIPMENT

At December 31, 1997 property and equipment consisted of the following:

                                                     PURCHASED          LEASED             TOTAL
                                                     ----------        ---------        ------------
Equipment..........................................  $  513,417        $ 160,049        $  673,466
Software systems...................................     165,508                0           165,508
Furniture and fixtures.............................     128,133                0           128,133
Leasehold improvements.............................      61,947                0            61,947
                                                     ----------        ---------        ------------
   Gross property and equipment....................     869,005          160,049         1,029,054
Accumulated depreciation and amortization..........    (716,848)        (123,958)         (840,806)
                                                     ----------        ---------        ------------
   Net property and equipment......................   $ 152,157        $  36,091        $  188,248
                                                     ----------        ---------        ------------
                                                     ----------        ---------        ------------

At December 31, 1996 property and equipment consisted of the following:


                                                     PURCHASED          LEASED             TOTAL
                                                     ----------        ---------        ------------
Equipment..........................................   $  510,560        $  118,480       $ 629,040
Software systems...................................      120,261                 0         120,261
Furniture and fixtures.............................       99,816                 0          99,816
Leasehold improvements.............................       31,265                 0          31,265
                                                      ----------        ---------        ------------
   Gross property and equipment....................      761,902           118,480         880,382
Accumulated depreciation and amortization..........     (681,253)          (78,987)       (760,240)
                                                      ----------        ---------        ------------
   Net property and equipment......................   $   80,649         $  39,493       $ 120,142
                                                      ----------        ---------        ------------
                                                      ----------        ---------        ------------


    Depreciation expense related to property and equipment was $61,812, $66,144 and $87,385 during 1997, 1996 and 1995, respectively. Amortization expense on assets under capital leases was $44,971, $39,494 and $39,422 during 1997, 1996, and 1995, respectively.

E.  ACCRUED EXPENSES

    The Company's accrued expenses at December 31 consisted of the following:


                                                          1997               1996
                                                      -----------        -----------
Accrued professional fees..........................    $ 130,558          $ 141,943
Accrued payroll and benefits.......................       97,887             41,518
Accrued other......................................       39,978             25,886
                                                      -----------        -----------
Total..............................................    $ 268,423          $ 209,347
                                                      -----------        -----------
                                                      -----------        -----------

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


F.  CAPITAL LEASE OBLIGATIONS

    On December 30, 1994, the Company leased a new IBM A/S 400 Advanced Series 9406 Model 300 computer, for a term of 66 months, with no payments due during the first six months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752, of which $118,480 represents the fair value of the AS/400. This equipment may be purchased at the end of the lease for $1.

    During 1997, the Company entered into various equipment leases through a single lessor. This equipment may be purchased at the end of the leases for $1.

At December 31, the remaining capital lease obligations are as follows:

                                                                                    1997            1996
                                                                                ------------    ------------
  6.9% lease related to IBM AS/400, rollover financing and maintenance,
    maturing through 2000.....................................................   $  100,344      $  132,324
  Miscellaneous capital leases related to computer equipment with
    rates of 5.9% to 9.75%, maturing through 2000.............................       37,195              -
                                                                                ------------    ------------
        Total Capital lease obligations.......................................      137,539         132,324
  Less current portion of capital lease obligations...........................       53,171          31,980
                                                                                ------------    ------------
  Long-term capital lease obligations.........................................   $   84,368      $  100,344
                                                                                ------------    ------------
                                                                                ------------    ------------

As of December 31, 1997, total lease payments due under capital leases are as follows:


Year ending December 31:
  1998........................................................   $   63,864
  1999........................................................       63,864
  2000........................................................       29,775
                                                               -------------
                                                                     157,503
  Less interest...............................................        19,964
                                                               -------------
  Principal amount of net lease payments......................   $   137,539
                                                               -------------
                                                               -------------


  Interest expense on capital lease obligations was $10,893, $17,842 and $15,141 during 1997, 1996 and 1995, respectively.

G.  INCOME TAXES

    There is no current or deferred tax expense for the years ended December 31, 1997, 1996 and 1995. The Company in 1997 and 1996 utilized net operating tax loss ("NOL") carryforwards to offset taxable income and in 1995 was in a tax loss position.

  SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Although the Company generated taxable income in 1997 and 1996, management

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


believes that in order to overcome the objective negative evidence of cumulative losses in recent years and to consider a reduction in the valuation allowance which would result in an immediate tax benefit and reporting of a deferred tax asset, the Company will need to generate taxable income for three consecutive years. As such, management believes that a full valuation allowance is required at December 31, 1997 and 1996. At December 31, 1997 and 1996, the Company had no deferred tax liabilities. The tax effects of temporary differences and NOLs that give rise to the deferred tax assets at December 31, are as follows:


Deferred tax assets:                                              1997               1996
                                                             -------------      --------------
  Net operating tax loss carryforward...................       $3,432,027         $3,509,307
  Property and equipment................................           56,188             58,083
  Accrued liabilities...................................           14,520              9,007
  Deferred credits......................................            3,257              8,839
  Accounts receivable...................................            1,544              3,756
                                                             -------------      --------------
      Gross deferred tax assets ........................        3,507,536          3,588,992
  Valuation allowance...................................       (3,507,536)        (3,588,992)
                                                             -------------      --------------
       Net deferred tax assets                                 $        0         $        0
                                                             -------------      --------------
                                                             -------------      --------------

    The net change in the valuation allowance for deferred tax assets was a decrease of $81,456 and $56,108 in 1997 and 1996, respectively. The changes all relate to utilization of NOL carryforwards and changes in the underlying temporary book to tax differences.

    From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to $358,115 through 2007. Post-change NOL carryforwards generated through 1995 which are not subject to limitation total $4.2 million and will expire in varying amounts between 2007 and 2010.

H.  COMMITMENTS AND CONTINGENCIES

    On May 15, 1995, the Company leased a 1,260 square feet office space in Ponce, Puerto Rico, for $2,250 a month. The term of the lease was five years, with the Company having the option to terminate the lease after one year of occupancy with ninety days written notice. Following such notice, the Company closed the Ponce office and terminated the lease on January 3, 1997.

    On August 1, 1995, the Company renewed its lease on UMC's corporate offices in Dallas. The lease term extends through January 31, 2001. The first six months were rent free through January 31, 1996. Effective February 1, 1996 through January 31, 1999, monthly rent is $7,544. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, monthly rent will be $7,887 and $8,230, respectively. Rent expense, net of deferred credit amortization expense, during 1997, 1996 and 1995 related to this lease was $75,442, $75,442 and $64,111, respectively. The Company has the option to terminate the lease after three years of occupancy, providing it gives ninety days notice to the lessor.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



    On July 31, 1997, the Company leased an additional 1,906 square feet office space in Dallas for UMY. The lease term extends through January 31, 2001. Effective September 1, 1997 through January 31, 1999, monthly rent is $1,747. From February 1, 1999 through January 31, 2000, and February 1, 2000 through January 31, 2001, monthly rent will be $1,827 and $1,906, respectively. Rent expense during 1997 related to this lease was $6,988.

I.  DEFERRED CREDITS

    Deferred Credits of $8,802 and $23,891 as of December 31, 1997 and 1996, respectively, relate to escalating lease payments as specified in the lease contract for the Company's corporate office facilities which was executed on August 1, 1995. The Company's current lease on its corporate offices is an escalating rental schedule extending until January 31, 2001 although the first six months were rent free. In order to properly record monthly rent expense during the six month period when no cash outlay for rent was required, the Company reported monthly rental expense and related deferred credits which were calculated using the total of rentals due under the amended lease agreement dated August 1, 1995, divided by the minimum non-cancelable term of 36 months. The deferred credits accumulated during the first six months of the term of the amended lease are amortized on a straight line basis beginning in February 1996, as a $1,257 per month reduction in rent expense through the expiration of the non-cancelable term of the lease in July 1998.

J.  STOCKHOLDERS' EQUITY

    On July 11, 1997, the Company completed a private offering of 1,600,000 shares of UMC Common Stock at a price of $0.10 per share. The offering generated net proceeds of $159,487 after deducting legal fees and other expenses of the offering.

    At December 31, 1997, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued and 50,000,000 shares of $0.01 par value Common Stock authorized, of which 28,015,764 shares were issued and outstanding, with 105,547 shares held in Treasury Stock. In addition, 3,591,250 shares of Common Stock are reserved at December 31, 1997 for issuance of outstanding warrants and options.

K.  WARRANTS

    On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving warrants for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on March 31, 2007.

    On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $0.06 per share were issued to three former directors of UMC. These warrants were 100% exerciseable on the grant date and expire on November 11, 2001.

    On August 18, 1995, warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.12 per share were granted to a sales agent. These warrants become exercisable based on fees billed to

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)




customers referred to UMC by the sales agent over a three year period. The warrants expire on August 18, 1998.

    On August 6, 1993, warrants to purchase 150,000 shares of Common Stock at an exercise price of $0.25 per share were granted to a sales agent. These warrants were 100% exerciseable on the grant date and expire on August 6, 1998.

    On July 9, 1990, the Company issued warrants to purchase 6,250 shares of Common Stock, at $5.50 per share, to one party as additional compensation for extending Bridge Loans to the Company at the rate of one share for each $8 loaned. These warrants expire on January 8, 1998.

    Neither the warrants or the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

L.  OPTIONS

    At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the 1995
Plan), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. As December 31, 1997, options for 997,500 shares were outstanding under the 1995 Plan.

    At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the 1992
Plan), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 1997, options for 907,500 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

    Under the terms of the Plan, the exercise price for both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award. The Compensation Committee of the board of directors approves the number of shares to be granted to employees and the term of the vesting. Options that have expired or that have been canceled are available for future grants under the Plans.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

  The following table summarizes activity for the years ended December 31:


                                         1997                        1996                          1995
                                ------------------------   -------------------------    --------------------------
                                               WEIGHTED                   WEIGHTED                       WEIGHTED
                                               AVERAGE                    AVERAGE                        AVERAGE
                                               EXERCISE                   EXERCISE                       EXERCISE
                                 SHARES         PRICE         SHARES        PRICE         SHARES          PRICE
                                ----------    ---------    ----------    ----------     ----------      ----------
Options outstanding at
  January 1,..................  1,239,500       $0.13       1,245,750       $0.23         913,750          $0.28
Granted.......................  1,300,000        0.07         607,500        0.05         362,000           0.10
Exercised.....................        -          0.00             -          0.00             -             0.00
Canceled......................   (634,500)       0.21        (613,750)       0.25         (30,000)          0.13
                                ----------    ---------    ----------    ----------     ----------      ----------
Options outstanding at
  December 31,................  1,905,000       $0.07       1,239,500       $0.13       1,245,750          $0.23
                                ----------    ---------    ----------    ----------     ----------      ----------

Options exerciseable at
  December 31,................    403,333       $0.05         604,500       $0.18         628,917          $0.21
                                ----------    ---------    ----------    ----------     ----------      ----------
                                ----------    ---------    ----------    ----------     ----------      ----------

                                         OPTIONS OUTSTANDING              OPTIONS EXERCISEABLE
                              ---------------------------------------   ---------------------------
                                 NUMBER        WEIGHTED                  NUMBER
                               OUTSTANDING     AVERAGE       WEIGHTED    EXERCISEABLE     WEIGHTED
                                   AT          REMAINING     AVERAGE         AT           AVERAGE
   RANGE OF                    DECEMBER 31,   CONTRACTUAL    EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES                    1997          LIFE         PRICE         1997           PRICE
---------------               -------------   -----------    --------   ---------------   ---------
$0.05 --  $0.07                 1,620,000      9.1 years       $0.06       403,333         $0.05
$0.08 --  $0.10                   285,000      9.6 years       $0.09           -             -
-----------------             -------------   -----------    --------   ---------------   ---------
$0.05 --  $0.10                 1,905,000      9.2 years       $0.07       403,333         $0.05
-----------------             -------------   -----------    --------   ---------------   ---------



M.  SFAS NO. 123 PRO FORMA

    In 1996, the Company adopted the disclosure-only option under SFAS No. 123. Pro forma net income and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                                  1997             1996
                                                             --------------    -------------
  Net income...............................................    $   160,749      $   119,214
  SFAS No. 123 employee compensation cost..................         12,825           20,857
  SFAS No. 123 director costs..............................         18,421              163
                                                             --------------    -------------
  Pro forma net income.....................................    $   129,503      $    98,194
                                                             --------------    -------------
  Pro forma earnings per share.............................    $    0.0048      $    0.0037
                                                             --------------    -------------
                                                             --------------    -------------

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


    The fair value for options granted in 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1996:

                                            1997                1996
                                          -------             -------
  Dividend yield........................        -                   -
  Expected volatility...................   112.3%              116.2%
  Risk-free rate of return..............     6.4%                6.7%
  Expected life, years..................        3                  10
  Grant-date fair value per share.......    $0.05               $0.05


  The fair value for warrants granted in 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1996:
\

                                            1997                1996
                                          -------             -------
  Dividend yield........................       -                   -
  Expected volatility...................   98.8%              116.2%
  Risk-free rate of return..............    6.4%                6.3%
  Expected life, years..................       4                  10
  Grant-date fair value per share.......   $0.06               $0.06


N.  EARNINGS PER SHARE

  The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                          1997             1996              1995
                                                                     -----------       -----------       ------------
  Net income (loss) available to common stockholders...............  $   160,749       $   119,214       $  (285,745)

  Weighted average number of common shares in basic EPS............   27,178,504        26,310,217        26,310,217

  Effect of dilutive common stock equivalents......................      203,335              -                 -
                                                                     -----------       -----------       ------------
  Weighted average number of common shares and
    diluitve potential common shares in diluted EPS................   27,381,839        26,310,217        26,310,217
                                                                     -----------       -----------       ------------
                                                                     -----------       -----------       ------------

    For the years ended December 31, 1996 and 1995, assumed exercise of options from employee stock based compensation plans would have been anti-dilutive and, therefore, were not considered in the computation of diluted EPS.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


O.  RELATED PARTY TRANSACTIONS

    The Company paid approximately $4,413 and $77,546 during 1996 and 1995, respectively, in sales commissions to marketing companies in which a former member of the Board of Directors holds an interest.

    In 1997 and 1996, the Company paid consulting fees totaling $24,000 and $18,000 to Mr. John Lewis. Mr. Lewis was elected to the Company's Board of Directors on November 12, 1996.

    On July 11, 1997, the Company completed a private offering of 1,600,000 shares of UMC Common Stock at a price of $.10 per share. The offering generated net proceeds of $159,487 after deducting legal fees and other expenses of the offering. Of the shares sold, 1,300,000 shares were purchased by a member of the UMC Board of Directors, who subsequently donated 300,000 of such shares to trusts in which that director holds no beneficial interest. An additional 100,000 shares were purchased by another member of the UMC Board of Directors.

    As discussed more fully in Note A, two members of the UMC Board of Directors provided $127,327 in funds to be used by UMC to advance fund certain eligible receivables. At December 31, 1997, funds totaling $78,961 were owed by UMC to one member of the UMC Board of Directors.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of United Medicorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Medicorp, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Dallas, Texas
March 23, 1998