Form 10-K/A
period 1997-12-31
UNITED MEDICORP INC
filed 1998-04-30
CIK 831460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                        COMMISSION FILE NUMBER 1-10418

                             UNITED MEDICORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         75-2217002
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    10210 NORTH CENTRAL EXPRESSWAY
               SUITE 400
             DALLAS, TEXAS                                         75231
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
      NONE                                               NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             TITLE OF EACH CLASS
                             -------------------
                        COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO
                                                      ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         ---

     As of April 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,330,377 based on the last sales price of $0.125 per share of such stock on April 23, 1998. As of April 23, 1998 there were 27,910,217 shares of Common Stock, $0.01 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             UNITED MEDICORP, INC.
                                 FORM 10-K/A-1
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                   PART III
ITEM 10.   Directors and Executive Officers
             of the Registrant..............................................  3
ITEM 11.   Executive Compensation...........................................  5
ITEM 12.   Securities Ownership of Certain Beneficial
             Owners and  Management.........................................  8
ITEM 13.   Certain Relationships and Related Transactions...................  9
Signatures ................................................................. 10

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PETER W. SEAMAN (48) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant.

MICHAEL P. BUMGARNER (54) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is President/CEO of AHC Texas, Inc., a San Antonio, Texas based start-up Managed Service Organization positioned to deliver a comprehensive managed healthcare program to employers in the State of Texas. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December, 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States.
From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 25 years gaining extensive senior business and management experience.

JOHN F. LEWIS (50) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is a consultant specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1995, Mr. Lewis served as
Health Advisor to the Governor of the U.S. Virgin Islands.   From 1988 to
1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds a B.A. in Business Administration from the American College of Switzerland and a License in Economic and Social Sciences from the University of Geneva.

THOMAS H. MCCONNELL, III, M.D. (60) was elected to the Board of Directors on November 12, 1996. Dr. McConnell is former CEO of AM Laboratories, Inc., a medical testing laboratory, and is currently active as a private investor and consultant to a number of healthcare providers. From 1992 to 1994, Dr. McConnell served as Chairman of the Executive Committee and a member of the Board of Directors of AdvaCare, Inc., a publicly traded medical billing and collection agency. From 1992 to 1995, Dr. McConnell served as a member of the Board of Directors of Osprey Holdings, Inc., a publicly traded holding company formerly in the medical laboratory software business. Dr. McConnell is a past Governor of the College of American Pathologists, past President of the Texas Society of Pathologists, and past member of the Board of Directors of the Dallas County Medical Society. Dr. McConnell attended Rice University, holds a Doctor of Medicine Degree from the University of Texas Southwestern Medical School and an OPM certificate from the Harvard Business School.

     Each director will hold office until next year's annual meeting of stockholders, expected to be held in August, 1998, or until his successor is elected and has qualified.

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

     The Company's Audit Committee was formed on August 15, 1990 and met once during 1997. The Committee consists of Messrs. Lewis and Bumgarner.

     COMPENSATION COMMITTEE. The Compensation Committee's responsibilities include reviewing the Company's compensation plans, making recommendations in areas concerning employee relations, and taking action or making recommendations with respect to the compensation of executive officers, including those who are directors.

     The Company's Compensation Committee was formed on August 15, 1990 and met twice during 1997. The Committee consists of Messrs. McConnell, Lewis and Bumgarner.

     STOCK OPTION COMMITTEE. The Company's Stock Option Committee was formed on April 25, 1992 for the purpose of administering the 1992, 1995 and proposed 1998 Stock Option Plans and met twice during 1997. The Stock Option Committee consists of Messrs. McConnell, Lewis and Bumgarner.

     The Board of Directors held six regularly scheduled meetings during the fiscal year ended December 31, 1997. Various matters were approved during the last fiscal year by unanimous written consent of the Board of Directors.
Each incumbent director-nominee attended during the last fiscal year at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors; and (ii) the total number of meetings held by all committees of the Board on which such director served.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

     Pursuant to Section 16(a) of the Securities Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Peter W. Seaman filed a late Form 4 reporting the receipt of a single stock option grant and the cancellation of four prior stock option grants in 1997. Mary E. Rogers filed a late Form 4 reporting the receipt of a single stock option grant and the cancellation of one prior stock option grant in 1997. Michael P. Bumgarner and John F. Lewis filed a late Form 4 reporting the receipt of a single stock purchase warrant grant in 1997. Thomas H. McConnell filed a late Form 4 reporting the receipt of a single stock purchase warrant grant and the purchase of common stock in 1997. R. Kenyon Culver filed a late Form 3 reporting the receipt of a single stock option grant in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

     Set forth below are tables showing: (1) in summary form, the compensation paid for the years shown in the table to Mr. Seaman; (2) the options granted to Mr. Seaman in 1997; and (3) exercise and year end valuation information pertaining to stock options granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 1997, 1996 or 1995:

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION
                                                          --------------------------------------------
                            ANNUAL COMPENSATION                        AWARDS                  PAYOUTS
                       ------------------------------     ---------------------------------    -------
                                                           OTHER     RESTRICTED  SECURITIES
NAME                                                       ANNUAL      STOCK     UNDERLYING     LTIP    ALL OTHER
AND PRINCIPAL                                             COMPENS-    AWARD(S)    OPTIONS/     PAYOUTS   COMPEN-
POSITION               YEAR     SALARY ($)  BONUS ($)     SATION ($)    ($)       SARS (#)       ($)    SATION ($)
------------------------------------------------------------------------------------------------------------------
Peter W. Seaman        1997     120,931         --          --          --        700,000        --        --
Chairman and           1996     106,556     11,333 (1)      --          --        300,000        --        --
CEO                    1995      97,501         --          --          --             --        --        --

---------------
(1)  Represents 1995 bonus including accrued interest of $1,333, paid in 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                          POTENTIAL
                                                                       REALIZED VALUE AT
                                                                        ASSUMED ANNUAL
                                                                     RATES OF STOCK PRICE
                                                                         APPRECIATION
                                   INDIVIDUAL GRANTS                   FOR OPTION TERM
                    ----------------------------------------------    -----------------
                                  % OF
                     NUMBER OF   TOTAL
                    SECURITIES  OPTIONS/
                    UNDERLYING    SARs
                     OPTIONS/  GRANTED TO   EXERCISE
                      SARs      EMPLOYEES   OR BASE
                     GRANTED    IN FISCAL    PRICE     EXPIRATION
     NAME              (#)        YEAR       ($/SH)       DATE         5% ($)   10% ($)
---------------------------------------------------------------------------------------
Peter W. Seaman      700,000       54        0.07     April 6, 2007    30,816   78,093

     AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    SHARES                UNDERLYING UNEXERCISED           IN-THE-MONEY
                   ACQUIRED               OPTIONS/SARS AT FISCAL          OPTIONS/SARS AT
                      ON        VALUE          YEAR-END (#)           FISCAL YEAR-END (1) ($)
                   EXERCISE    REALIZED --------------------------  --------------------------
     NAME            (#)         ($)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------------------------
Peter W. Seaman      --          --       200,000       800,000        2,000         1,000

----------------
(1) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 30, 1997 was $0.06 per share. Value is calculated on the basis of the difference between the option exercise price and $0.06 multiplied by the number of shares of Common Stock underlying the option.

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

     The stockholders of United Medicorp, Inc. approved the 1995 Stock Option Plan (the "1995 Plan") at the 1995 Annual Meeting of Stockholders. The 1995 Plan provides for the granting of incentive and nonqualified options for up to 1,000,000 shares of Common Stock to employees and non-employee directors. The 1995 Plan became effective on August 14, 1995 and terminates after 10 years.

DIRECTOR COMPENSATION

     GENERAL: An officer of the Company who also serves as a Director receives no additional compensation for serving as a Director or as a member or chair of a committee. Members receive no cash compensation for serving on the Board of Directors. Board members are reimbursed for expenses of meeting attendance.

     1997 DIRECTOR COMPENSATION:   Pursuant to the 1995 Stock Option Plan,
each non-employee director shall receive nonqualified stock options for the purchase of 25,000 shares of Common Stock. These options shall be granted on the first and each subsequent anniversary of the approval of the 1995 Stock Option Plan by stockholders, as long as the director serves on the Board.
The exercise price shall be the fair market value of the Common Stock on the date the nonqualified stock options are granted. One half of the option shall be exercisable immediately and the remainder of the option shall become exercisable on the first anniversary date of the grant. All options shall expire on the tenth anniversary of the date granted.

     Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving warrants for 400,000 shares. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on March 31, 2007. Currently, the members of the Board of Directors hold no options under the Company's stock option plans, and each member has waived his right to receive such options.

     In addition, on March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement. This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee.

     For the year ended December 31, 1997, total compensation earned but not paid under Dr. McConnell's Director's Incentive Compensation Agreement was $1,326.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As noted above, the current members of the Compensation Committee are Messrs. McConnell, Lewis and Bumgarner. None of the members of the Compensation Committee served as members of the compensation committee or other board committees performing similar functions of any other registered entity in 1997.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of April 24, 1998 by (i) each current director and nominee for director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                            NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                            ----------------------------------------------------------
                                        SHARES     EXERCISABLE
                                     BENEFICIALLY   WARRANTS/     PERCENT OF
NAME                                    OWNED      OPTIONS (3)    CLASS (1)
----                                    -----      -----------    ---------
Mercury Asset Management plc. (2)     8,067,200            --        28.9%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                       1,484,000            --         5.3%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman (4)                     100,000       433,333         1.9%
Thomas H. McConnell, III (5)          1,000,000       266,667         4.5%
Michael P. Bumgarner (6)                100,000       266,667         1.3%
John F. Lewis (7)                            --       266,667          *

All officers and directors as
a group (5)                           1,200,000     1,333,334         8.7%

* Less than 1%
---------------
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 27,910,217 shares outstanding except with respect to certain persons who hold presently exercisable options to purchase shares. The percentage for each person who holds presently exercisable options is based upon the sum of 27,910,217 shares outstanding plus the number of shares subject to presently exercisable options held by such person.

(2) According to a Schedule 13D filed with the Company, Mercury Asset
    Management plc. ("MAM") manages investments for its clients and the securities indicated are held solely for the accounts of such clients. With respect to 3,267,200 of the shares held on behalf of a unit trust, a wholly-owned subsidiary of MAM, as manager of the trust, has power to vote the shares. MAM has the power to sell the shares for the benefit of the trust. With respect to the remainder of the shares, MAM has dispositive power, but not voting power, subject to its clients' guidelines. MAM does not admit that it is the beneficial owner of any of the indicated shares.

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of April 29, 1998, upon exercise of options/warrants.

(4) Excludes 566,667 unexercisable shares held under option.

(5) Excludes 133,333 unexercisable shares held under warrant.

(6) Excludes 133,333 unexercisable shares held under warrant.

(7) Excludes 133,333 unexercisable shares held under warrant.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     In order to access capital with which to provide advance funding services to a new customer, the Company completed an Assignment and Agency Agreement on January 31, 1997 (the "Agreement") with Messrs. McConnell and Bumgarner, members of the Company's Board of Directors. Under the Agreement, the Company assigned certain rights under a Medical Claims Purchase Contract between the Company and its customer to Messrs. McConnell and Bumgarner. Messrs. McConnell and Bumgarner provided the Company with $127,327 in funds, which the Company in turn used to advance fund certain eligible receivables of one of its customers. During 1997, funds provided by Mr. Bumgarner were repaid by the Company in full. At December 31, 1997, the Company continued to carry a liability of $78,961 to Dr. McConnell in its capacity as the agent of Dr. McConnell. Return of these funds to Dr. McConnell is based upon mutual agreement or termination of the underlying agreement between the Company and Dr. McConnell.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              United Medicorp, Inc.

Date: April 29, 1998          By:         /s/ Peter W. Seaman
                                 ----------------------------------------------
                                              PETER W. SEAMAN,
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    Signature                         Title                        Date
    ---------                         -----                        ----

  /s/ Peter W. Seaman            Chairman of the Board and   April 29, 1998
  ----------------------------   Chief Executive Officer
      PETER W. SEAMAN            (Principal Executive
                                 Officer)

  /s/  R. Kenyon Culver          Vice President and Chief    April 29, 1998
  ----------------------------   Financial Officer
       R. KENYON CULVER          (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

  /s/ Michael P. Bumgarner       Director                    April 29, 1998
  ----------------------------
      MICHAEL P. BUMGARNER

  /s/ John F. Lewis              Director                    April 29, 1998
  ----------------------------
      JOHN F. LEWIS

  /s/ Thomas H. McConnell, III   Director                    April 29, 1998
  ----------------------------
      THOMAS H. MCCONNELL, III