Form 10-Q
period 1998-03-31
UNITED MEDICORP INC
filed 1998-05-15
CIK 831460

===============================================================================

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

    As of May 14, 1998, there were outstanding 27,910,217 shares of Common Stock, $0.01 par value.

===============================================================================

                               UNITED MEDICORP, INC.
                                     FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                 TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                           PART I - FINANCIAL INFORMATION
ITEM  1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .  1

          Consolidated Statements of Operations for the Three Months Ended
            March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . .  3

          Notes to the Consolidated Financial Statements . . . . . . . . . . .  4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . . .  5

                            PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 12
ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . 12
ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 12
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . 12
ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 12
ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)       (Audited)
                                                              MARCH 31,      December 31,
                                                                1998             1997
                                                            -------------    ------------
                 ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . $    219,505     $    275,948
  Restricted cash . . . . . . . . . . . . . . . . . . . . .      188,206          154,096
  Purchased claims. . . . . . . . . . . . . . . . . . . . .       41,946                -
  Accounts receivable, net of allowance for doubtful
   accounts of $38,588 and $11,674, respectively. . . . . .      750,267          430,069
  Notes receivable. . . . . . . . . . . . . . . . . . . . .        2,000            4,000
  Prepaid expenses and other current assets . . . . . . . .       18,862           20,201
                                                            ------------     ------------
      Total current assets. . . . . . . . . . . . . . . . .    1,220,786          884,314
Property and equipment, net . . . . . . . . . . . . . . . .      202,374          188,248
Other non-current assets. . . . . . . . . . . . . . . . . .       11,999           11,999
                                                            ------------     ------------
      Total assets. . . . . . . . . . . . . . . . . . . . . $  1,435,159     $  1,084,561
                                                            ------------     ------------
                                                            ------------     ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable. . . . . . . . . . . . . . . . . . $     89,914     $     68,270
  Payable to clients. . . . . . . . . . . . . . . . . . . .      143,142           75,135
  Accrued liabilities . . . . . . . . . . . . . . . . . . .      416,263          268,423
  Deferred credit . . . . . . . . . . . . . . . . . . . . .        5,030            8,802
  Payable to funding source . . . . . . . . . . . . . . . .       45,064           78,961
  Current portion of capital lease obligations. . . . . . .       54,412           53,171
                                                            ------------     ------------
      Total current liabilities . . . . . . . . . . . . . .      753,825          552,762
Long term portion of capital lease obligations. . . . . . .       61,439           84,368
                                                            ------------     ------------
      Total liabilities . . . . . . . . . . . . . . . . . .      815,264          637,130
                                                            ------------     ------------
Stockholders' equity:

  Common stock; $0.01 par value; 50,000,000 shares
    authorized; 28,015,764 shares and 28,015,764 shares
    outstanding, respectively . . . . . . . . . . . . . . .      280,157          280,157

  10% Cumulative convertible preferred stock; $0.01 par
    value; 5,000,000 shares authorized; none issued . . . .            -                -
  Less treasury stock at cost, 105,547 shares . . . . . . .     (221,881)        (221,881)
  Additional paid-in capital. . . . . . . . . . . . . . . .   18,695,829       18,695,829
  Retained deficit. . . . . . . . . . . . . . . . . . . . .  (18,134,210)     (18,306,674)
                                                            ------------     ------------
      Total stockholders' equity. . . . . . . . . . . . . .      619,895          447,431
                                                            ------------     ------------
      Total liabilities and stockholders' equity. . . . . . $  1,435,159     $  1,084,561
                                                            ------------     ------------
                                                            ------------     ------------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                          Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                         1998               1997
                                                     -------------     -------------
Revenues:
  Billing and collection services . . . . . . . . .  $  1,254,044      $    448,377

  Other revenues. . . . . . . . . . . . . . . . . .        14,537             1,910
                                                     ------------      ------------
      Total revenues. . . . . . . . . . . . . . . .     1,268,581           450,287

Expenses:
  Wages and benefits. . . . . . . . . . . . . . . .       776,647           321,200

  Selling, general and administrative . . . . . . .       228,870            74,887

  Office and equipment rental . . . . . . . . . . .        28,285            19,583

  Provision for doubtful accounts . . . . . . . . .        26,914            (5,412)

  Depreciation and amortization . . . . . . . . . .        17,875            22,544

  Professional fees . . . . . . . . . . . . . . . .        15,372            15,898

  Interest, net . . . . . . . . . . . . . . . . . .         2,154             1,144

  Other income, net . . . . . . . . . . . . . . . .             -              (278)
                                                     ------------      ------------
      Total expenses. . . . . . . . . . . . . . . .     1,096,117           449,566
                                                     ------------      ------------
          Net income (loss) . . . . . . . . . . . .  $    172,464      $        721
                                                     ------------      ------------
                                                     ------------      ------------
Basic earnings (loss) per common share. . . . . . .  $     0.0062      $     0.0000
                                                     ------------      ------------
                                                     ------------      ------------
Diluted earnings (loss) per common share. . . . . .  $     0.0062      $     0.0000
                                                     ------------      ------------
                                                     ------------      ------------
Weighted Average Common Shares Outstanding. . . . .    27,910,217        26,310,217

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                               Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . .  $   172,464     $       721
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . .       17,875          22,544
      (Gain) on sales of assets . . . . . . . . . . . . .            -            (278)
  Changes in assets and liabilities:
      (Increase) in restricted cash . . . . . . . . . . .      (34,110)       (189,038)
      (Increase) in purchased claims. . . . . . . . . . .      (41,946)        (20,072)
      (Increase) in accounts receivable, net. . . . . . .     (320,198)        (33,522)
      Decrease in notes receivable. . . . . . . . . . . .        2,000               -
      Decrease in prepaid expenses and other assets . . .        1,339           5,496
      Increase in accounts payable. . . . . . . . . . . .       21,644          12,064
      Increase in payable to clients. . . . . . . . . . .       68,007         117,090
      Increase (decrease) in accrued liabilities. . . . .      147,840            (376)
      Increase (decrease) in payable to funding source. .      (33,900)         77,417
      (Decrease) in deferred credits. . . . . . . . . . .       (3,772)         (3,773)
                                                           -----------     -----------
Net cash (used in) operating activities . . . . . . . . .       (2,757)        (11,727)
                                                           -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . .      (31,998)        (10,756)
                                                           -----------     -----------
Net cash used in investing activities . . . . . . . . . .      (31,998)        (10,756)
                                                           -----------     -----------
Cash flows from financing activities:
      Principal payments on capital lease obligations . .      (21,688)         (9,345)
                                                           -----------     -----------
Net cash (used in) financing activities . . . . . . . . .      (21,688)         (9,345)
                                                           -----------     -----------
(Decrease) in cash and cash equivalents . . . . . . . . .      (56,443)        (31,828)
Cash and cash equivalents at beginning of year. . . . . .      275,948         188,868
                                                           -----------     -----------
Cash and cash equivalents at end of year. . . . . . . . .  $   219,505     $   157,040
                                                           -----------     -----------
                                                           -----------     -----------
Supplemental disclosures:
Cash paid for:
    Interest. . . . . . . . . . . . . . . . . . . . . . .  $     2,713     $     2,237
Non-cash investing activities:
    Cash received from receivables funding sources. . . .  $         -     $   127,327

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED FINANCIAL STATEMENTS

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

 1.  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United MoneyCorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

2.   PURCHASED CLAIMS

          Purchased claims represent claims purchased from a customer under a medical claims purchase contract.

3.   OTHER REVENUES

          Other revenues consists primarily of consulting and advance funding fees. Consulting fees are recognized as services are rendered. Advance funding fees are recognized upon receipt of payment of funded claims from a third party payor.

4.   RECLASSIFICATION

          Certain prior year balances have been reclassified to conform with current year presentation.

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            GENERAL CONSIDERATIONS

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

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Management further believes its application and refinement of electronic and computer technologies in the health care claims management industry will enable the Company to provide claims processing services that will significantly improve its customers' cash flow.

NEW CONTRACTS SIGNED BY UMC:

     During the first quarter of 1998, UMC signed regulatory consulting agreements with two community mental health centers ("CMHC's"). One of these CMHC's is a current ongoing accounts receivable management services customer. Management estimates fees of approximately $6K per month will be generated from these customers.

NEW MANAGEMENT HIRED:

     Mr. Donald Chase joined UMC as Director of Claims Operations. Mr. Chase brings twenty years of experience in healthcare accounts receivable and operations management in hospital business offices and physician practices. Prior to joining UMC, Mr. Chase managed patient financial services for 19 years at a 700 bed Columbia Healthcare Corporation facility in Dallas. Mr. Chase also worked for Physician Reliance Network as Director of Business Services in a twenty three physician oncology practice at Baylor University Medical Center in Dallas. He later served as the Manager of that company's corporate accounts receivable department where he was responsible for management of a staff of over 100 employees engaged in receivables management for physician clients nationwide.

     Mr. Kenneth Moody joined UMC as Administrative Director. Mr. Moody brings fifteen years of experience in physician practice management and medical insurance claims administration. Prior to joining UMC, Mr. Moody worked in claims administration for Mutual of Omaha for a period of 10 years. More recently, he has served as the Administrator of physician practices ranging in size from four to seventeen providers.

UNITED MONEYCORP, INC.:

     UMY has been designated as the legal entity, and is a wholly owned subsidiary of UMC, under which UMC will operate a collection agency. UMC management believes that there is a large and growing market for bad debt collections and other collection agency services, and that offering these services to healthcare providers will complement the medical claims processing and billing services already offered by UMC. In addition, given that United MoneyCorp is a generic name, this entity will be positioned to offer collection services to customers outside of the healthcare market.

                   UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUMES

     The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services. In general, collections on most healthcare providers' new claims ("Ongoing") tend to average about 27 to 51 percent of the gross claim amount. Backlog collection ratios range from 0 to about 40 percent of the aggregate gross claim amount because many backlog claims have already been paid or denied by the insurance carriers prior to submission of the claims to UMC:

                     1998                  1997                               1996                           1995
                    -----    --------------------------------    -------------------------------   -----------------------
                                                                     QUARTER
                    ------------------------------------------------------------------------------------------------------
                    FIRST    FOURTH   THIRD   SECOND    FIRST    FOURTH   THIRD   SECOND   FIRST   FOURTH   THIRD   SECOND
                    -----    ------   -----   ------    -----    ------   -----   ------   -----   ------   -----   ------
     UMC
----------------
Number of Claims
  Accepted for
  Processing:
   Ongoing          89,317   72,803   76,672   42,833   28,729   37,127   40,179  46,860   48,280   47,249  43,161  46,021
   Backlog           8,518   23,739   28,361        -        -        -        1       1       41    3,455
                    ------   ------  -------   ------   ------   ------   ------  ------   ------   ------  ------  ------
    Total           97,835   96,542  105,033   42,833   28,729   37,127   40,180  46,861   48,321   50,704  43,161  46,021

Gross $ Amount
  of Claims
Accepted for
 Processing
  (000's):
   Ongoing          40,333   33,375   35,186   20,124   20,269   18,325   18,068  21,055   19,923   21,660  18,791  19,999
   Backlog           2,744    5,868    9,066        -        -        -        -       -       17    1,269       -       -
                    ------   ------  -------   ------   ------   ------   ------  ------   ------   ------  ------  ------
    Total           43,077   39,243   44,252   20,124   20,269   18,325   18,068  21,055   19,940   22,929  18,791  19,999

 Collection $
   (000's)
   Ongoing          14,556   12,190    9,407   10,143    7,545    7,063    7,533   8,257    9,019    8,694   9,613   9,883
   Backlog             128      626        -        -        -        -        -       6       70       60      28     159
                    ------   ------  -------   ------   ------   ------   ------  ------   ------   ------  ------  ------
    Total           14,684   12,816    9,407   10,143    7,545    7,063    7,533   8,263    9,089    8,754   9,641  10,042

 Fees Earned $
   (000's)
   Ongoing             922      733      480      428      366      376      379     386      408      447     449     482
   Backlog               9       46        -        -        -        -        -       -        3        3       2      15
                    ------   ------  -------   ------   ------   ------   ------  ------   ------   ------  ------  ------
    Total              931      778      480      428      366      376      379     386      411      450     451     497

 Average Fee %
   Ongoing            6.3%     6.0%     5.1%     4.2%     4.9%     5.3%     5.0%    4.7%     4.5%     5.1%    4.7%    4.8%
   Backlog            7.0%    13.7%        -        -        -        -        -       -     4.3%     5.0%    7.1%    9.4%

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

                   UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                         1998                  1997                                  1996                           1995
                        -----    ---------------------------------     --------------------------------   -----------------------
                                                                            QUARTER
                        ---------------------------------------------------------------------------------------------------------
                        FIRST    FOURTH    THIRD   SECOND    FIRST     FOURTH    THIRD   SECOND   FIRST   FOURTH   THIRD   SECOND
                        -----    ------    -----   ------    -----     ------    -----   ------   -----   ------   -----   ------
        UMY
------------------
    Number of
Accounts Accepted
  for Collection:       27,399   27,177    27,801   22,209    3,916      N/A      N/A      N/A      N/A     N/A      N/A     N/A

 Gross $ Amount
  of Accounts
  Accepted for
   Collection
    (000's)             14,294   14,543    14,965   19,037    2,264      N/A      N/A      N/A      N/A     N/A      N/A     N/A

 Collection $
   (000's)               2,305    1,994       784      632       96      N/A      N/A      N/A      N/A     N/A      N/A     N/A

 Fees Earned
  (000's)                  270      196       182       79       20      N/A      N/A      N/A      N/A     N/A      N/A     N/A

 Average Fee %           11.8%     9.8%     23.2%    12.5%    20.8%      N/A      N/A      N/A      N/A     N/A      N/A     N/A

  For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer.

                              RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                        1998           1997
                                                       ------         ------
  Revenue                                              100.0%         100.0%
                                                       -----          -----

  Wages and benefits                                    61.2           71.3
  Selling, general and administrative                   18.0           16.6
  Office and equipment rental                            2.2            4.3
  Provision for doubtful accounts                        2.1           (1.2)
  Depreciation and amortization                          1.4            5.0
  Professional fees                                      1.2            3.5
  Interest, net, and other income                        0.2            0.1
                                                       -----          -----
  Total expenses                                        86.3           99.6
                                                       -----          -----
  Net income (loss)                                     13.7%           0.4%

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER ENDED MARCH 31,
1997

     REVENUES increased $805,589, or 179% primarily due to the following:

- UMC ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $888,249 in the first quarter of 1998 increased by $516,823 compared to the first quarter of 1997. This increase is primarily the result of the May 5, 1997 agreement with the Washington Hospital Center ("WHC") to provide ongoing accounts receivable management services to certain physician groups served by the WHC Physician Billing Department ("WHCPBD"). During the first quarter of 1998, the WHCPBD agreement provided revenue totaling $407,392 compared to no revenue during the first quarter of 1997. During the first quarter of 1998, 54,277 physician claims totaling $16,427,000 were placed compared to no claims placed during the first quarter of 1997. Revenue generated from the WHCPBD agreement exceeded management's original estimation of approximately $150,000 for the first quarter primarily due to a larger claim volume than was originally anticipated. During the first quarter of 1998, the Company was informed by WHCPBD that a portion of the claims volume submitted under the WHCPBD agreement would be taken back under a WHC model office project due to no fault of UMC. Management continues to estimate that the WHCPBD agreement will generate recurring revenue of approximately $50,000 per month. During the first quarter of 1998, the WHC Hospital Billing Department ("WHCHBD") agreement provided revenue totaling $441,896 compared to $337,602 during the first quarter of 1997. During the first quarter of 1998, 31,144 hospital claims totaling $21,275,000 were placed compared to 25,521 hospital claims totaling $14,717,000 placed during the first quarter of 1997. The increase in hospital claims volume is primarily due to increased WHC patient volumes. Assuming that there are no significant changes in the volume and mix of claims placed by WHC, management believes that the WHCHBD agreement will continue to generate revenues of approximately $400,000 per quarter.

- UMY COLLECTION AGENCY SERVICES revenue of $269,506 in the first quarter of 1998 increased by $249,794 compared to the first quarter of 1997. This increase is primarily the result of the growth in collection placements from Presbyterian Healthcare System ("PHS"). During the first quarter of 1998, PHS provided revenue for the collection of bad debt, early out and secondary placements totaling $255,704 compared to $9,079 for the collection of bad debt and secondary placements during the first quarter of 1997. During the first quarter of 1998, 27,399 accounts totaling $14,293,840 were placed with UMY compared to 3,916 accounts totaling $2,264,000 placed during the first quarter of 1997. During the business strategy implementation process of the past twelve months, UMY successfully demonstrated that it offers an efficient and competitive collection agency service to the marketplace. Management believes that first quarter 1998 revenues are indicative of the revenue potential for the remainder of the year assuming no loss of existing customers. Management continues to emphasize customer base growth in order to expand its market presence and to reduce concentration risk. To that extent, during the first quarter of 1998, the UMY sales force expanded into central and south Texas. There can be no assurance that the expanded sales force will result in significant new revenues during the remainder of the year.

     WAGES AND BENEFITS expense increased $455,447 or 142% primarily due to increased headcount and bonus expense related to the 1998 Key Management Bonus Plan (the "Plan"). Approximately $370,000 or 81% of this increase relates to increased headcount required to support customer growth as well as to enhance the management infrastructure. During the first quarter of 1998, monthly employee headcount averaged 84 compared to 41 during the first quarter of 1997. It is managements' current intention to continue to

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


add management and line employees throughout the remainder of 1998 thereby increasing wages and benefits at a rate of approximately 1% per quarter; however, this rate is subject to change based on unexpected changes in the revenue stream. Approximately $85,000 or 19% of this increase relates to key management bonus expense as a result of the Plan. Due to the Company's ability to successfully recruit additional key executive officers as a result of the Company's improved operating results, the Compensation Committee of the Board of Directors (the "Committee") determined that it was appropriate to implement the Plan to provide additional incentive to achieve profitable recurring growth and incremental shareholder value. The Plan is designed to motivate executives and key managers to achieve certain defined financial goals and individual goals relative to the Company's 1998 annual operating plan. The Plan calls for an annual target bonus of 25% of base salary with the maximum attainable bonus not to exceed 37.5% of annual base salary for each participant in the Plan. The bonus amount is determined on a formula basis by application of a performance grid that measures the Company's 1998 revenue and pre-tax profit, and the achievement of defined individual goals. Progress towards achieving stated fiscal 1998 goals will be evaluated by the CEO and reviewed by the Committee. Bonus payments, if any, will be distributed upon completion of the 1998 financial statement audit on or before March 31, 1999. Bonus expense recognized in the first quarter of 1998 is proportionate to the ratio of pre-tax profit in the first quarter divided by total pre-tax profit per the 1998 annual operating plan. In fiscal 1997, the Company had no formal management bonus plan.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $153,983 or 206% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing and postage expense related to UMY and the WHCPBD agreement, and various other expenses to support a larger customer base and increased headcount. Approximately $20,000 was expensed in the first quarter of 1998 associated with Year 2000
remediation.   SG&A expense as a percent of revenue is expected to remain at approximately seventeen to twenty percent of revenues throughout 1998.

     OFFICE AND EQUIPMENT RENTAL expense increased $8,432 or 43% primarily due to the lease of an additional 1,906 square feet of office space on July 31, 1997 required for UMY. The Company's existing office space is near capacity. Should the Company continue to grow, management believes that additional office space will be required within the next six months. Given that current market rates on leased office space have increased significantly from the rates that were in effect when the Company signed its current lease agreements, management believes that the rate per square foot will be approximately 50% higher than the rate paid on the Company's current office space.

     PROVISION FOR DOUBTFUL ACCOUNTS expense increased $32,326 or 597% primarily due to the increase in total trade accounts receivable, as a result of increased revenues, as well as the balance of accounts receivable aged greater than ninety days. This expense does not represent trade receivables written off, but rather an increase in the bad debt reserve. As a percentage of gross trade accounts receivable, the bad debt reserve increased to 5% at March 31, 1998 compared to 3% at March 31, 1997. The bad debt reserve at March 31, 1998 approximates those account balances aged greater than ninety days and will be adjusted accordingly in the future.

                      UNITED MEDICORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $219,505 compared to $275,948 at December 31, 1997. Working capital was $466,961 and $331,552 at March 31, 1998 and December 31, 1997, respectively, and increased primarily due to increased trade accounts receivable resulting from internally generated sales from existing and new customers.

     Operating activities used net cash of $2,757 during the first quarter of 1998, compared to $11,727 used in operating activities during the first quarter of 1997. This improvement is primarily due to increased net income and increased accrued liabilities comprised primarily of accrued key management bonus offset by growth in trade receivables mainly from strong claim processing and collection revenue growth quarter over quarter.

     Investing activities comprised of purchases of equipment used cash of $31,998 during the first quarter of 1998, compared to $10,756 used in investing activities during the first quarter of 1997. This increase is primarily related to minor AS/400 computer enhancements, telephone switch enhancements, and office equipment for new employees. Greater levels of capital expenditures are anticipated later in 1998 to position the Company for continued growth in revenues in fiscal 1999.

     Financing activities comprised of principal payments on capital lease obligations used cash of $21,688 during the first quarter, compared to $9,345 used in financing activities during the first quarter of 1997. Management anticipates that addition capital lease obligations will be necessary in 1998 primarily to upgrade the existing IBM AS/400 computer.

     Effective April 29, 1998, the Company completed a $200,000 revolving credit facility with Texas Central Bank, N.A. (the "Facility"). The Facility is intended to provide additional liquidity in the event that the Company's growth exceeds its 1998 operating plan and for general corporate purposes. Borrowing under the Facility will initially bear interest of 9.5% based on the Wall Street Journal Prime Rate plus 1%. The Facility is secured by UMC's and UMY's trade accounts receivable. The borrowing base is the lesser of $200,000 or 60% of trade accounts receivable aged less than 60 days. The Facility matures on April 29, 1999. No assurance can be given that the Facility will be renewed upon maturity. A one-time 1% commitment fee of $2,000 was incurred. There are no additional commitment fees. At May 14, 1998, there were no borrowings under the Facility.

     Management believes that available cash and cash equivalents, together with anticipated cash generated from operations and available borrowings under the Facility, will provide adequate funds for the Company's anticipated needs, including working capital and capital expenditures. Management also believes that cash provided from operations will be sufficient to satisfy existing capital lease obligations as they come due. As the size and financial resources of the Company increase, additional opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur additional debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to the Company's ability to obtain favorable financing for future expansion opportunities.

                       UNITED MEDICORP, INC. AND SUBSIDIARIES

                             PART 11. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNITED MEDICORP, INC.
                                     (REGISTRANT)



By: /s/ R. Kenyon Culver                               Date: May 14, 1998
   -------------------------------------------              -------------
    R. Kenyon Culver
    Vice President and Chief Financial Officer
    (Principal Accounting Officer)