Form 10-Q
period 1998-06-30
UNITED MEDICORP INC
filed 1998-08-14
CIK 831460

==============================================================================

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 691-2140


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   X    NO
                                                 -----    -----
   As of August 14, 1998, there were outstanding 27,910,217 shares of Common Stock, $0.01 par value.

==============================================================================

                               UNITED MEDICORP, INC.
                                     FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                 TABLE OF CONTENTS

                                                                        PAGE
                           PART I - FINANCIAL INFORMATION
ITEM  1.  Financial Statements

          Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997                                             1

          Consolidated Statements of Operations for the Six Months
            and the Three Months Ended June 30, 1998 and 1997             2

          Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997                           3

          Notes to the Consolidated Financial Statements                  4

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5

                            PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              14
ITEM 2.   Changes in Securities                                          14
ITEM 3.   Defaults Upon Senior Securities                                14
ITEM 4.   Submission of Matters to a Vote of Security Holders            14
ITEM 5.   Other Information                                              15
ITEM 6.   Exhibits and Reports on Form 8-K                               15

Signatures                                                               16

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)      (Audited)
                                                          JUNE 30,      December 31,
                                                           1998            1997
                                                       ------------   ------------
                              ASSETS

Current assets:
  Cash and cash equivalents                            $    527,717   $    275,948
  Restricted cash                                            59,347        154,096
  Purchased claims                                           82,180              -
  Accounts receivable, net of allowance for doubtful
    accounts of $37,071 and $11,674, respectively           389,736        430,069
  Notes receivable                                            2,000          4,000
  Prepaid expenses and other current assets                  22,682         20,201
                                                       ------------   ------------
      Total current assets                                1,083,662        884,314
Property and equipment, net                                 220,216        188,248
Other non-current assets                                     13,392         11,999
                                                       ------------   ------------
      Total assets                                        1,317,270      1,084,561
                                                       ------------   ------------
                                                       ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                     63,886         68,270
  Payable to clients                                          2,798         75,135
  Accrued liabilities                                       342,074        268,423
  Deferred credit                                             1,257          8,802
  Payable to funding source                                  56,549         78,961
  Current portion of capital lease obligations               65,376         53,171
                                                       ------------   ------------
      Total current liabilities                             531,940        552,762
Long term portion of capital lease obligations               69,788         84,368
                                                       ------------   ------------
      Total liabilities                                     601,728        637,130
                                                       ------------   ------------

Stockholders' equity:
  Common stock; $0.01 par value; 50,000,000
    shares authorized; 28,015,764 shares and
    28,015,764 shares outstanding, respectively             280,157        280,157
  10% Cumulative convertible preferred stock;
    $0.01 par value; 5,000,000 shares authorized;
    none issued                                                   -              -
  Less treasury stock at cost, 105,547 shares              (221,881)      (221,881)
  Additional paid-in capital                             18,695,829     18,695,829
  Retained deficit                                      (18,038,563)   (18,306,674)
                                                       ------------   ------------
      Total stockholders' equity                            715,542        447,431
                                                       ------------   ------------
      Total liabilities and stockholders' equity       $  1,317.270   $  1,084,561
                                                       ------------   ------------
                                                       ------------   ------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                               Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                           -----------------------------------------------------
                                               1998         1997           1998         1997
                                           -----------   -----------   -----------  ------------
Revenues:
  Billing and collection services          $ 1,049,854   $   587,962   $ 2,303,898  $  1,036,339

  Other revenues                                70,424         4,550        84,961         6,460
                                           -----------   -----------   -----------  ------------
      Total revenues                         1,120,278       592,512     2,388,859     1,042,799

Expenses:
  Wages and benefits                           710,742       408,220     1,487,389       729,420

  Selling, general and administrative          239,740       111,923       468,610       186,809

  Office, vehicle and equipment rental          33,821        19,577        62,106        39,160

  Depreciation and amortization                 25,225        23,234        43,100        45,778

  Professional fees                             13,982        13,534        29,354        29,432

  Provision for doubtful accounts                    -         6,603        26,914         1,191

  Interest, net                                  1,121         2,382         3,275         3,527

  Other income, net                                  -           (38)            -          (316)
                                           -----------   -----------   -----------  ------------
      Total expenses                         1,024,631       585,435     2,120,748     1,035,001
                                           -----------   -----------   -----------  ------------
                                           -----------   -----------   -----------  ------------
          Net income (loss)                $    95,647   $     7,077   $  268,111   $      7,798
                                           -----------   -----------   -----------  ------------
                                           -----------   -----------   -----------  ------------
Basic earnings (loss) per common share     $    0.0034   $    0.0003   $    0.0096  $     0.0003
                                           -----------   -----------   -----------  ------------
                                           -----------   -----------   -----------  ------------
Diluted earnings (loss) per common share   $    0.0034   $    0.0003   $    0.0096  $     0.0003
                                           -----------   -----------   -----------  ------------
                                           -----------   -----------   -----------  ------------
Weighted Average Common Shares
  Outstanding                               27,910,217    26,310,217    27,910,217    26,310,217

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                -------------------------
                                                                   1998          1997
                                                                -----------   -----------
Cash flows from operating activities:
  Net income                                                    $   268,111   $     7,798
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                  43,100        45,778
      (Gain) on sales of assets                                           -          (316)
  Changes in assets and liabilities:
      (Increase) decrease in restricted cash                         94,749      (117,824)
      (Increase) in purchased claims                                (82,180)       (7,633)
      (Increase) decrease in accounts receivable, net                40,333       (96,959)
      (Increase) decrease in notes receivable                         2,000        (8,000)
      (Increase) decrease in prepaid expenses and other assets       (3,874)        8,839
      Increase (decrease) in accounts payable                        (4,384)       32,887
      Increase (decrease) in payable to clients                     (72,337)       64,455
      Increase (decrease) in accrued liabilities                     73,651        (2,338)
      Increase (decrease) in payable to funding source              (22,412)       63,171
      (Decrease) in deferred credits                                 (7,545)       (7,545)
                                                                -----------   -----------
Net cash provided (used in) operating activities                    329,212       (17,687)
                                                                -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                                (42,530)      (81,090)
                                                                -----------   -----------
Net cash used in investing activities                               (42,530)      (81,090)
                                                                -----------   -----------
Cash flows from financing activities:
  Principal payments on capital lease obligations                   (34,913)      (18,112)
                                                                -----------   -----------
Net cash (used in) financing activities                             (34,913)      (18,112)
                                                                -----------   -----------
Increase (decrease) in cash and cash equivalents                    251,769      (116,889)
Cash and cash equivalents at beginning of period                    275,948       188,868
                                                                -----------   -----------
Cash and cash equivalents at end of period                      $   527,717   $    71,979
                                                                -----------   -----------
                                                                -----------   -----------
Supplemental disclosures:
Cash paid for:
  Interest                                                      $     5,019   $     4,497
Non-cash investing activities:
  Cash received from receivables funding sources                $         -   $   127,327
  Additions to capital lease obligations                        $    32,538   $    10,122

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

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            GENERAL CONSIDERATIONS

     Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the ability to retain the two major customer contracts upon which the current earnings of UMC and UMY are primarily dependent, the efficiency of the Company's billing and accounts receivable management services operations, continued availability of credit on terms and conditions acceptable to the Company, continued services of existing key employees and Directors, availability of qualified new employees to staff the Company's operations, on-going management initiatives designed to reduce costs and enhance efficiencies, prospective changes in laws, regulations, or policies affecting the healthcare industry and or operations of the Company, and Year 2000 compliance of the Company's and significant third parties' computer systems. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     Management believes that it has developed a computer hardware and proprietary software system and a line of services which, together with its experienced claims management personnel, are capable of effectively addressing the claims management needs of health care providers. The Company has also worked with several other companies that provide enhanced software, electronic claim clearinghouse services, financing and other valuable services specifically designed to meet the needs of health care provider. Management believes these

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

efforts have produced a system that provides the Company's customers with enhanced claims editing, error detection and management capabilities.

     Management further believes its application and refinement of electronic and computer technologies in the health care claims management industry will enable the Company to provide claims processing and receivables management services that will significantly improve its customers' cash flow.

                           IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send and receive electronic data, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify its proprietary claims processing and follow-up software, its purchased collection agency software package, and certain other general business use software applications in order to be Year 2000 compliant. The Company presently believes that with modifications to the existing proprietary and purchased claims processing and collection agency software as well as replacement of certain general business use software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or completed timely, the Year 2000 issue would more likely than not have a material adverse effect on the Company.

     The Company has considered its interdependence of computer systems with its significant customers and third party payors including the Healthcare Financing Administration ("HCFA") (collectively the "Significant Third Parties") to determine the extent to which the Company is vulnerable to those Significant Third Parties' failure to remediate their own Year 2000 issues. Management considers the vulnerability of the failure of Significant Third Parties to remediate their own Year 2000 issues to be the greatest Year 2000 risk facing the Company. There can be no guarantee that the systems of Significant Third Parties which the Company's customers rely upon for a portion of their claim payments and which the Company relies upon for the transmission of claims and account data will be timely converted. Failure of a Significant Third Party to convert its computer systems, or a conversion that is incompatible with the Company's systems, would more likely than not, have a material adverse effect on the Company. Currently, the Company has not developed a contingency plan to address this scenario. Should management become aware of information that indicates that a Significant Third Party more likely than not will not be Year 2000 compliant, a contingency plan will be developed.

     The Company's current remediation plan calls primarily for the use of existing internal resources to reprogram, replace, and test Year 2000 compliance. The total incremental costs associated with this project are currently estimated to be about $30,000 intended to be funded through operating cash flows.

     To date, the Company has purchased and installed Year 2000 remediation software. This software has identified all date fields that require conversion to be Year 2000 compliant and all source code has been converted to the eight byte date field. In addition, the Year 2000 test environment has been created.

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compliance testing will begin in August, 1998 and continue throughout the remainder of the year. Management currently plans to complete the Year 2000 project by December 31, 1998.

                 ACQUISITION OF ALLIED HEALTH OPTIONS, INC.

     On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc, an Alabama corporation, ("AHO") engaged in the business described below. AHO, formed in February 1996, provides partial hospitalization programs as well as outpatient programs from three community mental health centers, two of which are located in Alabama and one of which is located in Florida. AHO currently has unaudited 1998 annualized net revenues of approximately $3 million and an employee base of 17. A substantial portion of AHO's revenues are derived from cost based Medicare reimbursement supplemented by commercial insurance payments. At the date of acquisition, UMC provided to AHO ongoing accounts receivable management services, funding and consulting services. In connection with the acquisition, the former president and founder of AHO will continue to provide his services to AHO under a two year consulting agreement, and he has also entered into a three-year covenant not to compete agreement. The purchase price for the common stock was $1. The acquisition will be accounted for as a purchase. The unaudited estimated value of the assets acquired is approximately $700,000 and the liabilities assumed is approximately $950,000. All financial information provided herein is subject to change based on the financial statement audit which is expected to be completed on or before October 19, 1998. This acquisition is currently considered to be a Significant Subsidiary requiring the provision of certain audited financial statements and pro forma financial information. Form 8-K is expected to be filed with the Securities and Exchange Commission on or before August 21, 1998 exclusive of audited financial statements and pro forma information as it is impractical to provide the required financial information by such date. The required financial information will be filed by amendment to Form 8-K no later than October 19, 1998.

                               MANAGEMENT HIRED

     Mr. David Harder joined UMC as Director of Operations for UMY. Mr. Harder has 27 years of collection experience which includes operational and management positions. Prior to joining UMY, Mr. Harder worked for the Chilton Corporation and TRW for 12 years holding such positions as Director of Systems and Procedures and Director of Agency Support. Mr. Harder also started and owned a Dallas based collection agency which he sold in 1994 to CRW. He subsequently served as Director of Government Contracts and Compliance for CRW from 1994 until 1998.

                            UNITED MONEYCORP, INC.

     UMY and is a wholly owned subsidiary under which UMC operates a collection agency. UMC management believes that there is a large and growing market for bad debt collections and other collection agency services, and that offering these services to healthcare providers will complement the medical claims processing and billing services already offered by UMC. In addition, given that United MoneyCorp is a generic name, this entity will be positioned to offer collection services to customers outside of the healthcare market.

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

                      1998                       1997                               1996                        1995
                 --------------     ------------------------------     ------------------------------      --------------
                                                                 QUARTER
                 --------------------------------------------------------------------------------------------------------
                 SECOND  FIRST      FOURTH   THIRD   SECOND  FIRST     FOURTH   THIRD   SECOND  FIRST      FOURTH   THIRD
                 ------  -----      ------   -----   ------  -----     ------   -----   ------  -----      ------   -----
     UMC
----------------
Number of Claims
  Accepted for
  Processing:
   Ongoing       49,742  89,317     72,803   76,672  42,833  28,729     37,127  40,179  46,860  48,280     47,249  43,161
   Backlog           72   8,518     23,739   28,361       -       -          -       1       1      41      3,455       -
                 ------  ------     ------  -------  ------  ------     ------  ------  ------  ------     ------  ------
    Total        49,814  97,835     96,542  105,033  42,833  28,729     37,127  40,180  46,861  48,321     50,704  43,161

Gross $ Amount
  of Claims
 Accepted for
  Processing
   (000's):
    Ongoing      30,087  40,333     33,375   35,186  20,124  20,269     18,325  18,068  21,055  19,923     21,660  18,791
    Backlog          17   2,744      5,868    9,066       -       -          -       -       -      17      1,269       -
                 ------  ------     ------  -------  ------  ------     ------  ------  ------  ------     ------  ------
     Total       30,104  43,077     39,243   44,252  20,124  20,269     18,325  18,068  21,055  19,940     22,929  18,791

 Collection $
   (000's)
    Ongoing      11,215  14,556     12,190    9,407  10,143   7,545      7,063   7,533   8,257   9,019      8,694   9,613
    Backlog         156     128        626        -       -       -          -       -       6      70         60      28
                 ------  ------     ------  -------  ------  ------     ------  ------  ------  ------     ------  ------
     Total       11,371  14,684     12,816    9,407  10,143   7,545      7,063   7,533   8,263   9,089      8,754   9,641

 Fees Earned $
   (000's)
    Ongoing         729     922        733      480     428     366        376     379     386     408        447     449
    Backlog          11       9         46        -       -       -          -       -       -       3          3       2
                 ------  ------     ------  -------  ------  ------     ------  ------  ------  ------     ------  ------
     Total          740     931        778      480     428     366        376     379     386     411        450     451

 Average Fee %
    Ongoing         6.4%    6.3%       6.0%     5.1%   4.2%     4.9  %     5.3%    5.0%    4.7%    4.5%       5.1%    4.7%
    Backlog         7.1%    7.0%      13.7%       -      -        -          -       -       -     4.3%       5.0%    7.1%


     For Ongoing claims, there is typically a time lag of approximately 5 to 45 days from contract execution to computer hardware installation and training of customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Following installation and training of the customer's personnel, the customer begins entering claims and transmitting them to the Company. There is usually a time lag of 30 to 90 days between transmission of a claim to a third party payor and collection of a claim from that payor.

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

                         1998                     1997                            1996                1995
                   ---------------  ------------------------------  ----------------------------  -------------
                                                             QUARTER
                   --------------------------------------------------------------------------------------------
                   SECOND   FIRST   FOURTH  THIRD   SECOND   FIRST  FOURTH  THIRD  SECOND  FIRST  FOURTH  THIRD
                   ------   -----   ------  -----   ------   -----  ------  -----  ------  -----  ------  -----
    UMY
-----------------
    Number of
Accounts Accepted
  for Collection:  22,130   27,399  27,177  27,801  22,209   3,916   N/A     N/A    N/A     N/A     N/A    N/A

Gross $ Amount
 of Accounts
 Accepted for
 Collection
  (000's)          12,370   14,294  14,543  14,965  19,037   2,264   N/A     N/A    N/A     N/A     N/A    N/A

Collection $
  (000's)           2,653    2,305   1,994     784     632      96   N/A     N/A    N/A     N/A     N/A    N/A

Fees Earned
  (000's)             263      270     196     182      79      20   N/A     N/A    N/A     N/A     N/A    N/A

Average Fee %         9.9%    11.8%    9.8%   23.2%   12.5%   20.8%  N/A     N/A    N/A     N/A     N/A    N/A


     For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer.

                               RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                            Three Months Ended    Six Months Ended
                                                  June 30,            June 30,
                                            ------------------    ----------------
                                              1998       1997       1998     1997
                                              ----       ----       ----     ----
     Revenue                                  100%       100%       100%     100%
                                              ----       ----       ----     ----
     Wages and benefits                        63         69         62        70
     Selling, general and administrative       21         19         20        18
     Office and equipment rental                3          3          3         4
     Depreciation and amortization              2          4          2         4
     Professional fees                          1          2          1         3
     Provision for doubtful accounts            -          1          1         -
     Interest, net, and other income            1          1          -         -
                                             ----        ----      ----      ----
     Total expenses                            91         99         89        99
                                             ----        ----      ----      ----
     Net income (loss)                         9%          1%       11%        1%
                                             ----        ----      ----      ----
                                             ----        ----      ----      ----

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER ENDED JUNE 30,
1997

  The following discussion of the results of operations does not include the impact of the aforementioned acquisition of AHO.

  REVENUES increased $527,766, or 89%  primarily due to the following:

- UMC ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $686,328 in the current quarter increased by $273,889 compared to the same quarter of 1997. This increase is primarily the result of the May 5, 1997 agreement with the Washington Hospital Center ("WHC") to provide ongoing accounts receivable management services to certain physician groups served by the WHC Physician Billing Department ("WHCPBD"). During the current quarter, the WHCPBD ongoing agreement provided revenue totaling $224,418 compared to no such revenue during the same quarter of 1997. During the current quarter, 17,702 physician claims totaling $6,595,000 were placed compared to no such claims placed during the same quarter of 1997. Revenue generated from the WHCPBD agreement exceeded management's original estimation of approximately $150,000 for the current quarter primarily due to a larger claim volume than was originally anticipated and trailing fees earned as the claim inventory is worked. Assuming that there are no significant changes in the volume and mix of claims placed by WHCPBD, management believes that the WHCPBD agreement will continue to generate revenues of approximately $160,000 in the third quarter and $120,000 per quarter thereafter for the remainder of the year.

    During the current quarter, the WHC Hospital Billing Department ("WHCHBD") agreement provided revenue totaling $329,993 compared to $355,972 during the same quarter of 1997. During the current quarter, 31,473 claims totaling $21,257,000 were placed compared to 28,938 claims totaling $16,478,000 placed during the same quarter of 1997. Assuming that there are no significant changes in the volume and mix of claims placed by WHC, management believes that the WHCHBD agreement will generate revenues of approximately $420,000 in the third quarter and $390,000 per quarter thereafter for the remainder of the year.

    During the current quarter, other ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES customers provided revenue totaling $131,917 compared to $56,467 during the same quarter of 1997 primarily due to the full quarter effect of two customers signed in September, 1997. Assuming that there are no significant changes in the volume and mix of accounts placed from other customers, and no gain or loss of exiting customers, management believes that other customers will generate revenues of approximately $35,000 in the third quarter and $10,000 per quarter thereafter for the remainder of the year.

- UMY COLLECTION AGENCY SERVICES revenue of $264,653 in the current quarter increased by $185,344 compared to the same quarter of 1997 primarily due to an increase in UMY collectors to an average of 13 in the current quarter compared to 7 in the same quarter of 1997. During the current quarter, PHS provided revenue from the collection of bad debt, early out and secondary placements totaling $253,490 compared to $64,192 during the same quarter of 1997. During the current quarter, 22,130 accounts totaling $12,370,000 were placed with UMY compared to 22,209 accounts totaling $19,037,000 placed during the same quarter of 1997. Assuming that there are no significant changes in the volume and mix of accounts placed with UMY and no gain or loss of exiting customers, management believes that UMY will

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    continue to generate revenues of approximately $300,000 per quarter for the remainder of the year. Management continues to emphasize customer base growth in order to expand its market presence and to reduce concentration risk. To that extent, during the first quarter of 1998, the UMY sales force expanded into central and south Texas. There can be no assurance that the expanded sales force will produce significant new revenues during the remainder of the year. UMY serviced an average of 8 active customers during the current quarter compared to 6 during the same quarter of 1997.

- OTHER revenue of $70,424 in the current quarter increased by $65,874 compared to the same quarter of 1997 primarily due to ADVANCE FUNDING SERVICES revenues earned from a single customer and CONSULTING SERVICES revenues earned from two customers. During the current quarter, ADVANCE FUNDING SERVICES provided revenue totaling $24,669 compared to $2,355 during the same quarter of 1997 due to increased funding and repayment of funded claims from third party payors. Management believes that funding revenues will decrease to approximately $5,000 in the third quarter with no such revenue anticipated in the fourth quarter. During the current quarter, CONSULTING SERVICES provided revenue totaling $45,755 compared to $4,550 during the same quarter of 1997 due to increased services related primarily to compliance with regulations promulgated by HCFA, as well as financial and human resources management services. Management believes that consulting services will generate revenues of approximately $20,000 in the third quarter and $10,000 per quarter thereafter.

    WAGES AND BENEFITS expense increased $302,522 or 74% primarily due to increased headcount and bonus expense related to the 1998 Key Management Bonus Plan (the "Bonus Plan"). Approximately $286,000 or 94% of this increase relates to increased headcount required to support increased processing volume as well as to enhance the management infrastructure. During the current quarter, monthly employee headcount averaged 81 compared to 49 during the same quarter of 1997. It is managements' current intention to continue to add management and line employees throughout the remainder of 1998 thereby increasing wages and benefits at a rate of approximately 4% per quarter due to anticipated headcount growth of 17 throughout the remainder of the year. This rate of increase is subject to change based on unexpected changes in the revenue stream. Approximately $17,000 or 6% of this increase relates to key management bonus expense as a result of the Bonus Plan. Due to the Company's ability to successfully recruit additional key executive officers as a result of the Company's improved operating results, the Compensation Committee of the Board of Directors (the "Committee") determined that it was appropriate to implement the Bonus Plan to provide additional incentive to achieve profitable recurring growth and incremental shareholder value. The Bonus Plan is designed to motivate executives and key managers to achieve certain defined financial goals and individual goals relative to the Company's 1998 annual operating plan. The Bonus Plan calls for an annual target bonus of 25% of base salary with the maximum attainable bonus not to exceed 37.5% of annual base salary for each participant in the Bonus Plan. The bonus amount is determined on a formula basis by application of a performance grid that measures the Company's 1998 revenue and pre-tax profit, and the achievement of defined individual goals. Progress towards achieving stated 1998 goals will be evaluated by the CEO and authorized by the Committee. Bonus payments, if any, will be distributed upon completion of the 1998 financial statement audit on or before March 31, 1999. Bonus expense recognized in the current quarter is proportionate to the ratio of pre-tax profit in the current quarter divided by total pre-tax profit per the 1998 annual operating plan. In 1997, the Company had no formal management bonus plan.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $127,817 or 114% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement,

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased bonuses for UMY collectors related to increased collections and revenues, increased contract labor to temporally fill open positions, increased recruiting expenses to fill open positions and various other
expenses to support a larger customer base and increased headcount.   SG&A
expense as a percent of revenue is expected to remain at approximately twenty percent of revenues throughout 1998.

    OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $14,244 or 73% primarily due to the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during the same quarter of 1997, as well as leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY. The Company's existing office space is near capacity. Should the Company continue to grow, management believes that additional office space will be required within the next six months. Given that current market rates on leased office space have increased significantly from the rates that were in effect when the Company signed its current lease agreements in 1995, management believes that the rate per square foot will be approximately 50% higher than the rate paid on the Company's current office space.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

    The following discussion of the results of operations does not include the impact of the aforementioned acquisition of AHO.

    REVENUES increased $1,346,060, or 129%  primarily due to the following:

- UMC ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $1,574,577 for the current six-month period increased by $819,752 compared to the same period of 1997 primarily due to the aforementioned May 5, 1997 agreement with WHCPBD. During the current six-month period, the WHCPBD agreement provided revenue totaling $631,810 compared to no such revenue during the same period of 1997. During the current six-month period, 71,979 physician claims totaling $23,022,000 were placed compared to no such claims placed during the same period of 1997.

    During the current six-month period, the WHCHBD agreement provided revenue totaling $771,889 compared to $693,574 during the same period of 1997. During the current six-month period, 62,617 claims totaling $42,532,000 were placed compared to 54,459 claims totaling $31,195,000 placed during the same period of 1997.

    During the current six-month period, other ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES customers provided revenue totaling $170,878 compared to $61,251 during the same period of 1997 primarily due to the full six-month effect of two customers signed in September, 1997.

- UMY COLLECTION AGENCY SERVICES revenue of $533,589 for the current six-month period increased by $434,569 compared to the same period of 1997 primarily due to the result of the growth in collection placements from PHS and the increase in UMY collectors. UMY collectors increased to an average of 11 in the current period compared to 6 in the same period of 1997. During the current six-month period, PHS provided revenue from the collection of bad debt, early out and secondary placements totaling $512,110 compared to $73,271 for the same period of 1997. During the current six-month period, 49,529 accounts totaling $26,664,000 were placed with UMY compared to 26,125 accounts totaling $21,301,000 placed during the same period of 1997.

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

- OTHER revenue of $84,961 for the current six-month period increased by $78,501 compared to the same period of 1997 primarily due to ADVANCE FUNDING SERVICES revenues earned from a single customer and CONSULTING SERVICES revenues earned from two customers. During the current six-month period, ADVANCE FUNDING SERVICES provided revenue totaling $27,410 compared to $2,355 in the same period of 1997 due to increased funding and repayment of funded claims from third party payors. During the current six-month period, CONSULTING SERVICES provided revenue totaling $55,925 compared $6,460 in the same period of 1997 due to increased services related primarily to compliance with regulations promulgated by HCFA as well as financial and human resources management services.

    WAGES AND BENEFITS expense increased $757,969 or 104% primarily due to increased headcount and bonus expense related to the Bonus Plan. Approximately $656,000 or 87% of this increase relates to increased headcount required to support increased processing volume as well as to enhance the management infrastructure. During the current six-month period, monthly employee headcount averaged 82 compared to 46 during the same period of 1997. Approximately $102,000 or 13% of this increase relates to key management bonus expense as a result of the Bonus Plan.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $281,801 or 151% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement, increased bonuses for UMY collectors related to increased collections and revenues, increased contract labor to temporarily fill open positions, increased recruiting expenses to fill open positions and various other expenses to support a larger customer base and increased headcount.

    OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $22,946 or 56% primarily due to the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during the same period of 1997, as well as leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY.

    PROVISION FOR DOUBTFUL ACCOUNTS expense increased $25,723 primarily due to the increase in total trade accounts receivable, as a result of increased revenues, as well as the reserve required for the balance of accounts receivable aged greater than ninety days.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $527,717 compared to $275,948 at December 31, 1997. Working capital was $551,722 and $331,552 at June 30, 1998 and December 31, 1997, respectively, and increased primarily due to increased cash and purchased claims.

    Operating activities through June 30, 1998 provided net cash of $329,212, compared to $17,687 net cash used in operating activities during the same period of 1997. This improvement is primarily due to increased net income, increased accrued liabilities and decreased trade accounts receivable partially offset by increased purchased claims.

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Investing activities through June 30, 1998, consisted of purchases of furniture, fixtures and equipment which used cash of $42,530, compared to $81,090 used in investing activities during the same period of 1997. This decrease is primarily related to the build-out of the UMY leased space in 1997 as well as other purchases of furniture and fixtures to support headcount growth of approximately 15 employees during the first six months of 1997. Greater levels of capital expenditures are anticipated later in 1998 to position the Company for continued growth opportunities in 1999.

    Financing activities through June 30, 1998, consisted of principal payments on capital lease obligations which used cash of $34,913, compared to $18,112 used in financing activities during the same period of 1997. Management anticipates that addition capital lease obligations will be necessary during the second half of 1998 or during 1999 primarily to upgrade the existing IBM AS/400 computer.

    Effective April 29, 1998, the Company has had an available line of credit under a secured credit facility (the "Credit Facility"). The maximum amount of borrowing available under the Credit Facility (the "Borrowing Base") is equal to the lesser of $200,000 or 60% of trade accounts receivable aged less than 60 days. During the current quarter, the available Borrowing Base has averaged approximately $110,000. To date, there has been no borrowings under the Facility.

    Management believes that available cash and cash equivalents, together with anticipated cash generated from operations and available borrowings under the Facility, will provide adequate funds for the Company's anticipated needs (including the anticipated needs of AHO), including working capital and capital expenditures. Management also believes that cash provided from operations will be sufficient to satisfy existing capital lease obligations as they come due. As the size and financial resources of the Company increase, additional opportunities requiring significant commitments of capital may arise. In order to pursue such opportunities, the Company may be required to incur additional debt or to issue additional potentially dilutive equity securities in the future. No assurance can be given as to the Company's ability to obtain favorable financing for future expansion opportunities.

                           PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

          None

   ITEM 2.  CHANGES IN SECURITIES

          None

   ITEM 3.  DEFAULT UPON SENIOR SECURITIES

          None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                    UNITED MEDICORP, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

   ITEM 5.  OTHER INFORMATION

          None

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNITED MEDICORP, INC.
                                     (REGISTRANT)



By:  /s/ R. Kenyon Culver                             Date: August  14, 1998
     ------------------------------------------             ----------------
     R. Kenyon Culver
     Vice President and Chief Financial Officer
     (Principal Accounting Officer)