Form 10-Q
period 1998-09-30
UNITED MEDICORP INC
filed 1998-11-20
CIK 831460

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 691-2140


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES      NO  X
                                               ---     ---

     As of November 20, 1998, there were outstanding 27,910,217 shares of Common Stock, $0.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            UNITED MEDICORP, INC.
                                  FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                              TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
                        PART I - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1998 and
           December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . .    2

          Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . .     3

          Notes to the Consolidated Financial Statements . . . . . . . . . . . .     4

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .    13

                         PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .    25
ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .    25
ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .    25
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . .    26
ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .    27
ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    27

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)      (Audited)
                                                                SEPTEMBER 30,    December 31,
                                                                    1998            1997
                                                                -------------    ------------
                         ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . $    282,861     $    275,948
   Restricted cash. . . . . . . . . . . . . . . . . . . . . . .       94,847          154,096
   Accounts receivable, net of allowance for doubtful accounts.
        of $975,721 and $11,674, respectively . . . . . . . . .      604,510          430,069
   Notes receivable . . . . . . . . . . . . . . . . . . . . . .        2,000            4,000
   Prepaid expenses and other current assets. . . . . . . . . .       19,873           20,201
                                                                ------------     ------------
      Total current assets. . . . . . . . . . . . . . . . . . .    1,004,091          884,314
Property and equipment, net . . . . . . . . . . . . . . . . . .      236,411          188,248
Other non-current assets. . . . . . . . . . . . . . . . . . . .       16,505           11,999
Goodwill, net of accumulated amortization of $4,895 . . . . . .      582,499             --
Medicare provider numbers, net of accumulated
      amortization of $5,417. . . . . . . . . . . . . . . . . .      644,583             --
                                                                ------------     ------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . .    2,484,089        1,084,561
                                                                ------------     ------------
                                                                ------------     ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable . . . . . . . . . . . . . . . . . . .      275,225           68,270
   Payable to clients . . . . . . . . . . . . . . . . . . . . .        7,597           75,135
   Accrued Medicare settlement. . . . . . . . . . . . . . . . .      459,893             --
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . .      369,655          268,423
   Deferred credit. . . . . . . . . . . . . . . . . . . . . . .         --              8,802
   Payable to funding source. . . . . . . . . . . . . . . . . .       87,250           78,961
   Current portion of long term debt. . . . . . . . . . . . . .      244,591             --
   Current portion of capital lease obligations . . . . . . . .       66,777           53,171
                                                                ------------     ------------
      Total current liabilities . . . . . . . . . . . . . . . .    1,510,988          552,762
Accrued Medicare settlement . . . . . . . . . . . . . . . . . .       80,201             --
Long term debt, excluding current portion . . . . . . . . . . .      190,955             --
Long term capital lease obligations, excluding current portion.       52,707           84,368
                                                                ------------     ------------
      Total liabilities . . . . . . . . . . . . . . . . . . . .    1,834,851          637,130
                                                                ------------     ------------

Stockholders' equity:
   Common stock; $0.01 par value; 50,000,000 shares authorized;
      28,015,764 shares and 28,015,764 shares outstanding,
      respectively. . . . . . . . . . . . . . . . . . . . . . .      280,157          280,157
   10% Cumulative convertible preferred stock; $0.01 par value;
      5,000,000 shares authorized; none issued. . . . . . . . .         --               --
   Less treasury stock at cost, 105,547 shares. . . . . . . . .     (221,881)        (221,881)
   Additional paid-in capital . . . . . . . . . . . . . . . . .   18,695,829       18,695,829
   Retained deficit . . . . . . . . . . . . . . . . . . . . . .  (18,104,867)     (18,306,674)
                                                                ------------     ------------
      Total stockholders' equity. . . . . . . . . . . . . . . .      649,238          447,431
                                                                ------------     ------------
      Total liabilities and stockholders' equity. . . . . . . . $  2,484,089     $  1,084,561
                                                                ------------     ------------
                                                                ------------     ------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                               FINANCIAL STATEMENTS

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                 -------------------------     -------------------------
                                                                    1998           1997           1998           1997
                                                                 ----------      ---------     ----------    -----------
REVENUES:
   Billing and collection services. . . . . . . . . . . . . . .  $  947,562       $735,537      3,251,460     $1,771,876

   Net patient services . . . . . . . . . . . . . . . . . . . .     403,823           --          403,823           --

   Other revenues . . . . . . . . . . . . . . . . . . . . . . .      22,930         18,730        107,891         25,190
                                                                 ----------       --------     ----------     ----------
   Total revenues . . . . . . . . . . . . . . . . . . . . . . .   1,374,315        754,267      3,763,174      1,797,066

EXPENSES:
   Wages and benefits . . . . . . . . . . . . . . . . . . . . .     911,729        548,072      2,399,120      1,277,492

   Selling, general and administrative. . . . . . . . . . . . .     243,256        144,661        711,563        332,662

   Professional fees. . . . . . . . . . . . . . . . . . . . . .      95,737         (5,687)       125,092         23,745

   Office, vehicle and equipment rental . . . . . . . . . . . .      57,058         23,694        119,165         62,854

   Provision for doubtful accounts. . . . . . . . . . . . . . .      92,164           --          119,078           --

   Depreciation and amortization. . . . . . . . . . . . . . . .      34,312         31,052         77,441         76,830

   Interest, net. . . . . . . . . . . . . . . . . . . . . . . .       6,633          2,602          9,908          6,128

   Other (income) expense, net. . . . . . . . . . . . . . . . .        --             --             --             (316)
                                                                 ----------       --------     ----------     ----------
      Total expenses. . . . . . . . . . . . . . . . . . . . . .   1,440,889        744,394      3,561,367      1,779,395
                                                                 ----------       --------     ----------     ----------
         NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .  $  (66,574)      $  9,873     $  201,807     $   17,671
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
Basic earnings (loss) per common share. . . . . . . . . . . . .  $   (.0024)      $  .0004     $    .0072     $    .0007
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
Diluted earnings (loss) per common share. . . . . . . . . . . .  $   (.0024)      $  .0004     $    .0072     $    .0007
                                                                 ----------       --------     ----------     ----------
                                                                 ----------       --------     ----------     ----------
Weighted average common shares
   outstanding. . . . . . . . . . . . . . . . . . . . . . . . .  27,910,217     27,718,913     27,910,217     26,790,803


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 ------------------------
                                                                                    1998           1997
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  201,807      $  17,671
   Adjustments to reconcile net income to net cash provided (used in)
      operating activities:
         Depreciation of fixed assets . . . . . . . . . . . . . . . . . . . . .     67,129         76,830
         Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . .      4,895             --
         Amortization of Medicare provider numbers. . . . . . . . . . . . . . .      5,417             --
         Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . .    119,078             --
         (Gain) on sales of assets. . . . . . . . . . . . . . . . . . . . . . .         --           (316)
   Changes in assets and liabilities net of effects from purchase of
         Allied Health Options, Inc.:
         (Increase) decrease in restricted cash . . . . . . . . . . . . . . . .     59,249       (176,193)
         (Increase) in purchased claims . . . . . . . . . . . . . . . . . . . .         --        (21,714)
         (Increase) in accounts receivable, gross . . . . . . . . . . . . . . .   (107,339)      (208,725)
         (Increase) decrease in notes receivable. . . . . . . . . . . . . . . .      2,000         (4,000)
         Decrease in prepaid expenses and other assets. . . . . . . . . . . . .        762         10,897
         Increase in accounts payable . . . . . . . . . . . . . . . . . . . . .      9,168         16,719
         Increase (decrease) in payable to clients. . . . . . . . . . . . . . .    (67,538)       115,389
         Increase in accrued Medicare settlement. . . . . . . . . . . . . . . .   (240,815)            --
         Increase in accrued liabilities. . . . . . . . . . . . . . . . . . . .     55,170         57,770
         Increase in payable to funding source. . . . . . . . . . . . . . . . .      8,289         77,411
         (Decrease) in deferred credits . . . . . . . . . . . . . . . . . . . .     (8,802)       (11,319)
                                                                                ----------      ---------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . .    108,470        (49,580)
                                                                                ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .    (56,925)      (118,068)
   Acquisition of Allied Health Options, Inc., net of cash acquired . . . . . .     64,252             --
                                                                                ----------      ---------
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .      7,327       (118,068)
                                                                                ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock . . . . . . . . . . . . . . . . . . .         --        159,487
   Principal payments on long term debt . . . . . . . . . . . . . . . . . . . .    (58,291)            --
   Principal payments on capital lease obligations. . . . . . . . . . . . . . .    (50,593)       (42,729)
                                                                                ----------      ---------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .   (108,884)       116,758
                                                                                ----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .      6,913        (50,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .    275,948        188,868
                                                                                ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . . . . $  282,861      $ 137,978
                                                                                ----------      ---------
                                                                                ----------      ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   15,829      $   4,497
Non-cash investing and financing activities:
   Additions to capital lease obligations . . . . . . . . . . . . . . . . . . . $   32,538      $  41,133
   On August 7, 1998, United Medicorp, Inc. acquired 100% of the common stock of Allied Health Options, Inc. for $1.  In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired, including Medicare provider numbers . . . . . $  931,202
   Purchase accounting goodwill . . . . . . . . . . . . . . . . . . . . . . . .    587,394
   Cash paid for common stock . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
                                                                                ----------
   Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,518,595
                                                                                ----------
                                                                                ----------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
NOTE 1.  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United MoneyCorp. Inc. ("UMY"), and Allied Health Options, Inc. ("AHO"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

          On August 7, 1998, UMC acquired 100% of the common stock of AHO, an Alabama corporation, engaged in the business described below. AHO was incorporated as an subchapter S corporation in the State of Alabama on February 7, 1996 to provide: outpatient services, including specialized outpatient services for children, the elderly, individuals who are chronically mentally ill, and residents of the community mental health services area who have been discharged from inpatient treatment at a mental health facility; twenty four hour a day emergency care services; day treatment, other partial hospitalization services, or psychosocial rehabilitation services; screening for patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operates three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM, located in Mobile, Alabama, began operations on March 8, 1996. CCBH, located in Oxford, Alabama, began operations on August 26, 1996. PCBH, located in Pensacola, Florida, began operations on October 9, 1996. BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare Part A effective October 2, 1996.

          The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include: the allowance for bad debt with respect to AHO accounts receivable, the accrued Medicare settlement and the amortization periods for goodwill and capitalized Medicare provider numbers. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

                       UNITED MEDICORP, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.   SEGMENT REPORTING

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS did not affect results of operations or financial position but did affect the disclosure of segment information.

          Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary services. UMY provides early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care BUSINESS OFFICE SERVICES segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY. On August 7, 1998, UMC acquired 100% of the common stock of AHO. AHO provides direct partial hospitalization and outpatient behavioral services programs and derives a substantial portion of its revenues and cash flows from cost based Medicare reimbursement supplemented by Medicaid and commercial insurance payments. AHO is organized into one reportable BEHAVIORAL HEALTH SERVICES segment.

          UMC evaluates the performance of its segments and allocates resources to them based on revenues and net income. Segment data includes a "home office" allocation of certain UMC corporate costs related to AHO. There are no inter-segment sales.

          In the following reportable segment table, the column heading "Three Month Period Ended September 30, 1998" includes Business Office Services for the three months ended September 30, 1998 and Behavioral Health Services for the two months ended September 30, 1998. The column heading "Nine Month Period Ended September 30, 1998" includes Business Office Services for the nine months ended September 30, 1998 and Behavioral Health Services for the two months ended September 30, 1998.

                   UNITED MEDICORP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Information for the Business Office Services and Behavioral Health Services segments is as follows:

                                                     THREE                         NINE
                                                     MONTH          THREE          MONTH           NINE
                                                     PERIOD        MONTHS          PERIOD         MONTHS
                                                     ENDED          ENDED          ENDED          ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------------     -------------------------
                                                     1998            1997           1998           1997
                                                   ----------       --------     ----------     ----------
EXTERNAL REVENUE:
   Business Office Services. . . . . . . . . . . . $  970,492       $754,267     $3,359,351     $1,797,066
   Behavioral Health Services. . . . . . . . . . .    403,823             --        403,823           --
                                                   ----------       --------     ----------     ----------
                                                    1,374,315        754,267      3,763,174      1,797,066
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
OPERATING EXPENSES:
   Business Office Services. . . . . . . . . . . .    967,879        710,740      3,015,039      1,696,437
   Behavioral Health Services. . . . . . . . . . .    339,901             --        339,901             --
                                                   ----------       --------     ----------     ----------
                                                    1,307,780        710,740      3,354,940      1,696,437
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
MEDICARE HOME OFFICE COSTS ALLOCATION:
   Business Office Services. . . . . . . . . . . .    (50,000)            --        (50,000)            --
   Behavioral Health Services. . . . . . . . . . .     50,000             --         50,000             --
                                                   ----------       --------     ----------     ----------
                                                           --             --             --             --
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
PROVISION FOR DOUBTFUL ACCOUNTS:
   Business Office Services. . . . . . . . . . . .         --             --         26,914             --
   Behavioral Health Services. . . . . . . . . . .     92,164             --         92,164             --
                                                   ----------       --------     ----------     ----------
                                                       92,164             --        119,078             --
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
FIXED ASSETS DEPRECIATION:
   Business Office Services. . . . . . . . . . . .     22,604         30,316         65,733         74,621
   Behavioral Health Services. . . . . . . . . . .      1,396             --          1,396             --
                                                   ----------       --------     ----------     ----------
                                                       24,000         31,052         67,129         76,830
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
MEDICARE PROVIDER NUMBER AND GOODWILL AMORTIZATION:
   Business Office Services. . . . . . . . . . . .         --             --             --             --
   Behavioral Health Services. . . . . . . . . . .         --             --             --             --
   Adjustments/eliminations. . . . . . . . . . . .     10,312            736         10,312          2,209
                                                   ----------       --------     ----------     ----------
                                                       10,312            736         10,312          2,209
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
INTEREST EXPENSE:
   Business Office Services. . . . . . . . . . . .      3,210          4,161          8,229         11,239
   Behavioral Health Services. . . . . . . . . . .      7,600             --          7,600             --
                                                   ----------       --------     ----------     ----------
                                                       10,810          4,161         15,829         11,239
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
INTEREST (INCOME)
   Business Office Services. . . . . . . . . . . .     (4,177)        (1,559)        (5,921)        (5,111)
   Behavioral Health Services. . . . . . . . . . .         --             --             --             --
                                                   ----------       --------     ----------     ----------
                                                       (4,177)        (1,559)        (5,921)        (5,111)
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------
NET INCOME (loss)
   Business Office Services. . . . . . . . . . . .     30,976          9,873        299,357         17,671
   Behavioral Health Services. . . . . . . . . . .    (87,238)            --        (87,238)            --
   Adjustments/eliminations. . . . . . . . . . . .    (10,312)            --        (10,312)            --
                                                   ----------       --------     ----------     ----------
                                                   $  (66,574)      $  9,873     $  201,807     $   17,671
                                                   ----------       --------     ----------     ----------
                                                   ----------       --------     ----------     ----------

                   UNITED MEDICORP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                        AT                AT
                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1998             1997
                                                   -------------     ------------
CASH:
   Business Office Services. . . . . . . . . . . .  $   215,394       $275,948
   Behavioral Health Services. . . . . . . . . . .       67,467             --
                                                    -----------       --------
                                                        282,861        275,948
                                                    -----------       --------
                                                    -----------       --------
ACCOUNTS RECEIVABLE, NET:
   Business Office Services. . . . . . . . . . . .      381,129        430,069
   Behavioral Health Services. . . . . . . . . . .      223,381             --
                                                    -----------       --------
                                                        604,510        430,069
                                                    -----------       --------
                                                    -----------       --------
MEDICARE PROVIDER NUMBERS AND GOODWILL, NET:
   Business Office Services. . . . . . . . . . . .           --             --
   Behavioral Health Services. . . . . . . . . . .           --             --
   Adjustments/eliminations. . . . . . . . . . . .    1,227,082             --
                                                    -----------       --------
                                                      1,227,082             --
                                                    -----------       --------
                                                    -----------       --------
OTHER ASSETS:
   Business Office Services. . . . . . . . . . . .      736,668        378,544
   Behavioral Health Services. . . . . . . . . . .       31,966             --
   Adjustments/eliminations. . . . . . . . . . . .     (398,998)            --
                                                    -----------       --------
                                                        369,636        378,544
                                                    -----------       --------
                                                    -----------       --------
CURRENT INSTALLMENTS ON LONG TERM DEBT:
   Business Office Services. . . . . . . . . . . .       66,777         53,171
   Behavioral Health Services. . . . . . . . . . .      244,591             --
                                                    -----------       --------
                                                        311,368         53,171
                                                    -----------       --------
                                                    -----------       --------
LONG TERM DEBT, EXCLUDING CURRENT PORTION:
   Business Office Services. . . . . . . . . . . .       52,707         84,368
   Behavioral Health Services. . . . . . . . . . .      190,955             --
                                                    -----------       --------
                                                        243,662         84,368
                                                    -----------       --------
                                                    -----------       --------
ACCRUED MEDICARE SETTLEMENT:
   Business Office Services. . . . . . . . . . . .           --             --
   Behavioral Health Services. . . . . . . . . . .      540,094             --
                                                    -----------       --------
                                                        540,094             --
                                                    -----------       --------
                                                    -----------       --------
OTHER LIABILITIES:
   Business Office Services. . . . . . . . . . . .      466,919        499,591
   Behavioral Health Services. . . . . . . . . . .      671,805             --
   Adjustments/eliminations. . . . . . . . . . . .     (398,997)            --
                                                    -----------       --------
                                                        739,727        499,591
                                                    -----------       --------
                                                    -----------       --------
STOCKHOLDER'S EQUITY:
   Business Office Services. . . . . . . . . . . .      746,788        447,431
   Behavioral Health Services. . . . . . . . . . .   (1,324,631)            --
   Adjustments/eliminations. . . . . . . . . . . .    1,227,081             --
                                                    -----------       --------
                                                    $   649,238       $447,431
                                                    -----------       --------
                                                    -----------       --------

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3.   ACCOUNTS RECEIVABLE - AHO

          Accounts receivable represent amounts due from third-party payors for services provided. Such amounts are recorded net of contractual allowances, indigent write-off, provision for doubtful accounts and the accrued Medicare settlement.

NOTE 4.   GOODWILL

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over the expected useful life which is twenty years. This amortization period has not been reviewed by the Company's independent accountants and is therefore subject to change. It is the Company's policy to periodically review the net realizable value of goodwill through an assessment of the estimated future cash flows related to goodwill to determine whether future cash flows over the remaining estimated useful life of goodwill provide for its recovery. In the event that goodwill is found to be carried at an amount in excess of estimated future cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment to a level commensurate with a discounted cash flow analysis. As of November 20, 1998, the Company had not performed an impairment analysis.

NOTE 5.   MEDICARE PROVIDER NUMBERS

          Medicare provider numbers are recorded at estimated fair market value at the date of the acquisition of AHO and are amortized using the straight-line over the expected useful life which is twenty years. This amortization period has not been reviewed by the Company's independent accountants and is therefore sunbject to change. It is the Company's policy to periodically review the net realizable value of the Medicare provider numbers through an assessment of the estimated future cash flows related to the Medicare provider numbers to determine whether future cash flows over the remaining estimated useful life of the Medicare provider numbers provide for its recovery. In the event that the Medicare provider numbers is found to be carried at an amount in excess of estimated future cash flows, undiscounted and without interest, then the Medicare provider numbers will be adjusted for impairment to a level commensurate with the current fair market value. As of November 20, 1998, the Company had not performed an impairment analysis.

NOTE 6.   ACCRUED MEDICARE SETTLEMENT

          AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1997 and 1996. These cost reports were filed with the fiscal intermediaries using unaudited financial information. The accrued Medicare settlement includes estimates representing probable differences between the unaudited financial information used to complete the 1997 and 1996 cost reports as compared to the preliminary financial statements currently being audited for the two years ended December 31, 1997. The balance also includes Medicare adjustments and reserves primarily related to Medicare reimbursable bad debt and changes in the interim reimbursement rate which are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined.

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7.   NOTES PAYABLE

     Long-term debt consists of:

                                                               September 30,
                                                                   1998
                                                               -------------
     Vendor Note, bearing interest at 7.75% per annum,
        monthly installments of $9,347, secured (Note 11). .     $269,424
     1996 Medicare Overpayment, bearing interest at
        13.5% per annum, monthly installments of
        $12,500, secured (Note 11) . . . . . . . . . . . . .      166,122
                                                                 --------
        Total long-term debt . . . . . . . . . . . . . . . .      435,546
     Less current installments . . . . . . . . . . . . . . .      244,591
                                                                 --------
     Long-term debt, excluding current installments. . . . .     $190,955
                                                                 --------
                                                                 --------

NOTE 8.   NET PATIENT SERVICES REVENUE - AHO

          Net patient services revenue is reported at the estimated net realizable amounts from third-party payors and patients for services rendered, including contractual adjustments, indigent write-off and the accrued Medicare settlement

          Certain partial hospitalization services costs related to Medicare beneficiaries are reimbursed to AHO from Medicare based on a cost reimbursement methodology. AHO is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by AHO and audits thereof by the Medicare fiscal intermediaries.

          Net patient services revenue, as reported in the accompanying Consolidated Statements of Operations for the two months ended September 30, 1998, consists of:

                                                                 Two Months
                                                                    Ended
                                                                September 30,
                                                                     1998
                                                                -------------
     Gross patient charges . . . . . . . . . . . . . . . . .       $887,719
     Deductions from gross patient charges:
        Contractual adjustments. . . . . . . . . . . . . . .        505,229
        Indigent write-off . . . . . . . . . . . . . . . . .         42,560
        Accrued Medicare settlement. . . . . . . . . . . . .        (63,893)
                                                                   --------
     Net patient services revenue. . . . . . . . . . . . . .       $403,823
                                                                   --------
                                                                   --------

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.   OTHER REVENUES

          Other revenues consists primarily of consulting and advance funding fees. Consulting fees are recognized as services are rendered. Advance funding fees are recognized upon receipt of payment of funded claims from a third party payor.

NOTE 10.  BAD DEBT EXPENSE

          AHO bad debt expense is comprised of estimates of non-Medicare claims that may not be collectible. Upon acquisition, due to the lack of a uniform policy regarding bad debt reserve estimates, the following policy was implemented for non-Medicare claims

               Claim Age (days)    Reserve (%)
               ----------------    -----------
                     > 120             100
                    91-120              75
                     61-90              50
                     30-60              25

          UMC accounts receivable are reserved on an account by account basis. In general, accounts aged greater than 120 days are fully reserved.

NOTE 11.  ASSETS PLEDGED AS COLLATERAL

          Effective February 19, 1997, AHO executed a Medical Claims Purchase Agreement with UMC whereby UMC purchased an undivided interest in certain AHO claims. AHO pledged all current and future accounts receivable as collateral for advances against purchased claims. At September 30, 1998, there were no outstanding advances or purchased claims for which assets had been pledged.

          On March 7, 1997, a petition for relief under title 11, chapter 7 of the US Bankruptcy Code was filed against AHO by certain vendors ("Vendors") seeking relief of unpaid claims totaling $526,861 related to: loans; advances; rentals; management; computers and other services. As final settlement of the bankruptcy petition, effective May 14, 1997, AHO and Vendors executed a promissory note (the "Vendor Note") for $384,698. As collateral for this note, AHO pledged the balance of all current and future accounts receivable in excess of $200,000. In conjunction with this pledge, UMC executed a subordination agreement with Vendors whereby UMC subordinated to Vendors its security interest in AHO's current and future accounts receivable in excess of $200,000. At September 30, 1998, accounts receivable totaling $269,424 were pledged as collateral for the Vendor Note.

          For the year ended December 31, 1996, the tentative settlement due to Medicare from BHM and CCBH for prospective reimbursement in excess of reimbursable costs totaled $217,808 and 95,232, respectively (the "1996 Medicare Overpayment"). On August 6, 1997, AHO executed a thirty month extended repayment plan with Medicare for the principal balance of $313,040. The extended repayment plan is structured so that Medicare collects its monthly payments directly from submitted

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     patient claims. The unpaid principal balance is de facto secured by future Medicare claims. At September 30, 1998, accounts receivable totaling $166,122 were pledged as collateral for the 1996 Medicare Overpayment.

NOTE 12.  CONCENTRATIONS OF MARKET AND CREDIT RISK - AHO

     Financial instruments which potentially subject AHO to concentrations of credit risk are primarily cash equivalents and net accounts receivable. It is AHO's practice to place its cash equivalents in high quality accounts.
The percentage mix of net accounts receivable from third-party payors at September 30, 1998, was:

                                                            September 30,
                                                                1998
                                                            -------------
     Medicare ............................................       46%
     Commercial insurance including Medicare secondary....       54
                                                                ----
                                                                100%
                                                                ----
                                                                ----

     AHO does not expect its payors to fail to meet their obligations and, as such, considers the credit risk associated with its net trade accounts receivable to be minimal. AHO grants credit without collateral to its patients.

     All of AHO's revenue is generated from the healthcare industry. The percentage market mix of net patient service revenue from third-party payors for two months ended September 30, 1998, was:

                                                            September 30,
                                                                1998
                                                            -------------
     Medicare including Medicare secondary................       81%
     Commercial insurance.................................        19
                                                                ----
                                                                100%
                                                                ----
                                                                ----

NOTE 13.  SUBSEQUENT EVENTS

          On October 16, 1998, the Company received notice from the Florida Medicare fiscal intermediary (the "Florida FI") indicating that a tentative settlement of $186,512 was due from PCBH for prospective reimbursement in excess of reimbursable costs for the nine months ended September 30, 1998. To avoid suspension of interim payments, the Florida FI required that this amount be repaid in full by October 31, 1998. As of the date of this filing, no payments had been made to the Florida FI due to insufficient cash and other working capital resources. Management has been informed that effective November 12, 1998, all interim payments to PCBH had been suspended until the overpayment is recovered through the submission of future Medicare claims.

          On October 27, 1998, the Company received notice from the Alabama Medicare fiscal intermediary (the "Alabama FI") indicating that BHM had been placed on one hundred percent medical review of its medical records based on certain deficiencies identified by the Alabama FI in the medical records. This review will affect all future Medicare claims submitted by BHM until such time that deficiencies are corrected. Management estimates that BHM will be required to demonstrate

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     improved quality of medical records for a period of at least three months in order to be removed from one hundred percent medical review status. During this period of time, management will vigorously pursue quality improvements in the medical records and will seek a progressively declining review percentage. Because of the medical review, it is anticipated that Medicare payments made on those claims that pass future medical review will be delayed by thirty to sixty days. Claims that do not pass medical review by the Alabama FI will be submitted for reconsideration and appeal as necessary.

          Upon receiving the forgoing notices, management implemented the following plan:

     a) Employee headcount and other expenses at PCBH and BHM have been reduced
     b) Management has requested and intends to apply to the Florida FI for an extended repayment plan. This plan if approved will allow for repayment over a period from twelve to thirty six months.
     c) Management has engaged specialized clinical oversight and quality assurance consulting services to review, render an opinion on, and where applicable, pursue reconsideration and appeal of denied claims. Ongoing medical record quality assurance and clinical oversight services will also be provided. As of the date of this report, specialized in-service CMHC training has been completed at PCBH and BHM.
     d) Management has entered into various discussions with potential sources of investment and working capital including application for an increase in its existing credit facility in order to fund near term cash requirements.
     e) Management has entered into various discussions with parties potentially interested in buying one or more of the Medicare provider numbers.

          There can be no assurance that any of these strategies can be effected on satisfactory terms. Any failure with respect to the foregoing plan will more likely than not have a material adverse effect on the Company. Should management determine that the existing plan is inadequate and/or that additional working capital cannot be raised, additional steps may be required which may include the sale of one or more of the Medicare provider numbers or termination of operations at one or more of the CMHCs.

NOTE 14.  RECLASSIFICATION

          Certain prior year balances have been reclassified to conform with current year presentation.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             GENERAL CONSIDERATIONS

     Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit 99.1 to this Form 10-Q, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Management further believes its application and refinement of electronic and computer technologies in the health care claims management industry will enable the Company to provide claims processing and receivables management services that will significantly improve its customers' cash flow.

     On August 7, 1998, UMC acquired 100% of the common stock of AHO, an Alabama corporation, engaged in the business described below. AHO was incorporated as an subchapter S corporation in the State of Alabama on February 7, 1996 to provide: outpatient services, including specialized outpatient services for children, the elderly, individuals who are chronically mentally ill, and residents of the community mental health services area who have been discharged from inpatient treatment at a mental health facility; twenty four hour a day emergency care services; day treatment, other partial hospitalization services, or psychosocial rehabilitation services; screening for patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operates three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM, located in Mobile, Alabama, began operations on March 8, 1996. CCBH, located in Oxford, Alabama, began operations on August 26, 1996. PCBH, located in Pensacola, Florida, began operations on October 9, 1996. BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare Part A effective October 2, 1996.

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

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

     To date, the Company has purchased and installed Year 2000 remediation software. This software has identified all date fields that require conversion to be Year 2000 compliant and all source code has been converted to the eight byte date field. In addition, the Year 2000 test environment has been created. Compliance testing began in August, 1998 and will continue throughout the remainder of the year. Management currently plans to complete the Year 2000 project by February 28, 1998.

                    UNITED MEDICORP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

            ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUMES

     The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services. For the thirty six months ended September 30, 1998, collections have averaged 36% of total ongoing and backlog claims:

                             1998                            1997                                   1996                    1995
                    ----------------------    ---------------------------------     -----------------------------------    ------
                                                                           QUARTER
                    -------------------------------------------------------------------------------------------------------------
                    THIRD   SECOND   FIRST    FOURTH   THIRD    SECOND    FIRST     FOURTH    THIRD    SECOND     FIRST    FOURTH
                    ------  ------  ------    ------   ------   ------   ------    ------    ------    ------    ------    ------
      UMC
----------------
Number of Claims
 Accepted for
 Processing:
   Ongoing          48,162  49,742  89,317    72,803   76,672   42,833   28,729    37,127    40,179    46,860    48,280    47,249
   Backlog               1      72   8,518    23,739   28,361      -        -         -           1         1        41     3,455
                    ------  ------  ------    ------   ------   ------   ------    ------    ------    ------    ------    ------
     Total          48,163  49,814  97,835    96,542  105,033   42,833   28,729    37,127    40,180    46,861    48,321    50,704

Gross $ Amount
 of Claims
 Accepted for
 Processing
 (000's):
   Ongoing          30,116  30,087  40,333    33,375   35,186   20,124   20,269    18,325    18,068    21,055    19,923    21,660
   Backlog               -      17   2,744     5,868    9,066        -        -         -         -         -        17     1,269
                    ------  ------  ------    ------   ------   ------   ------    ------    ------    ------    ------    ------
     Total          30,116  30,104  43,077    39,243   44,252   20,124   20,269    18,325    18,068    21,055    19,940    22,929

Collection $
 (000's)
   Ongoing          11,738  11,215  14,556    12,190    9,407   10,143    7,545     7,063     7,533     8,257     9,019     8,694
   Backlog               9     156     128       626        -        -        -         -         -         6        70        60
                    ------  ------  ------    ------   ------   ------   ------    ------    ------    ------    ------    ------
     Total          11,747  11,371  14,684    12,816    9,407   10,143    7,545     7,063     7,533     8,263     9,089     8,754

Fees Earned $
 (000's)
   Ongoing             681     729     922       733      480      428      366       376       379       386       408       447
   Backlog               1      11       9        46        -        -        -         -         -         -         3         3
                    ------  ------  ------    ------   ------   ------   ------    ------    ------    ------    ------    ------
     Total             682     740     931       778      480      428      366       376       379       386       411       450

Average Fee %
   Ongoing             5.8%    6.4%    6.3%      6.0%     5.1%     4.2%     4.9%      5.3%      5.0%      4.7%      4.5%      5.1%
   Backlog            11.0%    7.1%    7.0%     13.7%       -        -        -         -         -         -       4.3%      5.0%

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

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                   COLLECTION AGENCY SERVICES - PROCESSING VOLUME

     The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY. For the twenty one months ended September 30, 1998, collections have averaged 12% of total accounts. Collection fees percentages charged to the customer vary for the three different placement categories: bad debt, early out, and second placements.

                               1998                           1997                                  1996                    1995
                     -----------------------   ---------------------------------    -----------------------------------    ------
                                                             QUARTER
                     ------------------------------------------------------------------------------------------------------------
                     THIRD    SECOND   FIRST   FOURTH   THIRD    SECOND    FIRST    FOURTH    THIRD    SECOND     FIRST    FOURTH
                     -----    ------   -----   ------   -----    ------    -----    ------    -----    ------     -----    ------
     UMY
------------------
Number of Accounts
 Accepted for
 Collection:         31,861   22,130   27,399  27,177   27,801   22,209    3,916     N/A       N/A       N/A       N/A       N/A

  Gross $Amount
   of Accounts
   Accepted for
   Collection
   (000's)           11,664   12,370   14,294  14,543   14,965   19,037    2,264     N/A       N/A       N/A       N/A       N/A

  Collection $
   (000's)            2,282    2,653    2,305   1,994      784      632       96     N/A       N/A       N/A       N/A       N/A

  Fees Earned
   (000's)              232      263      270     196      182       79       20     N/A       N/A       N/A       N/A       N/A

  Average Fee %        10.2     9.9%    11.8%    9.8%    23.2%    12.5%    20.8%     N/A       N/A       N/A       N/A       N/A

     For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer.

                               RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                             Three Months Ended      Nine Months Ended
                                               September 30,            September 30,
                                             ------------------      -----------------
                                             1998         1997        1998        1997
                                             -----        ----        ----        ----
     Revenue                                  100%        100%        100%        100%
                                             -----        ----        ----        ----
     Wages and benefits                       66.4        72.7        63.9        71.2
     Selling, general and administrative      17.8        19.1        19.0        18.6
     Office and equipment rental               4.2         3.0         3.2         3.6
     Depreciation and amortization             2.5         4.0         2.0         4.4
     Professional fees                         7.1        (0.1)        3.3         1.4
     Provision for doubtful accounts           6.8           -         3.2           -
     Interest, and other (income) expense        -           -           -           -
                                             -----        ----        ----        ----
     Total expenses                          104.8        98.7        94.6        99.2
                                             -----        ----        ----        ----
     Net income (loss)                       (4.8%)       1.3%        5.4%        0.8%
                                             -----        ----        ----        ----
                                             -----        ----        ----        ----

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

     REVENUES increased $620,048, or 82% primarily due to the following:

- UMC ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $620,739 in the current quarter increased by $163,577 compared to the same quarter of 1997. This increase is primarily the result of the May 5, 1997 agreement with the Washington Hospital Center ("WHC") to provide ongoing accounts receivable management services to certain physician groups served by the WHC Physician Billing Department ("WHCPBD"). During the current quarter, the WHCPBD ongoing agreement provided revenue totaling $185,508 compared to no such revenue during the same quarter of 1997. During the current quarter, 28,900 physician claims totaling $9.8 million were placed compared to 13,000 physician claims totaling $4.8 million placed during the same quarter of 1997. Due to the start-up process for the WHCPBD agreement and the associated payment lag time, payments on physician claims placed with UMC in the third quarter of 1997, began in October, 1997. Revenue derived from these payments also began in October, 1997. Revenue from the WHCPBD agreement exceeded management's estimation of approximately $160,000 for the current quarter primarily due to a larger claim volume than was originally anticipated and trailing fees earned as the claim inventory is worked. Assuming that there are no significant changes in the volume and mix of claims placed by WHCPBD, management believes that the WHCPBD agreement will continue to generate revenues of approximately $150,000 in the fourth quarter of 1998.

     During the current quarter, the WHC Hospital Billing Department ("WHCHBD") agreement provided revenue totaling $411,315 compared to $394,654 during the same quarter of 1997. During the current quarter, 29,600 claims totaling $22.2 million were placed compared to 31,900 claims totaling $20.2 million placed during the same quarter of 1997. Assuming that there are no significant changes in the volume and mix of claims placed by WHCHBD, management believes that the WHCHBD agreement will generate revenues of approximately $420,000 in the fourth quarter of 1998.

     During the current quarter, other ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES customers provided revenue totaling $27,066 compared to $62,527 during the same quarter of 1997 primarily due to the loss of $9,000 per month in billing revenue previously generated from AHO as well as other changes in the customer base. Assuming that there are no significant changes in the volume and mix of accounts placed from other customers, or change in the existing customer base, management believes that other customers will generate revenues of approximately $25,000 in the fourth quarter of 1998.

- UMY COLLECTION AGENCY SERVICES revenue of $233,329 in the current quarter increased by $54,963 compared to the same quarter of 1997 primarily due to increased collections of early out and bad debt accounts. UMY collector headcount averaged 14 in the third quarter of each year. During the current quarter, 31,900 accounts totaling $11.6 million were placed with UMY compared to 27,800 accounts totaling $15 million placed during the same quarter of 1997. During the current quarter, one customer provided revenue from the collection of bad debt, early out and secondary placements totaling $214,078 compared to $168,324 during the same quarter of 1997. Assuming that there are no significant changes in the volume and mix of accounts placed with UMY or change in the

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     existing customer base, management believes that UMY will continue to generate revenues of approximately $175,000 in the fourth quarter of 1998. Management continues to emphasize customer base growth in order to expand its market presence and to reduce concentration risk. To that extent, during the first quarter of 1998, the UMY sales force expanded into central and south Texas. There can be no assurance that the expanded sales force will produce significant new revenues during the remainder of the year. UMY serviced an average of 11 active customers during the current quarter compared to 7 during the same quarter of 1997.

- OTHER revenue of $22,930 in the current quarter increased by $4,200 compared to the same quarter of 1997 primarily due to ADVANCE FUNDING SERVICES revenues earned from a single customer and CONSULTING SERVICES revenues earned from two customers. During the current quarter, ADVANCE FUNDING SERVICES provided no revenue compared to $4,599 in the same quarter of 1997 due to decreased funding and repayment of funded claims from third party payors. During the current quarter, CONSULTING SERVICES provided revenue totaling $23,218 compared to $16,513 in the same quarter of 1997 due to decreased services related primarily to compliance with regulations promulgated by HCFA as well as financial and human resources management services. Assuming that there is no change in the existing customer base, management believes that Other revenues will continue at approximately $12,000 in the fourth quarter of 1998.

- On August 7, 1998 UMC acquired 100% of the common stock of AHO. AHO NET PATIENT SERVICES revenue for the two months ended September 30, 1998, totaled $403,823.

     WAGES AND BENEFITS expense increased $363,657 or 66% primarily due to the acquisition of AHO, increased headcount exclusive of the AHO acquisition, increased bonuses for UMY collectors related to increased UMY collections and revenues, and bonus expense related to the 1998 Key Management Bonus Plan (the "Bonus Plan"). Approximately $198,000 or 55% of this increase relates to the AHO acquisition which increased headcount by a monthly average of 21 for the two months ended September 30, 1998. Approximately $190,000 or 52% of this increase relates to increased headcount, excluding AHO headcount, required to support increased processing volume as well as to enhance the management infrastructure. During the current quarter, monthly employee headcount, including AHO, averaged 97 compared to 65 during the same quarter of 1997. Approximately $40,000 or (11%) of key management bonus expense was reversed in the current quarter based on the expected 1998 results of consolidated UMC. Approximately $16,000 or 4% of this increase relates to UMY collector bonuses. Excluding AHO, it is managements' current intention to maintain headcount at the existing level for the remainder of 1998 assuming no significant changes to the existing revenue stream. AHO total headcount has been reduced from 21 at September 30, 1998, to 15 at November 14, 1998, as a result of the delay in Medicare claim payments as more fully explained in Note 13 included in the attached Notes to the Consolidated Financial Statements and in the following Liquidity and Capital Resources item of this Form 10-Q. Future headcount adjustments are subject to change based on unexpected changes in the revenue stream.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $98,595 or 68% primarily due to the acquisition of AHO, increased travel associated with supporting existing customers and developing new business, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement, increased contract labor to temporally fill open positions, increased recruiting expenses related to open positions and various other expenses to support a larger customer base and

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

increased headcount. For the two months ended September 30, 1998, approximately $44,500 or 45% of this increase relates to the AHO acquisition.

     PROFESSIONAL FEES expense increased $101,424 primarily due to the AHO acquisition and the reversal of accrued legal fees during the same quarter of 1997. For the two months ended September 30, 1998, approximately $76,500 or 75% of this increase relates to the AHO acquisition. AHO professional fees are primarily related to Medicare regulatory consulting services, financial statement audit expenses related to the acquisition as well as accruals for the audit for the year ending December 31, 1998, and quality assurance and clinical oversight consulting services. Of the $77,000 in AHO professional fees, a one-time expense of $55,000 is included related to the audit of the AHO financial statements for the two years ended December 31, 1997.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $33,364 or 141% primarily due to the acquisition of AHO, the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during the same quarter of 1997, as well as leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY. For the two months ended September 30, 1998, approximately $21,000 or 63% of this increase relates to the AHO acquisition. The Company's existing Dallas office space is near capacity. Should the Company continue to grow, management believes that additional office space in Dallas will be required within the next six months. Given that current market rates on leased office space have increased significantly from the rates that were in effect when the Company signed its current lease agreements in 1995, management believes that the rate per square foot will be approximately 50% higher than the rate paid on the Company's current office space.

     PROVISION FOR DOUBTFUL ACCOUNTS expense increased $92,164 due to the AHO acquisition.

     DEPRECIATION AND AMORTIZATION expense increased $3,260 or 10% primarily due to additional depreciation and amortization expense related to AHO fixed assets, Medicare provider numbers and goodwill amortization related to the AHO acquisition partially offset by a decrease in UMC depreciation expense primarily related to UMC's AS/400 which was fully depreciated at December 31, 1997. For the two months ended September 30, 1998, AHO's fixed asset depreciation, goodwill and Medicare provider number amortization totaled $1,396, $4,895 and $5,417, respectively.

     INTEREST, NET increased $4,031 or 155% primarily due to the AHO acquisition. For the two months ended September 30, 1998, approximately $7,600 or 189% of this increase relates to AHO debt partially offset by a decrease of $3,569 related to the reduction in capital lease obligations due to normal recurring installment payments.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES increased $1,966,108, or 109%  primarily due to the following:

- UMC ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $2,195,316 for the current nine-month period increased by $983,329 compared to the same period of 1997 primarily due to the aforementioned May 5, 1997 agreement with WHCPBD. During the current nine-month period, the WHCPBD agreement provided revenue totaling $817,318 compared to no such revenue during the

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     same period of 1997. During the current nine-month period, 100,900 physician claims totaling $32.8 million were accepted for processing compared to 13,000 physician claims totaling $4.8 million accepted for processing during the same period of 1997. Due to the start-up process for the WHCPBD agreement and the associated payment lag time, payments on physician claims accepted for processing with UMC in the third quarter, began in October, 1997. Revenue derived from these payments also began in October, 1997.

     During the current nine-month period, the WHCHBD agreement provided revenue totaling $1,183,204 compared to $1,088,228 during the same period of 1997. During the current nine-month period, 92,200 claims totaling $64.7 million were accepted for processing compared to 86,400 claims totaling $51.4 million accepted for processing during the same period of 1997.

     During the current nine-month period, other ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES customers provided revenue totaling $197,944 compared to $123,778 during the same period of 1997 primarily due to the full nine-month effect of two customers signed in September, 1997 partially offset by the loss of $9,000 per month in billing revenue previously generated from AHO as well as other changes in the customer base.

- UMY COLLECTION AGENCY SERVICES revenue of $766,918 for the current nine-month period increased by $489,532 compared to the same period of 1997 primarily due to the full nine-month effect in 1998 of a significant customer agreement signed in the second quarter of 1997 as well as an increase in UMY collectors. UMY collector headcount increased to an average of 14 in the current nine-month period compared to 9 in the same period of 1997. During the current nine-month period, 81,400 accounts totaling $38.3 million were placed with UMY compared to 53,900 accounts totaling $36.3 million placed during the same period of 1997. During the current nine-month period, one customer provided revenue from the collection of bad debt, early out and secondary placements totaling $726,188 compared to $241,595 for the same period of 1997 primarily due to the full nine-month effect of the agreement in 1998 compared to an approximate five-month effect of the agreement in 1997.

- OTHER revenue of $107,891 for the current nine-month period increased by $82,701 compared to the same period of 1997 primarily due to ADVANCE FUNDING SERVICES revenues earned from a single customer and CONSULTING SERVICES revenues earned from two customers. During the current nine-month period, ADVANCE FUNDING SERVICES provided revenue totaling $27,410 compared to $8,677 in the same period of 1997 due to increased funding and repayment of funded claims from third party payors. During the current nine-month period, CONSULTING SERVICES provided revenue totaling $80,481 compared $16,513 in the same period of 1997 due to increased services related primarily to compliance with regulations promulgated by HCFA as well as general financial and human resources management services.

- On August 7, 1998 UMC acquired 100% of the common stock of AHO. AHO NET PATIENT SERVICES revenue for the two months ended September 30, 1998, totaled $403,823.

     WAGES AND BENEFITS expense increased $1,121,628 or 88% primarily due to the acquisition of AHO, increased headcount exclusive of the AHO acquisition, increased bonuses for UMY collectors related to increased UMY collections and revenues, and bonus expense related to the Bonus Plan. Approximately $786,000 or 72% of this increase relates to increased headcount, excluding AHO

                  UNITED MEDICORP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

headcount, required to support increased processing volume as well as to enhance the management infrastructure. Approximately $198,000 or 18% of this increase relates to the AHO acquisition which increased headcount by a monthly average of 21 during the two months ended September 30, 1998. Approximately $62,000 or 6% of this increase relates to key management bonus expense as a result of the Bonus Plan. Approximately $46,000 or 4% of this increase relates to UMY collector bonuses. During the current nine-month period, monthly employee headcount, including AHO, averaged 87 compared to 51 during the same period of 1997.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $378,901 or 114% primarily due to the acquisition of AHO, increased travel associated with supporting existing customers and developing new business, increased expenses related to the Year 2000 remediation plan, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement, increased contract labor to temporarily fill open positions, increased recruiting expenses related to open positions and various other expenses to support a larger customer base and increased headcount. For the two months ended September 30, 1998, approximately $44,500 or 12% of this increase relates to the AHO acquisition.

     PROFESSIONAL FEES expense increased $101,347 or 427% primarily due to the AHO acquisition and the reversal of accrued legal fees during the same quarter of 1997. For the two months ended September 30, 1998, approximately $77,000 or 76% of this increase relates to the AHO acquisition.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $56,311 or 90% primarily due to the acquisition of AHO, the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during the same period of 1997, as well as leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY. For the two months ended September 30, 1998, approximately $21,000 or 37% of this increase relates to the AHO acquisition.

     PROVISION FOR DOUBTFUL ACCOUNTS expense increased $119,078 primarily due to the AHO acquisition. For the two months ended September 30, 1998, $92,000 or 77% of this increase relates to the AHO acquisition.

     DEPRECIATION AND AMORTIZATION expense increased $611 or 1% primarily due to additional depreciation and amortization expense related to AHO fixed assets, Medicare provider numbers and goodwill depreciation related to the AHO acquisition partially offset by a decrease in UMC depreciation expense primarily related to UMC's AS/400 which was fully depreciated at December 31, 1997. For the two months ended September 30, 1998, AHO's fixed asset depreciation, goodwill and Medicare provider number amortization totaled $1,396, $4,895 and $5,417, respectively.

     INTEREST, NET increased $3,780 or 62% primarily due to the AHO acquisition. For the two months ended September 30, 1998, approximately $7,600 or 201% of this increase relates to the AHO acquisition partially offset by a decrease of $3,820 related to the reduction in UMC capital lease obligations due to normal recurring installment payments.

LIQUIDITY AND CAPITAL RESOURCES

                    UNITED MEDICORP. INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     At September 30, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $282,861 compared to $275,948 at December 31, 1997. Working capital was ($506,897) and $331,552 at September 30, 1998 and December 31, 1997, respectively. Working capital decreased in conjunction with the acquisition of AHO which included the assumption of current liabilities in
excess of the fair market value of current assets.   Significant AHO current
liabilities assumed include trade accounts payable, the accrued Medicare settlement, and the current portion of long term debt. At September 30, 1998, these liabilities totaled $202,652, $459,893 and 244,591, respectively.

     Operating activities through September 30, 1998 provided net cash of $108,470, compared to $49,580 net cash used in operating activities during the same period of 1997. This improvement is primarily due to decreased trade accounts receivable, increased net income, increased non-cash depreciation and amortization expense, and increased accrued liabilities partially offset by payments made since the AHO acquisition on the accrued Medicare settlement. For the nine months ended September 30, 1998, cash flow from operations was adequate to cover all capital resources and liquidity requirements.

     Investing activities through September 30, 1998, consisted of the acquisition of AHO and purchases of furniture, fixtures and equipment which provided cash of $7,327 compared to $118,068 used in investing activities during the same period of 1997. This increase is primarily due to net cash of $64,252 provided from AHO upon acquisition and an overall reduction for capital expenditures.

     Financing activities through September 30, 1998, consisted of principal payments on capital lease obligations and long term debt which used cash of $108,884, compared to $116,758 provided by financing activities during the same period of 1997. This decrease is primarily due to the net proceeds of $159,487 provided from the sale of common stock completed during the third quarter of 1997 and the additional debt service for AHO.

     Effective April 29, 1998, the Company has had an available line of credit under a secured credit facility (the "Credit Facility"). The maximum amount of borrowing available under the Credit Facility (the "Borrowing Base") is equal to the lesser of $200,000 or 60% of trade accounts receivable aged less than 60 days. For the three and five months ended September 30, 1998, the available Borrowing Base has averaged approximately $157,000 and $120,000, respectively. On September 30, 1998, the interest rate on this facility was reduced from 9.5% to 9.25% due to the decrease in the base rate of the Wall Street Journal. On November 17, 1998, $125,000 was drawn from the Facility. At November 20, 1998, there were no borrowings under the Facility.

     For various periods of time during the twelve months ending September 30, 1999, management anticipates the possibility that cash requirements could exceed currently existing cash on hand, cash to be generated from operations and the Borrowing Base. These periods of liquid deficiency are attributed to the following circumstances:

1.) On October 16, 1998, the Company received notice from the Florida Medicare fiscal intermediary (the "Florida FI") indicating that a tentative settlement of $186,512 was due from PCBH for prospective reimbursement in excess of reimbursable costs for the nine months ended September 30, 1998. To avoid suspension of interim payments, the Florida FI required that this amount be repaid in full by October 31, 1998. As of the date of this filing, no payments had been made to the Florida FI due to insufficient cash

                    UNITED MEDICORP. INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


and other working capital resources. Management has been informed that effective November 12, 1998, all interim payments to PCBH had been suspended until the overpayment is recovered through the submission of future Medicare claims.

2.) On October 27, 1998, the Company received notice from the Alabama Medicare fiscal intermediary (the "Alabama FI") indicating that BHM had been placed on one hundred percent medical review of its medical records based on certain deficiencies identified by the Alabama FI in the medical records. This review will affect all future Medicare claims submitted by BHM until such time that deficiencies are corrected. Management estimates that BHM will be required to demonstrate improved quality of medical records for a period of at least three months in order to be removed from one hundred percent medical review status. During this period of time, management will vigorously pursue quality improvements in the medical records and will seek a progressively declining review percentage. Because of the medical review, it is anticipated that Medicare payments made on those claims that pass future medical review will be delayed by thirty to sixty days. Claims that do not pass medical review by the Alabama FI will be submitted for reconsideration and appeal as necessary.

     Upon receiving the forgoing notices, management implemented the following plan:

     a) Employee headcount and other expenses at PCBH and BHM have been reduced
     b) Management has requested and intends to apply to the Florida FI for an extended repayment plan. This plan if approved will allow for repayment over a period from twelve to thirty six months.
     c) Management has engaged specialized clinical oversight and quality assurance consulting services to review, render an opinion on, and where applicable, pursue reconsideration and appeal of denied claims. Ongoing medical record quality assurance and clinical oversight services will also be provided. As of the date of this report, specialized in-service CMHC training has been completed at PCBH and BHM.
     d) Management has entered into various discussions with potential sources of investment and working capital including application for an increase in its existing credit facility in order to fund near term cash requirements
     e) Management has entered into various discussions with parties potentially interested in buying one or more of the Medicare provider numbers.

     Management estimates that due to the forgoing events, approximately $400,000 to $600,000 of working capital will be required assuming that an extended repayment is approved by the Florida FI.

3.) AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1997 and 1996. These cost reports were filed with the fiscal intermediaries using unaudited financial information. Management has accrued estimated reserves of $360,000 for probable differences between the unaudited financial information used to complete the cost reports as compared to the preliminary financial statements currently being audited for the two years ended December 31, 1997. Additional differences that are not currently known or reserved may arise due to differences in interpretation of Medicare reimbursement regulations. The financial impact related to reimbursement interpretation differences cannot currently be estimated. The Medicare audit for BHM and CCBH began on November 16, 1998. The accrual balance related to BHM and CCBH totals $280,000. Should this estimate be supported by the results of the Medicare

                    UNITED MEDICORP. INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


audit, management believes that payment in full will be requested by the Alabama FI on or about December 31, 1998.

     Possible sources of cash anticipated to cover possible periods of liquid deficiency include the following:

1.) At September 30, 1998, AHO's allowance for doubtful accounts for non-Medicare claims totals $975,000. Approximately $418,000 of this balance relates to claims with dates of service in 1998. It is management's opinion that these claims have not been collected in large part due to the inefficiency of AHO's prior management team. The current management team has not identified specific reasons why these claims have not been paid and as such, is vigorously pursuing collection. Management currently estimates that completion of this collection effort will take three to six months to complete.

2.) Management anticipates reimbursement of $100,000 - $200,000 within six months related to claims submitted for appeal to Medicare's Provider Reimbursement Review Board.

3.)   Management is seeking an increase in the existing Credit Facility.

     There can be no assurance that any of the forgoing strategies can be effected on satisfactory terms. Any failure with respect to the foregoing plan will more likely than not have a material adverse effect on the Company's liquidity and financial position. If the Company is unable to service the forgoing financial obligations as they become, it will be required to adopt alternative strategies, which may include actions such as selling assets, discontinuing the operations of one or more of the AHO CMHCs, seeking additional equity capital or delaying capital expenditures.

                             PART 11. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

                    UNITED MEDICORP. INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on August 28, 1998. Of the total 27,933,567 outstanding shares, 64% or 17,826,913 shares were represented at the meeting. The following items were voted upon:

To elect four (4) directors to hold office until the next annual election of directors by stockholders or until their respective successors shall have been duly elected and shall have been qualified:

                                                          % OF SHARES      % OF
                                                          REPRESENTED      TOTAL
                                                            AT THE      OUTSTANDING
     NOMINEE                                 VOTES FOR      MEETING        SHARES
     -------                                 ---------    ------------  -----------
     Michael P. Bumgarner. . . . . . . . . . 17,822,279      99.9%
     John F. Lewis . . . . . . . . . . . . . 17,822,291      99.9%
     Thomas H. McConnell . . . . . . . . . . 17,822,291      99.9%
     Peter W. Seaman . . . . . . . . . . . . 17,822,291      99.9%


To consider and take action on a proposal to adopt the Company's 1998 Stock Option Plan, adopted by the Board of Directors on May 15, 1998, for key employees and non-employee directors of the Company:

     Votes For . . . . . . . . . . . . . . . 10,059,528      56.4%
     Votes Against . . . . . . . . . . . . .  7,765,459
     Votes Withheld/Not Voted. . . . . . . . 10,108,580
                                             ----------
                                             27,933,567
                                             ----------
                                             ----------

To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company for the fiscal year ending December 31, 1998:

     Votes For . . . . . . . . . . . . . . . 17,769,109      99.7%
     Votes Against . . . . . . . . . . . . .     54,374
     Votes Withheld/Not Voted. . . . . . . . 10,110,084
                                             ----------
                                             27,933,567
                                             ----------
                                             ----------


To reaffirm the standby authority for a proposed reverse split under which, in the discretion of the Board of Directors, every five outstanding shares of the Company's Common Stock would be converted into one share of newly issued Common Stock. Standby authority for this proposal was previously approved at the Company's last meeting of stockholders on August 14, 1995:

     Votes For . . . . . . . . . . . . . . . 17,393,386      62.3%
     Votes Against . . . . . . . . . . . . .    431,704
     Votes Withheld/Not Voted. . . . . . . . 10,108,477
                                             ----------
                                             27,933,567
                                             ----------
                                             ----------


No other matters were voted upon at the Annual Meeting of Stockholders on August 28, 1998.

                    UNITED MEDICORP. INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

     EXHIBIT
     NUMBER                          DESCRIPTION OF EXHIBIT
     ------                          ----------------------
     99.1     Safe Harbor Compliance Statement for Forward-Looking Statements

     (B)  Reports on Form 8-K

          The Company has filed the following reports on Form 8-K during the quarter ended September 30, 1998:

     ITEM REPORTED

          Announcement of the Acquisition of 100% of the common stock of Allied Health Options, Inc.

     DATE OF EARLIEST EVENT REPORTED

          August 7, 1998

     DATE OF REPORT

          August 21, 1998

     FINANCIAL STATEMENTS FILED

          Financial Statements for AHO were not filed with the Form 8-K filed on August 21, 1998 as it was impractical to provide the required financial information at the time of filing. As disclosed in the Form 8-K filed on August 21, 1998, it was management's intent to file audited financial information and to provide pro forma financial information by amendment to the Form 8-K no later than October 19, 1998. To date, this financial information has not been filed due to unanticipated delays in the audit primarily as the result of incomplete accounting records maintained by AHO with respect to certain transactions. The audit remains ongoing; however, at this time, management cannot estimate when the audit will be completed and audited financial information and pro forma information will be filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED MEDICORP, INC.
                                           (REGISTRANT)



By: /s/ R. Kenyon Culver                              Date: November  20, 1998
   -------------------------------------------             -------------------
    R. Kenyon Culver
    Vice President and Chief Financial Officer
    (Principal Accounting Officer)