Form 10-K
period 1998-12-31
UNITED MEDICORP INC
filed 1999-04-15
CIK 831460

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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
              NONE                                NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS
                          COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

      As of March 26,1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,715,902 based on the last sales price of $0.10 per share of such stock on March 26, 1999. As of March 26, 1999 there were 27,910,217 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
                                     PART I

ITEM 1.      Business....................................................................................    3
ITEM 2.      Properties..................................................................................   12
ITEM 3.      Legal Proceedings...........................................................................   12
ITEM 4.      Submission of Matters to a Vote of Securities Holders.......................................   12

                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................   12
ITEM 6.      Selected Consolidated Financial Data........................................................   14
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......   15
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   26
ITEM 8.      Financial Statements and Supplementary Data.................................................   26
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   26

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant..........................................   27
ITEM 11.     Executive Compensation......................................................................   29
ITEM 12.     Securities Ownership of Certain Beneficial Owners and  Management...........................   31
ITEM 13.     Certain Relationships and Related Transactions..............................................   32

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   32
Signatures   ............................................................................................   36


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

      United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). The Company's principal executive offices are located at 10210 North Central Expressway, Suite 400, Dallas, Texas 75231 and its telephone number at that address is (214) 691-2140. The Company also transacts business directly through its wholly owned subsidiaries, United MoneyCorp, Inc. ("UMY") and Allied Health Options, Inc. ("AHO"). Unless the context otherwise requires, references herein to the Company include its subsidiaries and UMC-Texas.

      The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed UMY. UMY has been designated as the legal entity under which UMC operates a collection agency. Management believes that there is a large and growing market for bad debt and "early out" collection agency services, and that offering these services to the healthcare market will complement the medical claims processing and billing services already offered.

      On August 7, 1998, UMC acquired 100% of the common stock of AHO, an Alabama corporation, engaged in the business described below. AHO was incorporated as a subchapter S corporation in the State of Alabama on February 7, 1996 to provide: outpatient services, including specialized outpatient services for children, the elderly, individuals who are chronically mentally ill, and residents of the community mental health services area who have been discharged from inpatient treatment at a mental health facility; twenty four hour a day emergency care services; day treatment, other partial hospitalization services, or psychosocial rehabilitation services; screening for patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operates three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM, located in Mobile, Alabama, began operations on March 8, 1996. CCBH, located in Oxford, Alabama, began operations on August 26, 1996. PCBH, located in Pensacola, Florida, began operations on October 9, 1996. BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare

Part A effective October 2, 1996. On October 19, 1998, AHO filed Articles of Incorporation with the State of Florida whereby PCBH became a wholly owned subsidiary of AHO.

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

                        MEDICAL BILLING INDUSTRY OVERVIEW

      The U.S. healthcare industry continues to experience tremendous change as both federal and state governments as well as private industry work to bring more efficiency and effectiveness to the healthcare system. UMC's business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged payors willing to pay established prices increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., cost shifting). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables, bad debt levels and higher business office costs. Providers overcome these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. As providers experience limitations in their continued ability to shift cost in these ways, the amount of reimbursement received by UMC's clients may be reduced and UMC's rate of growth in revenues, assuming present fee levels, may decline. However, management believes UMC may benefit from providers' attempts to offset declines in profitability through seeking more effective and efficient business management services such as those provided by UMC. UMC continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

              COMMUNITY MENTAL HEALTH CENTER REGULATORY ENVIRONMENT

      The Department of Health and Human Services ("HHS") has announced new actions to ensure that Medicare beneficiaries with acute mental illness obtain quality treatment in CMHCs such as those operated by AHO, and that Medicare pay appropriately for such services. As part of a comprehensive action plan, HHS Health Care Financing Administration ("HCFA") has initiated termination actions against CMHCs that appear unable to provide Medicare's legally required core services, and will require others to come into compliance. HCFA will demand repayment of money paid inappropriately for non-covered services or ineligible beneficiaries through a non-compliance notice.

      In addition, HCFA plans a number of long-term reforms. These efforts include a new payment system for partial hospitalization that encourages efficiency and eliminates financial incentives for abuse and a joint review of the partial hospitalization benefit with the HHS Inspector General. HCFA also will increase its review of partial hospitalization claims from CMHCs to ensure Medicare pays only for appropriate services to qualified beneficiaries. The financial impact of these long-term reforms cannot currently be estimated. There can be no assurance that long-term reforms made by HCFA to the partial hospitalization program will not have a material adverse effect on AHO.

           GOVERNMENTAL INVESTIGATIVE RESOURCES AND HEALTHCARE REFORM

      The federal government in recent years has placed increased scrutiny on the billing and collection practices of healthcare providers and related entities, and particularly on possible fraudulent billing practices. This heightened scrutiny has resulted in a number of high profile civil and criminal investigations, lawsuits and settlements.

      In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996, which includes an expansion of provisions relating to fraud and abuse, creates additional criminal offenses relating to healthcare benefit programs, provides for forfeitures and asset-freezing orders in connection with such healthcare offenses and contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions.

      In recent years, the focus of healthcare legislation has been on budgetary and related funding mechanism issues. Both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change the funding mechanisms and other aspects of both programs. In late 1995, Congress passed legislation that would substantially reduce projected expenditure increases and would make significant changes to Medicare and Medicaid programs. The Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures. Neither proposal has become law.

                         EXISTING GOVERNMENT REGULATION

      UMC's billing and collections activities are governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

      Submission of claims for services that were not provided as claimed, or which violate the regulations, may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. Such actions have increased significantly in recent years and has increased the risk that a company engaged in the healthcare industry, such as UMC and its customers, may become the subject of a federal or state investigation, may ultimately be required to defend a false claim action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action.

      Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Collection Practices Act sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by collection agencies. Various states have also promulgated laws and regulations that govern credit collection practices.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

      ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the Company's "Ongoing" claims processing service sometimes receive computer software from the Company that facilitates claims preparation, editing and transmission. In order to implement this package of services the Company may install interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. The payor is directed to send the claim payment directly to the customer or to UMC. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company charges a flat monthly fee for this service. Complete claims settlement reports are sent to customers on a semi-weekly, weekly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 68%, 73% and 76% of total revenue, excluding AHO net patient services revenue, in 1998, 1997, and 1996, respectively.

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

      COLLECTION AGENCY SERVICES: These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 22% and 17% of total billing and collection services revenue in 1998 and 1997, respectively.

      ADVANCE FUNDING SERVICES: Customers who use the Company's advance funding service submit claims to the Company, which in turn transmits them to the appropriate payor. To implement this service, the Company purchases an undivided interest in a claim and advances between 27% and 97% of the insurance claim amount to the customer. Claim payments on purchased claims are made directly to the Company. Following receipt of payment, the Company remits the balance of the claims, net of fees earned, back to the customer. In the event purchased claims are not paid within 120 days from funding, the Company has the right to require the customer to repurchase the claim or offset the amount of the payment against balances otherwise payable to the customer by the Company. The Company generally continues its collection efforts for at least 120 days.

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

      FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 1.5 to 14 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 15 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 5.5 to 10 percent of the amounts collected, while Collection Agency services are priced at 9 to 27.5 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.

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

      The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly to the Company, which performs further editing before they are forwarded to the third party payor directly or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses then format and electronically transmit the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing and repricing, customer reporting, claims tracking and collection functions during 1999 and thereafter in order to satisfy unique customer requirements.

      UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, letters and reports. Custom programming for this application is handled primarily through the vendor. The Company has the source code for the application and can modify the application whenever necessary. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

                                   COMPETITION

      The business of medical insurance claims processing, accounts receivable management and collections agency services is highly competitive. UMC competes with certain national and regional electronic claims processing companies, claims collection companies, claims management companies, factoring and financing firms, software vendors and traditional in-house claims processing and collections departments of hospitals and other healthcare providers. Many competitors of UMC are several times larger than the Company and could, if they chose to enter the market for the Company's line of services, devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future. There can be no assurance that competition from current or future competitors will not have a material adverse effect upon the Company.

                              SIGNIFICANT CUSTOMERS

      During 1998, 89% of revenue, excluding AHO net patient services revenue, was earned from two customers: the Washington Hospital Center ("WHC") and Presbyterian Healthcare System ("PHS"). WHC provided revenue totaling $2,740,000, or 66% of revenue, excluding AHO net patient services revenue. Of this WHC revenue, 65% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, 33% related to a physician billing contract amendment entered into in May, 1997. PHS provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $985,000, or 23% of revenue, excluding AHO net patient services revenue. Of this PHS revenue, 87% was provided from Collection Agency services, and 13% was provided from UMClaimPros services. Management does not believe that the 1998 level of PHS revenue will be sustained in 1999 due to the stated intentions of PHS to reduce its outsourced collection services. After taking into account AHO net patient services revenue, WHC and PHS represent 55% and 20%, respectively, of total revenue or a combined 75% of total revenue.

      During 1998, AHO net patient services revenue of $800,000 for the five months ended December 31, 1998, accounted for 16% of total revenues of which 90% was provided through Medicare claims. Until such time as significant issues confronting AHO are resolved, as more fully explained at Liquidity and Capital Sources below, AHO management does not believe that it can accurately project future AHO revenues and further believes that AHO revenue for the five months ended December 31, 1998, are not necessarily indicative of results to be expected in 1999.

      During 1997, 86% of revenue was earned from two customers: WHC and PHS. WHC provided revenue totaling $1,775,820, or 63% of total revenue. Of this revenue, 94% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, of which 13% related to a physician billing contract entered into in May, 1997, and 6% was provided as a result of a Patient Billing services contract dated September, 1996. PHS provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $645,697, or 23% of total revenue. Of this revenue, 66% was provided from Collection Agency services, and 34% was provided from UMClaimPros services.

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

                                INDUSTRY SEGMENTS

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary services. UMY provides early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care BUSINESS OFFICE SERVICES segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY. AHO provides direct partial hospitalization and outpatient behavioral services programs and derives a substantial portion of its revenues and cash flows from cost based Medicare reimbursement supplemented by Medicaid and commercial insurance payments. AHO is organized into one reportable BEHAVIORAL HEALTH SERVICES segment. Reference is made to the Segment Reporting information contained in the Company's Consolidated Financial Statements included at page 34.

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

                                    EMPLOYEES

      At March 31, 1999, the Company had 76 employees. The Company believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts.

ITEM 2. PROPERTIES

      UMC and UMY's corporate offices and operations and AHO's home office are located in an 10,136 square feet leased office space in Dallas, Texas. The lease expires in January, 2001. The Company has the option to terminate up to one-half of the space under this lease after August 1, 1998, providing it gives a ninety day notice to the lessor. Management believes that its facilities are well-located and are in good condition. The current corporate office leased space is near capacity. Should the Company continue to grow, management believes that additional corporate office space may be required within the next twelve months.

      AHO leases three behavioral health centers under operating leases which terminate at various times on or before August 31, 1999. The behavioral health centers are located in Pensacola, Florida; Mobile, Alabama; and Oxford, Alabama.

ITEM 3. LEGAL PROCEEDINGS

      At and for the year ended December 31, 1998, the Company has not been a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to security holders for a vote during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 31, 1999, there were approximately 1,070 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter ("OTC") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the NASD OTC Bulletin Board, the automated system for reporting NON-NASDAQ quotes. Such prices do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


YEAR ENDED DECEMBER 31, 1998        HIGH        LOW
----------------------------        ----        ---
    Fourth quarter                $0.090      $0.052
    Third quarter                  0.094       0.040
    Second quarter                 0.130       0.050
    First quarter                  0.125       0.030
                                  ------      ------
    1998 annual average            0.110       0.043

YEAR ENDED DECEMBER 31, 1997
----------------------------
    Fourth quarter                $0.070      $0.030
    Third quarter                  0.090       0.040
    Second quarter                 0.100       0.030
    First quarter                  0.040       0.020
                                  ------      ------
    1997 annual average            0.075       0.030

YEAR ENDED DECEMBER 31, 1996
----------------------------
    Fourth quarter                $0.050      $0.010
    Third quarter                  0.050       0.010
    Second quarter                 0.050       0.010
    First quarter                  0.050       0.010
                                  ------      ------
    1996 annual average            0.050       0.010


     The last reported sales price of the Common Stock as reported on the NASD OTC Bulletin Board, on March 26, 1999 was $0.10 per share.

      The Company has never declared or paid cash dividends on its Common Stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition and capital requirements. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the operations and growth of the Company's business.

      Effective December 31, 1998, UMC sold 1,000,000 shares of unregistered Common Stock in exchange for a $261,818 promissory note due from AHO to a third party note holder. The Common Stock was priced at $0.06 per share representing the last trading price prior to the execution of the transaction. The Common Stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, as the sale of these securities did not involve a public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 1998. The financial data presented for each of the five fiscal years has been derived from audited financial statements.


                                                                    YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                               1998             1997             1996               1995                 1994
                                               ----             ----             ----               ----                 ----

STATEMENTS OF OPERATIONS DATA
Revenues                                 $  4,977,816      $  2,803,001      $  2,025,338      $  1,986,233       $  1,342,848


Wages and benefits                          3,277,230         1,900,182         1,171,721         1,499,038          1,157,518

Selling, general and administrative           925,834           492,607           422,119           467,397            731,274
Professional fees                             212,989            54,188            78,813            82,794            110,580

Depreciation and amortization                 117,080           106,783           105,638           126,807            118,814

Other                                         276,737            88,492           127,833            95,942            125,720
                                         ------------      ------------      ------------      ------------       ------------

Net income (loss)                             167,946           160,749           119,214          (285,745)          (901,058)
Basic earnings (loss) per common
     share (1)                           $     0.0060      $     0.0059      $     0.0045      $    (0.0109)      $    (0.0364)
Weighted average shares
      outstanding                          27,910,217        27,178,504        26,310,217        26,310,217         24,730,218



(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has retroactively restated all periods presented.


                                                                            AS OF DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                              1998              1997             1996            1995                 1994
                                              ----              ----             ----            ----                 ----

BALANCE SHEET  DATA
Working capital (deficit)                $  (747,984)      $   331,552      $   104,903      $   (40,390)      $   139,306
Net intangible assets                      1,439,481              --              1,209            3,281             5,353
Total assets                               2,811,111         1,005,600          523,647          436,058           935,166
Long term debt including
   capital leases                             44,973            84,368          100,344          138,565           164,187
Total debt including capital leases          439,360           137,539          137,206          171,052           382,763
Total liabilities                          2,128,309           558,169          396,452          428,078           641,441
Total stockholders' equity                   682,802           447,431          127,195            7,980           293,725



      See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             GENERAL CONSIDERATIONS

      Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit 99.1 to this Form 10-K and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 1998, approximately 89% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers each year in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

          ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUMES

      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services . In general, collections on most healthcare providers' new claims ("Ongoing") tend to average about 27 to 50 percent of the gross claim amount. Backlog collection ratios range from 0 to about 40 percent of the aggregate gross claim amount because many backlog claims have already been paid or denied by the insurance carriers prior to submission of the claims to UMC:



                                  1998                                  1997                                1996
                   ---------------------------------     --------------------------------    ---------------------------------
                                Quarter                               Quarter                             Quarter
                   ---------------------------------     --------------------------------    ---------------------------------
                   Fourth   Third    Second    First     Fourth   Third    Second   First    Fourth    Third   Second    First
                   ------   -----    ------    -----     ------   -----    ------   -----    ------    -----   ------    -----

      UMC
Number of Claims
 Accepted for
  Processing:
    Ongoing         48,722   48,162   49,742   89,317    72,803   76,672   42,833   28,729   37,127    40,179   46,860   48,280
    Backlog           --          1       72    8,518    23,739   28,361     --       --       --           1        1       41
                   -------  -------  -------  -------   -------  -------  -------  -------  -------   -------  -------  -------
     Total          48,722   48,163   49,814   97,835    96,542  105,033   42,833   28,729   37,127    40,179   46,861   48,321

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing         33,401   30,116   30,087   40,333    33,375   35,186   20,124   20,269   18,325    18,068   21,055   19,923
    Backlog           --       --         17    2,744     5,868    9,066     --       --       --        --       --         17
                   -------  -------  -------  -------   -------  -------  -------  -------  -------   -------  -------  -------
     Total          33,401   30,116   30,104   43,077    39,243   44,252   20,124   20,269   18,325    18,068   21,055   19,940

 Collection $
    (000's)
    Ongoing         11,613   11,738   11,215   14,556    12,190    9,407   10,143    7,545    7,063     7,533    8,257    9,019
    Backlog           --          9      156      128       626     --       --       --       --        --          6       70
                   -------  -------  -------  -------   -------  -------  -------  -------  -------   -------  -------  -------
     Total          11,613   11,747   11,371   14,684    12,816    9,407   10,143    7,545    7,063     7,533    8,263    9,089

  Fees Earned
    (000's)
    Ongoing            631      681      729      922       733      480      428      366      376       379      386      408
    Backlog           --          1       11        9        46     --       --       --       --        --       --          3
                   -------  -------  -------  -------   -------  -------  -------  -------  -------   -------  -------  -------
     Total             682      740      931      778       480      428      366      376      379       386      411

 Average Fee %
    Ongoing            5.4%     5.8%     6.4%     6.3%      6.0%     5.1%     4.2%     4.9%     5.3%      5.0%     4.7%     4.5%
    Backlog           --       11.0%     7.1%     7.0%     13.7%    --       --       --       --        --       --        4.3%



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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

      The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY. In general, collections on most new placements range from about 4 to 21 percent of the gross placement amount. Collection fee percentages charged to the customer vary for the three different placement categories: bad debt, early out, and second placements.


                                   1998                                       1997                                 1996
                    ------------------------------------     ------------------------------------   ------------------------------
                                   Quarter                                  Quarter                              Quarter
                    ------------------------------------     ------------------------------------   ------------------------------
                    Fourth     Third     Second    First     Fourth    Third     Second     First   Fourth  Third   Second   First
                    ------     -----     ------    -----     ------    -----     ------     -----   ------  -----   ------   -----

      UMY
    Number of
Accounts  Accepted
  for Collection:    26,024    31,861    22,130    27,399    27,177    27,801    22,209     3,916    N/A     N/A     N/A     N/A

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)          12,282    11,664    12,370    14,294    14,543    14,965    19,037     2,264    N/A     N/A     N/A     N/A

 Collection $
    (000's)           1,321     2,282     2,653     2,305     1,994       784       632        96    N/A     N/A     N/A     N/A

  Fees Earned
    (000's)             150       232       263       270       196       182        79        20    N/A     N/A     N/A     N/A

 Average Fee %         11.4%     10.2%      9.9%     11.8%      9.8%     23.2%     12.5%     20.8%   N/A     N/A     N/A     N/A


     For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer.

                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:


                                       Percentage of Revenues
                                       ----------------------
Year Ended December 31,                1998     1997     1996
-----------------------                ----     ----     ----


Revenue                               100.0%   100.0%   100.0%
                                      -----    -----    -----

Wages and benefits                     65.8     67.7     57.9
Selling, general and administrative    18.6     17.8     20.8
Professional fees                       4.3      1.9      3.9
Office and equipment rental             3.9      3.2      5.0
Depreciation and amortization           2.4      3.7      5.2
Provision for doubtful accounts         1.3     --        0.1
Interest, net, and other income         0.3     --        1.2
                                      -----    -----    -----
Total expenses                         96.6     94.3     94.1
                                      -----    -----    -----
Net income                              3.4%     5.7%     5.9%
                                      -----    -----    -----
                                      -----    -----    -----


                              1998 COMPARED TO 1997

     REVENUES increased $2,174,815 or 76% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $2,857,000 in 1998 increased by $925,000 compared to 1997 primarily due to full year effect in 1998 of the WHC Physician Billing Department ("WHCPBD") ongoing accounts receivable management services agreement executed on May 5, 1997. For the years ended December 31, 1998 and 1997, the WHCPBD agreement generated revenue of $972,000 and $221,000, respectively. Assuming that there are no significant changes in the existing volume and mix of claims placed by WHC, management believes that the WHC contracts will generate 1999 revenues of approximately $2.2 million. The expected decline in 1999 compared to 1998 is the result of a reduction of WHCPBD claims placed with the Company in the second quarter of 1998.

o Net patient services revenue for the five months ended December 31, 1998 associated with the acquisition of AHO accounts for $800,000 of the revenue increase. Until such time as significant issues confronting AHO are resolved, as more fully explained at Liquidity and Capital Sources below, AHO management does not believe that it can accurately project future AHO revenues and further believes that AHO revenue for the five months ended December 31, 1998, are not necessarily indicative of results to be expected in 1999.

o Collection Agency Services revenue of $915,000 in 1998 increased by $439,000 compared to 1997 primarily due to the full year effect in 1998 of the collection services agreements executed with PHS at various times in 1997. Management does not believe that the 1998 level of PHS revenue will be sustained in 1999 due to the stated intentions of PHS to reduce its outsourced collection services.

o Other revenue of $113,000 in 1998 increased by $78,000 compared to 1997 primarily due to increased funding fees related to Advance Funding Services and increased Consulting Services. Approximately $77,000 of this revenue related to services performed for AHO. Upon the acquisition of AHO, billing for services performed by UMC was terminated. Unless the Company is successful in generating new customers for these services, management believes that 1999 Other revenue will decrease accordingly.

o UMClaimPros revenue of $195,000 in 1998 decreased by $41,000 compared to 1997 primarily due to decreased utilization from existing customers. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as well as providing a viable entree' to new customers.

     WAGES AND BENEFITS expense increased $1,377,000 or 72% primarily due to the acquisition of AHO, increased headcount exclusive of the AHO acquisition, and increased bonuses for UMY collectors related to increased UMY collections and revenues. For the five months ended December 31, 1998, approximately $613,000 or 45% of this increase relates to the AHO acquisition which increased headcount by a monthly average of 19 for the five months ended December 31, 1998. Approximately $727,000 or 52% of this increase relates to increased headcount, excluding AHO headcount, required to support increased processing volume as well as to enhance the management infrastructure. During 1998, monthly employee headcount, excluding AHO, averaged 80 compared to 57 during 1997. Approximately $37,000 or 3% of this increase relates to UMY collector bonuses.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $433,000 or 88% primarily due to the acquisition of AHO, increased travel associated with supporting existing customers and developing new business, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement, increased contract labor to temporarily fill open positions, increased recruiting expenses related to open positions and various other expenses to support a larger revenue stream and increased headcount. For the five months ended December 31, 1998, approximately $110,000 or 25% of this increase relates to the AHO acquisition.

     PROFESSIONAL FEES expense increased $159,000 or 293% primarily due to the AHO acquisition. For the five months ended December 31, 1998, approximately $168,000 or 106% of this increase is associated with the AHO acquisition. AHO professional fees are primarily related to Medicare regulatory consulting services, financial statement audit expenses related to the acquisition, accruals for cost report preparation and the financial statement audit for the year ending December 31, 1998, and quality assurance and clinical oversight consulting services. Of the $168,000 in AHO professional fees, a one-time expense of $55,000 is included related to the audit of the AHO financial statements for the two years ended December 31, 1997.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $104,000 or 117% primarily due to the acquisition of AHO, the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during 1997, as well as the full year effect in 1998 of leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY. For the five months ended December 31, 1998, approximately $64,000 or 62% of this increase relates to the AHO acquisition. The Company's existing Dallas office space is near capacity. Should the Company continue to grow, management believes that additional office space in Dallas will be required. Given that current market rates on leased office space have increased significantly from the rates that were in effect when the Company signed its current lease agreements in 1995, management believes that the rate per square foot will be approximately 40% higher than the rate paid on the Company's current office space.

     DEPRECIATION AND AMORTIZATION expense increased $10,000 or 10% primarily due to additional depreciation expense related to AHO fixed assets and goodwill amortization related to the AHO acquisition partially offset by a $20,000 decrease in UMC depreciation expense primarily related to UMC's AS/400 which was fully depreciated at December 31, 1997. For the five months ended December 31, 1998, AHO's fixed asset depreciation and goodwill amortization totaled $4,000 and $26,000, respectively.

     PROVISION FOR DOUBTFUL ACCOUNTS expense increased $68,000 primarily due to the AHO acquisition. For the five months ended December 31, 1998, approximately $35,000 or 51% of this increase relates to the AHO acquisition with the remaining increase primarily attributable to the write-off of UMC account balances totaling $21,000 and a $6,000 increase in the UMC provision .

     INTEREST, NET increased $15,000 or 294% primarily due to the AHO acquisition. For the five months ended December 31, 1998, approximately $11,000 or 73% of this increase relates to AHO debt with the remaining increase attributable to the draw by the Company on its Credit Facility which first occurred in November, 1998. Effective December 31, 1998, UMC sold 1,000,000 shares of unregistered Common Stock in exchange for a $261,818 promissory note due from AHO to a third party note holder. This transaction will reduce interest expense in 1999 and thereafter by approximately $16,000 and $9,000, respectively.

LIQUIDITY AND CAPITAL SOURCES

     At December 31, 1998, the Company's liquid assets, consisting of cash and cash equivalents, totaled $74,000 compared to $276,000 at December 31, 1997. Working capital was ($747,984) and $331,552 at December 31, 1998 and December 31, 1997, respectively. Working capital decreased in conjunction with the acquisition of AHO which included the assumption of current liabilities in excess of the fair market value of current assets. Significant AHO current liabilities assumed include trade accounts payable, the Medicare settlement reserve, and the current portion of long term debt. At December 31, 1998, these liabilities totaled $191,000, $879,000 and 127,000, respectively.

     Operating activities in 1998 used net cash of $218,000, compared to $96,000 net cash provided in operating activities during 1997. This decline is primarily due to increased trade accounts receivable primarily related to AHO Medicare claims in various stages of appeal, and decreased accrued liabilities including the Medicare settlement reserve partially offset by increased non-cash depreciation, goodwill amortization and provision for doubtful accounts expense. In 1998, cash flow from operations was not adequate to cover all working capital and liquidity requirements. Additional financing from the Company's Credit Facility was required. UMC has provided working capital loans to AHO totaling $635,000 and $507,000 at March 31, 1999 and December 31, 1998, respectively. These loans were required as a result of AHO cash shortages as explained below. Although it is UMC's intent to recover these loans, there can be no assurance that AHO will be able to repay these loans.

     Investing activities in 1998 consisted of the acquisition of AHO and purchases of furniture, fixtures and equipment. The acquisition of AHO provided net cash of $70,000. The purchase of furniture, fixtures and equipment used cash of $80,000 compared to $131,000 used in 1997.

     Financing activities in 1998 consisted of borrowings of $200,000 from the Company's Credit Facility partially offset by principal payments on capital lease obligations and long term debt which used cash of $175,000. In 1997, net proceeds from the sale of common stock totaling $159,000 were partially offset by principal payments on capital lease obligations which used cash of $38,000. This overall decrease is primarily due to the decrease in cash provided from financing sources and the increase in principal payments on long term AHO debt. Effective December 31, 1998, UMC sold 1,000,000 shares of unregistered Common Stock in exchange for a $261,818 promissory note due from AHO to a third party note holder. The Common Stock was priced at $0.06 per share representing the last trading price prior to the execution of the transaction. The effect of this transaction reduced debt service, including cash required to pay interest, by $19,000, $112,000 and $131,000 in 1998, 1999 and thereafter, respectively.

     Effective April 29, 1998, the Company has had an available line of credit under a secured credit facility (the "Credit Facility"). The maximum amount of borrowing available under the Credit Facility (the "Borrowing Base") was originally equal to the lesser of $200,000 or 60% of trade accounts receivable aged less than 60 days. On September 30, 1998, the interest rate on this facility was reduced from 9.5% to 9.25%. Effective December 11, 1998, the Credit Facility was restructured whereby the Borrowing Base was increased to the lesser of $400,000 or 80% of trade accounts receivable aged less than 90 days. The Credit Facility matures on December 11, 1999. During the period from December 11, 1998 to March 31, 1999, the available Borrowing Base has averaged approximately $318,000. At December 31, 1998, borrowings under the Credit Facility totaled $200,000. The terms of the Credit

Facility are such that the Company could be deemed, from time to time, to be in default due to a number of factors including, but not limited to: a.) a material adverse change in the Company's financial condition or if the lender believes the prospect of payment or performance of the Credit Facility is impaired and, b.) the lender in good faith deems itself insecure based on a change in the financial position of the Company. Upon default, the lender may declare the entire outstanding balance of the Credit Facility, plus accrued and unpaid interest, to be immediately due and payable.

     Effective January 4, 1999, the Company executed a promissory note (the "Note") with the Credit Facility lender, for $100,000 bearing interest of 8.75%. The Note matures on January 4, 2001 and requires monthly principal payments of $4,167. Simple interest is computed and paid on a monthly basis. The Note is secured by the fixed assets of UMC.

     During various periods of time for the twelve months ending December 31, 1999, management anticipates the possibility that cash requirements could exceed cash on hand, cash to be generated from operating activities, if any, and cash available from UMC's Credit Facility. These periods of possible liquid deficiency are attributed to the working capital deficiency of AHO at December 31, 1998 and by AHO's current cost based reimbursement methodology which eliminates the ability of AHO as a stand alone entity to generate positive cash flow. More specifically, the possible periods of liquid deficiency are attributed to the following factors:

1.) AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1998, 1997 or 1996. An audit of the 1997 and 1996 Alabama cost reports is currently in process. The 1997 and 1996 cost reports were prepared with unaudited financial information. The 1998 cost reports will be prepared using information obtained from audited financial statements and will be filed no later than May 31, 1999, as required. AHO has recorded certain reserves based on assumptions that may or may not ultimately prove to be correct. The accuracy of these assumptions will not be known until completion of the aforementioned audits. At December 31, 1998, the current portion of the Medicare settlement reserve totaled $879,000 and is comprised principally of:


      $383,000    reserves related to the 1997 and 1996 Medicare reimbursable bad debt logs,
       252,000    reserves related to the estimated 1998 interim reimbursement,
       168,000    industry norm general reserves, and
        76,000    reserves for estimates representing possible differences between the unaudited financial information used to complete the 1997 and 1996 cost reports as compared to the subsequently audited financial statements for the two years ended December 31, 1997.
      --------
      $879,000
      --------
      --------


     Should the results of the audited 1997 and 1996 Alabama cost reports confirm all of the assumptions underlying the Medicare settlement reserve and if AHO is required to liquidate this reserve within thirty days of receipt of the Notice of Program Reimbursement (the formal notification of settlement after the audit is complete), AHO currently projects that it is likely that it will not have sufficient cash or sources of cash to liquidate this liability and will be forced to file for bankruptcy protection.

     It is UMC's opinion, supported by the opinion of legal counsel, that the liabilities of AHO, including the Medicare settlement reserve, do not ascend to UMC. Therefore, management believes UMC will continue as a going concern regardless of the status of AHO.

     To the extent that the results of the aforementioned audit do not confirm all of the assumptions underlying the Medicare settlement reserve, the extent of the possible cash requirement to liquidate this reserve falls within the range of $0 to $879,000. Until such time as the assumptions underlying the Medicare settlement reserve are confirmed or denied, AHO cannot project the 1999 cash requirements with respect to this reserve.

     AHO is vigorously pursuing the following potential sources which could provide up to $846,000 of cash:


      $319,000    related to completion of the 1997 and 1996 Alabama and Florida reimbursable bad debt logs to be resubmitted,
       247,000    related to completion of the 1998 reimbursable bad debt logs,
       146,000    related to 1998 BHM denied Medicare claims under appeal, and
       134,000    outstanding outpatient claims not yet billed.
      --------
      $846,000
      --------
      --------


     There can be no assurance that AHO will be successful in generating cash from these sources or that this cash can be generated in a timely manner. .

2.) On October 16, 1998, AHO received notice from the Florida Medicare fiscal intermediary (the "Florida FI") indicating that a tentative settlement of $186,512 was due from AHO's Pensacola Center for Behavioral Health ("PCBH") for interim reimbursement in excess of reimbursable costs for the nine months ended September 30, 1998. Effective November 12, 1998, all interim payments to PCBH were suspended until such time as the interim overpayment is recovered by Medicare through the submission by PCBH of future Medicare claims. During this suspension period, the working capital deficiencies of AHO have been funded by UMC. At March 31, 1999, the remaining overpayment totals approximately $75,000. AHO continues to vigorously pursue the appeal of denied 1998 Medicare claims totaling approximately $96,000 as a possible source of cash to liquidate this overpayment. The projected interim reimbursement overpayment of $160,000 for the year ended December 31, 1998 is included in the Medicare settlement reserve above.

3.) On October 27, 1998, AHO received notice from the Alabama Medicare fiscal intermediary (the "Alabama FI") indicating that Behavioral Health of Mobile ("BHM") had been placed on one hundred percent medical records review based on certain deficiencies identified by the Alabama FI in the medical records. This review retroactively effected all BHM Medicare claims with dates of service beginning on August 1, 1998, and will continue until such time that deficiencies are corrected and the medical review is reduced or eliminated entirely. Substantially all BHM Medicare claims reviewed during this period were denied.

4.) Based upon a feasibility study of the BHM catchment area conducted in January, 1999, AHO has temporarily suspended the BHM partial hospitalization services pending further analysis of the viability of the catchment area and more specifically the referral sources. BHM continues to operate as an outpatient facility.

     As a result of the foregoing circumstances, AHO implemented the following plan:

     a.) Employee headcount and other expenses at PCBH and BHM have been reduced.
     b.) AHO applied for and was denied an extended repayment plan from the Florida FI.
     c.) AHO has engaged specialized clinical oversight and quality assurance consulting services to review, render an opinion on, and where applicable, pursue reconsideration and appeal of denied claims. Ongoing medical record quality assurance and clinical oversight services are also being provided.
     d.) UMC has increased its existing credit facility in order to fund near term cash requirements of AHO.
     e.) AHO has entered into various discussions with parties potentially interested in buying one or more of the AHO CMHCs.
     f.) AHO has identified and it is vigorously pursuing the aforementioned sources of cash.

     There can be no assurance that any of the forgoing strategies can be effected on satisfactory terms. Any failure with respect to the foregoing plan will more likely than not have a material adverse effect on AHO's liquidity and financial position. If AHO is unable to service the forgoing financial obligations as they become due, it will be required to adopt alternative strategies, which may include actions such as selling assets, discontinuing the operations of one or more of the AHO CMHCs, seeking additional equity capital or delaying capital expenditures, or filing for bankruptcy protection.

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

     The Company has completed substantially all of its Year 2000 project. The incremental costs associated with this project totaled approximately $30,000.

                              1997 COMPARED TO 1996

     REVENUES increased $777,663 or 38% primarily due to the following:

o Collection Agency services revenue of $476,000 in 1997 increased by $435,000 compared to 1996 primarily due to management's initiative to grow this service in order to present a more complete healthcare business office service package to the market. During 1997, a concentrated sales and marketing effort was deployed which resulted in UMY successfully closing bad debt, early out and secondary placement agreements with four PHS Dallas metroplex hospitals as well as gaining approximately 9 other customers throughout 1997. A majority of the 1997 revenue was generated in the last six months of the year.

o On May 5, 1997, the Company amended its existing WHC Customer Service Agreement to provide ongoing accounts receivable management services to certain groups within the WHC Physician Billing Department ("WHCPBD"). For the three months ended December 31, 1997, WHCPBD generated revenue totaling $221,000. This level of revenue may not be indicative of future revenue as it includes a catch-up of claims billed and collected back to the amendment's effective date.

o On September 1, 1996, the Company amended its existing WHC Customer Service Agreement to provide patient billing and collection services due from guarantors of certain classes of patient account balances. During 1996, revenue from this project totaled $13,000. During 1997, revenue from this project totaled $104,000.

o UMClaimPros revenue of $236,000 in 1997 increased by $85,000 compared to 1996 primarily due to increased utilization from existing customers. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as well as providing a viable entree' to new customers.

o During 1997, growth in other new customers generated approximately $200,000 in ongoing revenues primarily related to physician practices.

o During 1996, HAS and MMH provided total revenue of $406,000. The HAS contract was terminated on June 30, 1996. The MMH contract expired on April 1, 1996.

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

     SELLING, GENERAL AND ADMINISTRATIVE expense increased $70,488 or 17% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing and postage expense related to the ramp up of UMY and the WHCPBD agreement, and various other expenses to support increased headcount.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk...

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page
37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 25, 1999, the Audit Committee of the Board of Directors of the Company accepted the resignation of the firm of PricewaterhouseCoopers LLP as the Company's independent auditor.

     The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the two years ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of PricewaterhouseCoopers LLP on the Company's financial statements for the year ended December 31, 1996 included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern.

     There were no disagreements with PricewaterhouseCoopers LLP during the audits of the Company's financial statements for the two years ended December 31, 1997, and any subsequent interim period preceding the change on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On January 25, 1999, the Company appointed Hein + Associates LLP as its independent accountant. Hein + Associates LLP accepted such appointment. The Company had no relationship with Hein + Associates LLP required to be reported pursuant to Regulation S-K Item 304(a)(2) during the two years ended December 31, 1997 or the subsequent interim period prior to and including March 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     PETER W. SEAMAN (49) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant.

     MICHAEL P. BUMGARNER (54) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is the Chairman of the Audit Committee of the Board of Directors. Mr. Bumgarner is President/CEO of AHC Texas, Inc., a San Antonio, Texas based start-up Managed Service Organization positioned to deliver a comprehensive managed healthcare program to employers in the State of Texas. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December, 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 25 years gaining extensive senior business and management experience.

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

     THOMAS H. MCCONNELL, III, M.D. (61) was elected to the Board of Directors on November 12, 1996. Dr. McConnell is the Chairman of the Compensation and Stock Option Committees of the Board of Directors. Dr. McConnell is former CEO of AM Laboratories, Inc., a medical testing laboratory, and is active as an investor and consultant to a number of healthcare providers. From 1992 to 1994, Dr. McConnell served as Chairman of the Executive Committee and a member of the Board of

Directors of AdvaCare, Inc., a publicly traded medical billing and collection agency. From 1992 to 1995, Dr. McConnell served as a member of the Board of Directors of Osprey Holdings, Inc., a publicly traded holding company formerly in the medical laboratory software business. Dr. McConnell is a past Governor of the College of American Pathologists, past President of the Texas Society of Pathologists, and past member of the Board of Directors of the Dallas County Medical Society. Dr. McConnell attended Rice University, holds a Doctor of Medicine Degree from the University of Texas Southwestern Medical School and an OPM certificate from the Harvard Business School.

     MARY E. ROGERS (36) joined the Company on September 22, 1993 and was promoted to Vice President, Information Systems on December 16, 1994. Mrs. Rogers' prior business experience includes two years as a Senior Systems Design Analyst for CTI Limited, Inc., a property management software development firm, and three years as a Senior Systems Design Analyst for Andersen Consulting. Mrs. Rogers holds a B.B.A. in Finance from Southern Methodist University.

     R. KENYON CULVER (39) joined the Company on September 25, 1997 as Vice President and Chief Financial Officer. Mr. Culver's prior employment includes three years as Controller of the Professional Services division for Affiliated Computer Services, Inc. Prior to joining Affiliated Computer Services, Inc., Mr. Culver was employed for four years in the Audit and Business Advisory division of Price Waterhouse, LLP. Before that, Mr. Culver served for nine years in the United States Coast Guard. Mr. Culver holds a B.B.A. in Accounting from Southern Methodist University and is a Certified Public Accountant.

          COMPLIANCE WITH SECTION 16(A)..OF THE SECURITIES ACT OF 1934

     Pursuant to Section 16(a) of the Securities Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Mary E. Rogers filed a late Form 4 reporting the receipt of a single stock option grant in 1998. R. Kenyon Culver filed a late Form 4 reporting the receipt of a single stock option grant in 1998. Dr. Thomas
H. McConnell filed a late Form 4 reporting the receipt of two stock purchase warrant grants in 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and exercise and year end valuation information pertaining to stock options granted to Mr. Seaman. There were no options granted to Mr. Seaman in 1998. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 1998, 1997 or 1996:

                           SUMMARY COMPENSATION TABLE


                                                                         LONG TERM COMPENSATION
                                                           --------------------------------------------------
                             ANNUAL COMPENSATION                          AWARDS                      PAYOUTS
                        -------------------------------    ----------------------------------------   -------
                                                            OTHER        RESTRICTED    SECURITIES
  NAME                                                      ANNUAL        STOCK        UNDERLYING      LTIP       ALL OTHER
AND PRINCIPAL                                               COMPENS-      AWARD(S)      OPTIONS/      PAYOUTS      COMPEN-
 POSITION               YEAR   SALARY ($)    BONUS ($)      SATION ($)      ($)          SARS (#)        ($)      SATION ($)
-------------------------------------------------------------------------------------------------------------------------------

Peter W. Seaman         1998   142,518       22,500 (1)        --           --              --           --           --
Chairman and            1997   120,931         --              --           --           700,000         --           --
CEO                     1996   106,556       11,333 (2)        --           --           300,000         --           --


(1)  Represents 1997 bonus paid in 1998.

(2)  Represents 1995 bonus including accrued interest of $1,333, paid in 1996.


      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES



                         SHARES                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                        ACQUIRED                      UNDERLYING UNEXERCISED                 IN-THE-MONEY
                           ON          VALUE          OPTIONS/SARS AT FISCAL                OPTIONS/SARS AT
                        EXERCISE     REALIZED              YEAR-END (#)                     FISCAL YEAR-END (3) ($)
                                                 --------------------------------   -------------------------------
   NAME                    (#)          ($)       EXERCISABLE      UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------

Peter W. Seaman             --          --           531,000           469,000         3,000                --



(3) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 1998 was $0.06 per share. Value is calculated on the basis of the difference between the option exercise price and $0.06 multiplied by the number of shares of Common Stock underlying the option.

                            COMPENSATION OF DIRECTORS

     An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Members receive no cash compensation for serving on the Board of Directors. Board members are reimbursed for expenses of meeting attendance.

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

     Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of
(a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 1998.

     On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death or disability. For the year ended December 31, 1998, the Company recorded $7,425 of expense to reflect the estimated fair value of these warrants. For the year ended December 31, 1998, the Company recorded commission expense of $3,420 related to a second director in conjunction with commissions earned under the DICA.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Messrs. McConnell, Lewis and Bumgarner. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 1998.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 31, 1999 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:


                                    NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                                    ----------------------------------------------------------
                                             SHARES           EXERCISABLE
                                          BENEFICIALLY         WARRANTS/       PERCENT OF
NAME                                          OWNED           OPTIONS (3)        CLASS (1)
----                                          -----           -----------     ------------

Mercury Asset Management plc. (2)           8,067,200               --            28.9%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                             1,484,000               --             5.3%
Rue du Moulin
Sark, Channel Islands

Thomas H. McConnell, III                    1,000,000          509,347             5.3%
Peter W. Seaman (4)                           100,000          766,666             3.0%
Michael P. Bumgarner                          100,000          400,000             1.8%
John F. Lewis                                  --              400,000             1.4%

All officers and directors as
a group (6 persons) (5)                     1,200,000        2,292,680            11.6%


(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 27,910,217 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares. The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 27,910,217 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 1999, upon exercise of options/warrants.

(4)  Excludes 233,334 unexercisable shares held under option.

(5)  Excludes 616,667 unexercisable shares held under option.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The Company has consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the years ended December 31, 1998, 1997 and 1996, the Company paid the director $210,000, $24,000 and $18,000, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 37.

     2.   FINANCIAL STATEMENT SCHEDULES

          Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 37.

     3.   EXHIBITS

          2.1 Stock Purchase Agreement by and among United Medicorp, Inc., Brian K. Norris and Allied Health Options, Inc. dated August 7, 1998, is incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed with the commission on August 21, 1998.

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

          4.6 Form of Common Stock Purchase Warrant issued to Thomas H. McConnell, III (previously filed).

          4.7 Form of Common Stock Purchase Warrant issued to Michael P. Bumgarner (previously filed).

          4.8 Form of Common Stock Purchase Warrant issued to John F. Lewis (previously filed).

          9.   Not Applicable.

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

         10.21 Term Lease Supplement dated December 30, 1994 between the Registrant and IBM Credit Corporation (previously filed).

         10.22 1995 Stock Option Plan (previously filed).

         10.23 Modification and Ratification of Lease, dated July 19, 1995 (previously filed).

         10.24 HAS Settlement and Termination Agreement, dated August 1, 1996 (previously filed).

         10.25 Severance Agreement by and between Registrant and Mary E. Rogers (previously filed).

         10.26 Severance Agreement by and between Registrant and Peter W. Seaman (previously filed).

         10.27 Registrant's 1998 Key Management Bonus Plan (previously filed).

         10.28 Director's Incentive Compensation Agreement by and between Registrant and Thomas H. McConnell, III (previously filed).

         10.29 Director's Incentive Compensation Agreement by and between Registrant and John F. Lewis. (previously filed).

         10.30 Director's Incentive Compensation Agreement by and between Registrant and Michael P. Bumgarner. (previously filed).

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

         10.33 Collection Services Agreement dated January 17, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.34 Early Out Collection Agreement dated May 1, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.35 Secondary Collection Agreement dated October 31, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.36 Loan Agreement dated December 11, 1998 by and between the Registrant and Texas Central bank.

         10.37 Promissory Note dated December 11, 1998 by and between the Registrant and Texas Central bank.

          22.1 Subsidiaries of the Company (previously filed).

          99.1 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)  REPORTS ON FORM 8-K

     No reports of Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              United Medicorp, Inc.

Date: April 9, 1999                   By: /s/ Peter W. Seaman
                                         --------------------------------------
                                             PETER W. SEAMAN,
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

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


          SIGNATURE                                    TITLE                              DATE
          ---------                                    -----                              ----
  /s/  Peter W. Seaman                   Chairman of the Board and Chief              April 9, 1999
------------------------------           Executive Officer (Principal Executive
       PETER W. SEAMAN                   Officer)

  /s/  R. Kenyon Culver                  Vice President and Chief Financial           April 9, 1999
------------------------------           Officer (Principal Financial Officer
       R. KENYON CULVER                  and Principal Accounting Officer)

  /s/ Michael P. Bumgarner               Director                                     April 9, 1999
------------------------------
      MICHAEL P. BUMGARNER

  /s/ John F. Lewis                      Director                                     April 9, 1999
------------------------------
      JOHN F. LEWIS

  /s/ Thomas H. McConnell, III           Director                                     April 9, 1999
------------------------------
      THOMAS H. MCCONNELL, III


                     UNITED MEDICORP, INC. AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                ITEMS 8 AND 14(A)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14(A)]


CONSOLIDATED FINANCIAL STATEMENTS:                                                                             PAGE
                                                                                                               ----
Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................       39

Consolidated Statements of Operations for each of the three years ended December 31, 1998 ................       40

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
       December 31, 1998..................................................................................       41

Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998 ................       42

Notes to Consolidated Financial Statements................................................................       43

Report of Independent Accountants - Hein + Associates LLP.................................................       65

Report of Independent Accountants - PricewaterhouseCoopers LLP............................................       66


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Consolidated Financial Statement Schedules...........................       65

II- Valuation and Qualifying Accounts.....................................................................       67


Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements of Notes thereto.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
                                ASSETS
Current assets:
      Cash and cash equivalents ......................................     $     74,096      $    275,948
      Restricted cash ................................................            1,064            75,135
      Accounts receivable, net of allowance for doubtful accounts
         of $216,388 and $11,674, respectively .......................        1,007,405           430,069
      Notes receivable, net of allowance of
         $2,000 and $0, ..............................................               --             4,000
      Prepaid expenses and other current assets ......................           35,445            20,201
                                                                           ------------      ------------
         Total current assets ........................................        1,118,010           805,353
Other non-current assets .............................................           16,401            11,999
Property and equipment, net ..........................................          237,219           188,248
Goodwill, net of accumulated amortization of $25,779 .................        1,439,481                --
                                                                           ------------      ------------
         Total assets ................................................        2,811,111         1,005,600
                                                                           ------------      ------------
                                                                           ------------      ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable .........................................          271,873            68,270
      Payable to clients .............................................            1,064            75,135
      Accrued liabilities ............................................          319,865           268,423
      Accrued Medicare settlement ....................................          878,805                --
      Current portion of capital lease obligations ...................           67,614            53,171
      Short term borrowings ..........................................          326,773                --
      Deferred credit ................................................               --             8,802
                                                                           ------------      ------------
         Total current liabilities ...................................        1,865,994           473,801
Long term capital lease obligations, excluding current portion .......           44,973            84,368
Accrued Medicare settlement ..........................................          217,342                --
                                                                           ------------      ------------
Commitments and contingencies (Note N)
         Total liabilities ...........................................        2,128,309           558,169
                                                                           ------------      ------------
Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         28,015,764 at December 31, 1997 and 1998 ....................          280,157           280,157
      Common stock subscribed; $0.01 par value; 1,000,000 shares .....           60,000                --
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ....................               --                --
      Less treasury stock at cost, 105,547 shares ....................         (221,881)         (221,881)
      Additional paid-in capital .....................................       18,703,254        18,695,829
      Retained deficit ...............................................      (18,138,728)      (18,306,674)
                                                                           ------------      ------------
         Total stockholders' equity ..................................          682,802           447,431
                                                                           ------------      ------------
         Total liabilities and stockholders' equity ..................     $  2,811,111      $  1,005,600
                                                                           ------------      ------------
                                                                           ------------      ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    DECEMBER 31,
                                                    --------------------------------------------
                                                       1998            1997              1996
                                                    -----------     -----------      -----------
REVENUES:
      Billing and collection services .........     $ 4,065,118     $ 2,767,943      $ 1,950,689

      Net patient services ....................         799,807              --               --

      Other revenues (net of $210,000, $24,000,
        and $18,000 paid to a director of the
        company in 1998, 1997 and 1996,
        respectively) .........................         112,891          35,058           74,649
                                                    -----------     -----------      -----------

         Total revenues .......................       4,977,816       2,803,001        2,025,338

EXPENSES:
      Wages and benefits ......................       3,277,230       1,900,182        1,171,721

      Selling, general and administrative .....         925,834         492,607          422,119

      Professional fees .......................         212,989          54,188           78,813

      Office, vehicle and equipment rental ....         192,776          88,672          100,575

      Depreciation and amortization ...........         117,080         106,783          105,638

      Provision for doubtful accounts and notes          64,405          (3,853)          11,974

      Interest, net ...........................          19,556           4,959           15,357

      Other (income), net .....................              --          (1,286)             (73)
                                                    -----------     -----------      -----------

         Total expenses .......................       4,809,870       2,642,252        1,906,124
                                                    -----------     -----------      -----------

NET INCOME ....................................     $   167,946     $   160,749      $   119,214
                                                    -----------     -----------      -----------
                                                    -----------     -----------      -----------
Basic earnings per common share ...............     $    0.0060     $    0.0059      $    0.0045
                                                    -----------     -----------      -----------
                                                    -----------     -----------      -----------
Diluted earnings per common share .............     $    0.0059     $    0.0059      $    0.0045
                                                    -----------     -----------      -----------
                                                    -----------     -----------      -----------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                        Common Stock         Additional        Treasury Stock
                   ----------------------      Paid-in      --------------------     Accumulated
                     Shares       Amount       Capital       Shares      Amount        Deficit         Other      Total
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------
Balance at
December 31,
1995               26,415,764    $264,157    $18,552,342    105,547    ($221,881)    ($18,586,637)         --    $  7,981

Net income                 --          --             --         --           --          119,214          --     119,214
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------

Balance at
December 31,
1996               26,415,764     264,157     18,552,342    105,547     (221,881)     (18,467,423)         --     127,195

Shares issued
at $0.10 per
share               1,600,000      16,000        143,487         --           --               --          --     159,487

Net income                 --          --             --         --           --          160,749          --     160,749
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------

Balance at
December 31,
1997               28,015,764     280,157     18,695,829    105,547     (221,881)     (18,306,674)         --     447,431

Common stock
subscribed at
$0.06 per share            --          --             --         --           --               --     $60,000      60,000

Compensation
expense related
to warrants                --          --          7,425         --           --               --          --       7,425

Net income                 --          --             --         --           --          167,946          --     167,946
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------

Balance at
December 31,
1998               28,015,764    $280,157    $18,703,254    105,547    ($221,881)    ($18,138,728)    $60,000    $682,802
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------
                   ----------    --------    -----------    -------    ---------     ------------     -------    --------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             DECEMBER 31,
                                                                ---------------------------------------
                                                                  1998           1997            1996
                                                                ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................     $ 167,946      $ 160,749      $ 119,214
      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
              Fixed asset depreciation ....................        91,301        106,783        105,638
              Goodwill amortization .......................        25,779             --             --
              Provision for doubtful accounts and notes ...        64,405         (3,853)        11,974
              Deferred credit amortization ................        (8,802)       (15,089)        (7,543)
              Warrants issued .............................         7,425             --             --
              (Gain) on sale of assets ....................            --           (986)           (73)
      Changes in assets and liabilities net of effects from
                  purchase of Allied Health Options, Inc.:
              (Increase) decrease in restricted cash ......        74,071        (66,992)        (8,143)
              (Increase) in accounts receivable ...........      (494,343)      (256,656)       (42,564)
              (Increase) decrease in notes receivable .....         2,000             --         (3,786)
              (Increase) decrease in prepaid expenses and
                   other assets ...........................       (14,706)           734          4,866
              Increase (decrease) in accounts payable .....         5,799         45,523        (25,483)
              Increase (decrease) in payable to clients ...       (74,071)        66,992        (11,759)
              Decrease in accrued Medicare settlement .....       (56,524)            --             --
              Increase (decrease) in accrued liabilities ..        (7,908)        59,076         62,965
              (Decrease) in deferred revenue ..............            --             --        (15,959)
                                                                ---------      ---------      ---------
Net cash provided by (used in) operating activities .......      (217,628)        96,281        189,347
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment .................       (79,970)      (131,143)       (24,711)
      Acquisition of Allied Health Options, Inc., net of
         cash acquired ....................................        70,315             --             --
                                                                ---------      ---------      ---------
Net cash used in investing activities .....................        (9,655)      (131,143)       (24,711)
                                                                ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from sale of common stock ..............            --        159,487             --
      Short term borrowings ...............................       200,000             --             --
      Principal payments on debt ..........................      (116,959)            --             --
      Principal payments on capital lease obligations .....       (57,610)       (37,545)       (33,846)
                                                                ---------      ---------      ---------
Net cash provided by (used in) financing activities .......        25,431        121,942        (33,846)
                                                                ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      (201,852)        87,080        130,790
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............       275,948        188,868         58,078
                                                                ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................     $  74,096      $ 275,948      $ 188,868
                                                                ---------      ---------      ---------
                                                                ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ....................................     $  27,222      $  14,483      $  17,842
Non-cash investing and financing activities:
   Additions to capital lease obligations .................     $  32,658      $  42,760      $      --
   Conversion of debt to common stock .....................     $ 261,818      $      --      $      --

   On August 7, 1998, United Medicorp, Inc. acquired 100% of the common stock of Allied Health Options, Inc.
      for $1. Liabilities associated with the acquisition were as follows:
           Fair value of assets acquired ..................   $   177,983
           Cash acquired ..................................        70,316
           Purchase accounting goodwill ...................     1,667,077
           Cash paid for common stock .....................            (1)
                                                              -----------
           Liabilities ....................................   $ 1,915,375
                                                              -----------
                                                              -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

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

      The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, management and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's basic service is designed to provide an electronic claims processing, management and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company offers claims management and collection services to healthcare providers. In 1998, the Company began providing mental health services as described in Note B.

B. ACQUISITION OF ALLIED HEALTH OPTIONS, INC.

      On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation for $1. AHO was incorporated as an subchapter S corporation in the State of Alabama on February 7, 1996 to provide: outpatient services, including specialized outpatient services for children, the elderly, individuals who are chronically mentally ill, and residents of the community mental health services area who have been discharged from inpatient treatment at a mental health facility; twenty four hour a day emergency care services; day treatment, other partial hospitalization services, or psychosocial rehabilitation services; screening for patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operates three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM, located in Mobile, Alabama, began operations on March 8, 1996. CCBH, located in Oxford, Alabama, began operations on August 26, 1996. PCBH, located in Pensacola, Florida, began operations on October 9, 1996. BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare Part A effective October 2, 1996.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      AHO's results of operations have been included in the accompanying Consolidated Statements of Operations as of August 1, 1998. In connection with this acquisition, which was accounted for as a purchase, assets acquired and liabilities assumed were $248,299 and $1,915,375, respectively. Assuming the acquisition of AHO had occurred as of January 1, 1998 or 1997, respectively, pro forma unaudited condensed consolidated results of operations are as follows:


                                       YEAR ENDED
                                       DECEMBER 31,
                                   1998          1997
                              ------------  ------------
Revenues ..................   $ 5,925,000    $ 4,708,000
                              ------------  ------------
Net loss ..................      (231,000)      (477,131)
                              ------------  ------------
Basic loss per common share   $   (0.0083)   $   (0.0176)


The above pro forma information is not necessarily indicative of the actual results that would have been achieved had these acquisitions occurred as of the dates noted above and is not necessarily indicative of future results.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of United Medicorp, Inc. ("UMC") and its wholly owned subsidiaries, United MoneyCorp, Inc. ("UMY") and AHO, hereafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include: the provision for doubtful accounts, the carrying value of goodwill and its amortization period, the Medicare settlement reserve, and the contractual adjustment related to Medicare claims under appeal at December 31, 1998. Actual results could differ significantly from these estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and liquid investments in money market accounts. Such investments have an original maturity of three months or less.

ACCOUNTS RECEIVABLE - AHO

Accounts receivable principally represents receivables from third-party payors for services provided. Such amounts are recorded net of contractual adjustments and provision for doubtful accounts.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and include assets leased under capital lease agreements. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a capital lease obligation. Expenditures for repairs and maintenance are charged to income as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in "Other income, net."

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review would include a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the excess of carrying amounts over fair value. No such impairment has been recognized by the Company.

GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable tangible assets of AHO (see Note B) is stated at cost and is amortized on a straight-line basis, over the estimated future periods to be benefited (20 years). Goodwill at December 31, 1998 was $1,439,481, net of $25,779 of amortization charged to expense in 1998. On an annual basis or whenever events or changes in circumstances indicate that the carry value of goodwill may not be recoverable, the Company reviews the recoverability of goodwill based primarily upon analysis of undiscounted cash flows from the acquired business. In the event that goodwill is found to be carried at an amount in excess of estimated future cash flows, undiscounted and without interest, then goodwill will be adjusted for impairment, through a non-cash charge to earnings in the period that such determination is made, to a level commensurate with a discounted cash flow analysis. No impairment losses have been recognized in any of the periods presented (See note N).

MEDICARE SETTLEMENT RESERVE

Medicare settlement reserves are accrued as a liability on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Medicare settlement reserve consisted of the following at December 31:


                                                                    1998
                                                              -----------
Reimbursable bad debt logs ................................   $   550,389
General ...................................................       267,708
1998 interim reimbursement ................................       252,212
1996 and 1997 cost reports, excluding reimbursable bad debt        25,838
                                                              -----------
                                                                1,096,147
Less current portion ......................................      (878,805)
                                                              -----------
Long term portion .........................................   $   217,342
                                                              -----------
                                                              -----------

                                                                              45

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

BILLING AND COLLECTION SERVICES REVENUE RECOGNITION

      Billing and collection services revenue is recognized upon receipt of payment from a third party payor or guarantor of a patient's account and upon notification by the customer that such payment has been made.

NET PATIENT SERVICE REVENUE RECOGNITION

      Net patient service revenue is reported at the estimated net realizable amounts from third-party payors and patients for services rendered, including estimated Medicare contractual adjustments and settlement reserves.

      Certain partial hospitalization services costs related to Medicare beneficiaries are reimbursed to AHO from Medicare based on a cost reimbursement methodology. AHO is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by AHO and audits thereof by the Medicare fiscal intermediary. AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediary for the years ended December 31, 1998, 1997 or 1996.

      Net patient service revenue, as reported in the accompanying statements of operations, for the year ended December 31, 1998, consists of:

Gross patient charges ................   $ 1,921,010

Deductions from gross patient charges:
   Contractual adjustments ...........     1,177,727
   Medicare settlement reserve .......       (56,524)
                                         -----------
    Net patient service revenue ......   $   799,807
                                         -----------
                                         -----------


OTHER REVENUE RECOGNITION

For 1998, 1997 and 1996, Other revenues consists primarily of advance funding fees and consulting revenue recognized as services were performed. Consulting revenues related to services performed by a non-employee member of the Company's board of directors, have been netted against the associated cost of services performed by the non-employee board member. Consulting revenues were netted with the associated cost of services which totaled approximately $210,000, $24,000 and $18,000 in 1998, 1997 and 1996, respectively.

Effective June 30, 1996, the Company completed a Settlement and Termination Agreement (the "Termination") with Healthcare Advisory Service of Puerto Rico, Inc. ("HAS"). Under the Termination, on August 2, 1996 HAS paid to UMC a total of $172,000 representing the sum of $46,000 to purchase UMC's interest in the claims inventory in process for six clinics; $72,000 to purchase UMC's interest in the claims inventory in process for a hospital; and $54,000 as additional consideration for certain contract rights included in the Termination, which is included in "Other revenues" in the accompanying Consolidated Statements of Operations. Income related to these cash payments was recognized in the month of August, 1996, when the cash was received.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Termination included a mutual release by UMC and HAS of any claims either party may have against the other, and an indemnification of UMC by HAS against any claim for a refund of fees paid.

INDIGENT WRITE-OFFS

AHO has established policies which define the assessment of patient indigence, the corresponding collection process and the Medicare bad debt write-off process with respect to Medicare co-insurance and Medicare bad debt reimbursement. AHO utilizes the federal poverty level in assessing a patient's ability to pay either the 20% Medicare co-coinsurance or that portion of the 20% Medicare co-insurance that is not covered by secondary insurance. Since AHO does not pursue collections of amounts which meet its indigency criteria and there is no related secondary insurance, charges related to indigent write-offs are excluded from net patient service revenue.

PROVISION FOR DOUBTFUL ACCOUNTS

AHO's provision for doubtful accounts expense is comprised of estimates for non-Medicare primary or secondary claims that may not be collectible. Upon acquisition, due to the lack of a uniform policy regarding bad debt reserve estimates, the following policy was implemented for non-Medicare claims


                            CLAIM AGE (DAYS)             RESERVE (%)
                            ----------------             -----------
                      greater than 120                       100
                                91-120                        75
                                 61-90                        50
                                 30-60                        25


      UMC accounts receivable are reserved on an account by account basis. In general, accounts aged greater than 120 days are fully reserved.

EARNINGS PER SHARE

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued requiring companies to present on the face of the income statement, basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS that was previously required. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 1998, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. SFAS No. 128 was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.

INCOME TAXES

      Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCK-BASED COMPENSATION

      In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted SFAS No. 123 on a disclosure basis. As such, implementation of SFAS No. 123 has not impacted the Company's consolidated balance sheets or statements of operations.

RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits." Also in 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." With the exception of SFAS 131, none of the new accounting pronouncements are expected to impact the Company. SFAS 131 required only additional disclosures in the Company's notes to the financial statements, and its adoption did not have any effect on the Company's financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement was adopted in 1998, and it did not have a significant effect on the Company's financial position or results of operations.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

D. PROPERTY AND EQUIPMENT

At December 31, 1998 property and equipment consist of the following:


                                                                                      CAPITAL
                                                                    PURCHASED          LEASE             TOTAL
                                                                ----------------  ---------------  ----------------
Equipment.................................................      $        568,155  $       192,707  $        760,862
Software systems..........................................               169,262               --           169,262
Furniture and fixtures....................................               140,878               --           140,878
Leasehold improvements....................................                98,324               --            98,324
                                                                ----------------  ---------------  ----------------
     Gross property and equipment.........................               976,619          192,707         1,169,326
Accumulated depreciation and amortization.................             (789,318)         (142,789)         (932,107)
                                                                ---------------   ---------------  ----------------
     Net property and equipment...........................      $        187,301  $        49,918  $        237,219
                                                                ---------------   ---------------  ----------------
                                                                ---------------   ---------------  ----------------


At December 31, 1997 property and equipment consist of the following:


                                                                                      CAPITAL
                                                                    PURCHASED          LEASE             TOTAL
                                                                ----------------  ---------------  ----------------
Equipment.................................................      $        513,417  $       160,049  $        673,466
Software systems..........................................               165,508               --           165,508
Furniture and fixtures....................................               128,133               --           128,133
Leasehold improvements....................................                61,947               --            61,947
                                                                ----------------  ---------------  ----------------
     Gross property and equipment.........................               869,005          160,049         1,029,054
Accumulated depreciation and amortization.................              (716,848)        (123,958)         (840,806)
                                                                ----------------  ---------------  ----------------
     Net property and equipment...........................      $        152,157  $        36,091  $        188,248
                                                                ----------------  ---------------  ----------------
                                                                ----------------  ---------------  ----------------


      Depreciation expense related to property and equipment was $72,470, $61,812 and $66,144 during 1998, 1997 and 1996, respectively. Amortization expense on assets under capital leases was $18,831, $44,971 and $39,494 during 1998, 1997, and 1996, respectively.

E. ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:


                                                                                            1998            1997
                                                                                        -----------     -----------
Accrued professional fees..........................................................     $  173,243      $   130,558
Accrued payroll and benefits.......................................................         119,008          97,887
Accrued other......................................................................          27,614          39,978
                                                                                        -----------     -----------
                                                                                        $   319,865     $   268,423
                                                                                        -----------     -----------
                                                                                        -----------     -----------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

F. CAPITAL LEASE OBLIGATIONS

      On December 30, 1994, the Company leased a new IBM A/S 400 Advanced Series 9406 Model 300 computer, for a term of 66 months, with no payments due during the first six months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752, of which $118,480 represents the cost of the AS/400. This equipment may be purchased at the end of the lease for $1.

      During 1998, the Company entered into various equipment leases through a single lessor. This equipment may be purchased at the end of the leases for $1.

At December 31, the remaining capital lease obligations are as follows:


                                                                                           1998            1997
                                                                                        -----------     -----------
   6.9% lease related to IBM AS/400, rollover financing and maintenance,
      maturing through 2000........................................................     $    60,845     $   100,344
   15.7% lease related to office and telephone equipment maturing in 2001..........          28,040             - -
   Miscellaneous capital leases related to computer equipment with
      rates of 5.9% to 9.75%, maturing through 2000 ...............................          23,702          37,195
                                                                                        -----------     -----------
         Total Capital lease obligations...........................................         112,587         137,539
   Less current portion of capital lease obligations...............................          67,614          53,171
                                                                                        -----------     -----------
   Long-term capital lease obligations.............................................     $    44,973     $    84,368
                                                                                        -----------     -----------
                                                                                        -----------     -----------


As of December 31, 1998, total lease payments due under capital leases are as follows:


Year ending December 31:
   1999............................................................................                     $    77,584
   2000............................................................................                          43,495
   2001............................................................................                           6,670
                                                                                                        -----------
                                                                                                            127,749
   Less interest...................................................................                          15,162
                                                                                                        -----------
   Principal amount of net lease payments..........................................                     $   112,587
                                                                                                        -----------
                                                                                                        -----------


      Interest expense on capital lease obligations was $11,100, $10,893 and $17,842 during 1998, 1997 and 1996, respectively.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

G. SHORT-TERM BORROWINGS

      Short-term borrowings at December 31, consist of the following:


                                                                                       1998         1997
                                                                                 -----------     -----------
Credit Facility, bearing interest at 8.75% per annum, monthly installments of $4,167 plus simple interest, matures December 11,
   1999, secured (Note P)....................................................        200,000             --

1996 Medicare Overpayment, bearing interest at 13.5% per annum, monthly installments of $12,500, matures November 18, 1999,
   secured (Note P)..........................................................        126,773              --
                                                                                 -----------     -----------
                                                                                 $   326,773              --
                                                                                 -----------     -----------
                                                                                 -----------     -----------


H. INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 1998, 1997 and 1996. The Company utilized net operating tax loss ("NOL") carryforwards to offset taxable income in 1998, 1997 and 1996.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Although the Company generated taxable income in 1998, 1997 and 1996, management believes that in order to consider a reduction in the valuation allowance which would result in an immediate tax benefit and reporting of a deferred tax asset, the Company will need to substantially resolve the uncertainty of the collectibility of inter-company loans with AHO. As such, management believes that a full valuation allowance is required at December 31, 1998 and 1997. At December 31, 1998 and 1997, the Company had no deferred tax liabilities. The tax effects of temporary differences and NOLs that give rise to the deferred tax assets at December 31, are as follows:


Deferred tax assets:                                                                   1998              1997
                                                                                  ---------------  ----------------
      Net operating tax loss carryforward.................                        $     3,363,196  $      3,432,027
      Property and equipment..............................                                 27,887            56,188
      Accrued liabilities.................................                                 21,239            14,520
      Deferred credits....................................                                     --             3,257
      Accounts receivable.................................                                 19,594             1,544
      Goodwill............................................                                  9,538                --
                                                                                  ---------------  ----------------
         Gross deferred tax assets........................                              3,441,454         3,507,536
      Valuation allowance.................................                            (3,441,454)        (3,507,536)
                                                                                  ---------------- ----------------

         Net deferred tax assets..........................                        $            --  $             --
                                                                                  ---------------- ----------------
                                                                                  ---------------- ----------------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The net change in the valuation allowance for deferred tax assets was a decrease of $66,082 and $81,456 in 1998 and 1997, respectively. The changes all relate to utilization of NOL carryforwards and changes in the underlying temporary book to tax differences.

      From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to approximately $358,000 through 2007. Post-change NOL carryforwards generated through 1995 which are not subject to limitation total $4.2 million and will expire in varying amounts between 2007 and 2010.

I. STOCKHOLDERS' EQUITY

      Effective December 31, 1998, UMC sold 1,000,000 shares of unregistered Common Stock in exchange for a $261,818 promissory note due from AHO to a third party note holder. The Common Stock subscribed totaling $60,000 was priced at $0.06 per share representing the last trading price prior to the execution of the transaction. The Common Stock was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, as the sale of these securities did not involve a public offering.

      On July 11, 1997, the Company completed a private offering of 1,600,000 shares of UMC Common Stock at a price of $0.10 per share. The offering generated net proceeds of $159,487 after deducting legal fees and other expenses of the offering.

      At December 31, 1998, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors. At December 31, 1998, 3,374,847 shares of Common Stock are reserved for issuance of outstanding warrants and options.

J. EARNINGS PER SHARE

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                         1998            1997             1996
                                                                   ---------------  --------------  ---------------
      Net income available to common stockholders.............     $       167,946  $      160,749  $       119,214


      Weighted average number of common shares
          in basic EPS........................................          27,910,217      27,178,504       26,310,217

      Effect of dilutive weighted average common
          share equivalents...................................             788,525         203,335              --
                                                                   ---------------  --------------  ---------------

      Weighted average number of common shares and
         dilutive potential common shares in diluted EPS......          28,698,742      27,381,839       26,310,217
                                                                   ---------------  --------------  ---------------
                                                                   ---------------  --------------  ---------------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      For the year ended December 31, 1996, assumed exercise of options from employee stock based compensation plans and outstanding warrants would have been anti-dilutive and, therefore, they were not included in the computation of diluted EPS.

K. WARRANTS

      The Company has a Director's Incentive Compensation Agreement ("DICA") with each of its external directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants were immediately exercisable. Both warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death or disability. For the year ended December 31, 1998, the Company recorded $7,425 of expense to reflect the estimated fair value of these warrants.

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 1998.

      On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $0.06 per share were issued to three former directors of UMC. These warrants were 100% exerciseable on the grant date and expire on November 11, 2001. None of these warrants had been exercised as of December 31, 1998.

      Neither the warrants or the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

L. OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 1998, options for 250,000 shares were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 1998, options for 877,500 shares were outstanding under the 1995 Plan.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 1998, options for 808,000 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

      Under the terms of the aforementioned Plans, the exercise price for both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award. The Compensation Committee of the board of directors approves the number of shares to be granted to employees and the term of the vesting. Options that have expired or that have been canceled are available for future grants under the Plans.

      None of the option plans or the shares of common stock represented by the option plans have been registered under the Securities Act of 1933 except for the 1992 Plan.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The following table summarizes activity for the years ended December 31:


                                                1998                      1997                       1996
                                      ------------------------  ------------------------  -------------------------
                                                     WEIGHTED                 WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                   AVERAGE
                                                     EXERCISE                  EXERCISE                  EXERCISE
                                         SHARES       PRICE        SHARES       PRICE       SHARES         PRICE
                                      ------------ -----------  -----------  -----------  -----------   -----------
Options outstanding at
      January 1,                        1,905,000  $      0.07    1,239,500  $      0.13    1,245,750   $      0.23
Granted                                   485,000         0.10    1,300,000         0.07      607,500          0.05
Exercised                                      --           --          --            --           --            --
Canceled                                 (454,500)        0.07     (634,500)        0.21      (613,750)        0.25
                                      ------------ -----------  -----------  -----------  -----------   -----------
Options outstanding at
      December 31,                      1,935,500         0.07    1,905,000         0.07    1,239,500          0.13
                                      ------------ -----------  -----------  -----------  -----------   -----------
                                      ------------ -----------  -----------  -----------  -----------   -----------
Options exerciseable at
      December 31,                        773,500  $      0.06      403,333  $      0.05      604,500   $      0.18
                                      ------------ -----------  -----------  -----------  -----------   -----------
                                      ------------ -----------  -----------  -----------  -----------   -----------



                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISEABLE
                          ------------------------------------------------------  ---------------------------------
                              NUMBER            WEIGHTED                              NUMBER
                            OUTSTANDING          AVERAGE           WEIGHTED        EXERCISEABLE        WEIGHTED
                                AT              REMAINING           AVERAGE             AT              AVERAGE
     RANGE OF               DECEMBER 31,        CONTRACTUAL         EXERCISE        DECEMBER 31,        EXERCISE
EXERCISE PRICES                1998               LIFE               PRICE             1998              PRICE
---------------           ---------------   ---------------   ------------------  ---------------  ----------------
$0.05 ---  $0.07                1,350,500         8.2 years   $      0.06                 723,500  $     0.06
$0.08 ---  $0.10                  400,000         9.5 years          0.09                  50,000        0.08
$0.11 ---  $0.13                  185,000         9.3 YEARS          0.13                      --
------------------        ---------------   ---------------   ------------------  ---------------  ----------------
$0.05 ---  $0.13                1,935,500         8.6 years   $      0.07                 773,500  $     0.06
------------------        ---------------   ---------------   ------------------  ---------------  ----------------
------------------        ---------------   ---------------   ------------------  ---------------  ----------------


M. SFAS NO. 123 PRO FORMA

      In 1996, the Company adopted the disclosure-only option under SFAS No.
123. Pro forma net income and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:


                                                                            1998            1997           1996
                                                                       -------------    -----------     -----------
      Net income                                                       $     167,946    $   160,749     $   119,214
      SFAS No. 123 employee compensation cost                                 12,778         12,825          20,857
      SFAS No. 123 director costs                                             25,476         18,421             163
                                                                       -------------    -----------     -----------
      Pro forma net income                                             $     129,692    $   129,503     $    98,194
                                                                       -------------    -----------     -----------
                                                                       -------------    -----------     -----------
      Pro forma basic earnings per share                               $      0.0046    $    0.0048     $    0.0037
                                                                       -------------    -----------     -----------
                                                                       -------------    -----------     -----------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The fair value for options granted in 1998, 1997 and 1996 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:


                                                                           1998           1997            1996
                                                                       -------------    ----------      -----------
      Dividend yield                                                             --            --             --
      Expected volatility                                                     110.0%         112.3%          116.2%
      Risk-free rate of return                                                  5.5%           6.4%            6.7%
      Expected life, years                                                        3              3              10
      Grant-date fair value per share                                         $0.07          $0.05           $0.05


      The fair value for warrants granted in 1998, 1997 and 1996 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:


                                                                           1998           1997            1996
                                                                       -------------    ----------      -----------
      Dividend yield                                                             --             --              --
      Expected volatility                                                     108.7%          98.8%          116.2%
      Risk-free rate of return                                                  5.5%           6.4%            6.3%
      Expected life, years                                                        4              4              10
      Grant-date fair value per share                                         $0.07          $0.06           $0.06


N. COMMITMENTS AND CONTINGENCIES

      On September 29, 1998, The Department of Health and Human Services ("HHS") announced new actions to ensure that Medicare beneficiaries with acute mental illness obtain quality treatment in CMHCs and that Medicare pay appropriately for such services. As part of a comprehensive action plan, HHS' HCFA has initiated termination actions against centers that appear unable to provide Medicare's legally required core services, and will require others to come into compliance. HCFA will demand repayment of money paid inappropriately for non-covered services or ineligible beneficiaries. Twenty non-compliance notices have been issued, with an estimated 80 notices to be sent by early 1999. Management is not aware of any material non-compliance issue nor have they received any indication from HCFA regarding the possible termination of any of AHO's CMHCs.

      In addition, HCFA plans a number of long-term reforms. These efforts include a new payment system for partial hospitalization that encourages efficiency and eliminates financial incentives for abuse and a joint review of the partial hospitalization benefit with the HHS Inspector General. HCFA also will increase its review of partial hospitalization claims from CMHCs to ensure Medicare pays only for appropriate services to qualified beneficiaries. The financial impact of these long-term reforms cannot currently be estimated. There can be no assurance that long-term reforms made by HCFA to the partial hospitalization program will not have a material adverse effect on AHO.

      AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1998, 1997 or 1996. An audit of the 1997 and 1996 Alabama cost reports is currently in process. The 1997 and 1996 cost reports were prepared with unaudited financial information. The 1998 cost reports will be prepared using information obtained from audited financial statements and will be filed no later than May 31, 1999, as required. AHO has recorded certain reserves (see Note C) based on assumptions that may or may not ultimately prove to be correct. The accuracy of these assumptions will not be known until completion of the aforementioned

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

audits. At December 31, 1998, the current portion of the Medicare settlement reserve totaled $879,000 and is comprised principally of:

      $383,000 reserves related to the 1997 and 1996 Medicare reimbursable bad debt logs,
       252,000 reserves related to the estimated 1998 interim reimbursement,
       168,000 industry norm general reserves, and
        76,000 reserves for estimates representing possible differences between the unaudited financial information used to complete the 1997 and 1996 cost reports as compared to the subsequently audited financial statements for the two years ended December 31, 1997.
      --------
      $879,000
      --------
      --------


      Should the results of the audited 1997 and 1996 Alabama cost reports confirm all of the assumptions underlying the Medicare settlement reserve and if AHO is required to liquidate this reserve within thirty days of receipt of the Notice of Program Reimbursement (the formal notification of settlement after the audit is complete), AHO currently projects that it is likely that it will not have sufficient cash or sources of cash to liquidate this liability. As a result, AHO will be forced to file for bankruptcy protection, and UMC would record a loss for unrecoverable inter-company loans with AHO. At December 31, 1998, the intercompany balance totaled approximately $749,000. No liability has been recorded for this contingent loss due to the uncertainty of occurrence.

      In the event AHO files for bankruptcy protection, management believes that most of the goodwill on the Company's balance sheet ($1,439,841 at December 31, 1998) will be offset by liabilities of AHO, and that the charge to earnings for the remaining goodwill would not be material. It is UMC's opinion, supported by the opinion of legal counsel, that the liabilities of AHO, including the Medicare settlement reserve, do not ascend to UMC. Therefore, management believes that UMC will continue as a going concern regardless of the status of AHO.

      To the extent that the results of the aforementioned audit do not confirm all of the assumptions underlying the Medicare settlement reserve, the extent of the possible cash requirement to liquidate this reserve falls within the range of $0 to $879,000. Until such time as the uncertainties underlying the Medicare settlement reserve are resolved, AHO cannot project the 1999 cash requirements with respect to this reserve.

      AHO is vigorously pursuing the following potential sources which could provide up to $846,000 of cash:

      $319,000 related to completion of the 1997 and 1996 Alabama and Florida reimbursable bad debt logs to be resubmitted,
       247,000 related to completion of the 1998 reimbursable bad debt log
       146,000 related to 1998 BHM denied Medicare claims under appeal
       134,000 outstanding outpatient claims not yet billed
    ----------
      $846,000
    ----------
    ----------


      There can be no assurance that AHO will be successful in generating cash from these sources or that this cash can be generated in a timely manner. These sources of cash are considered to be "gain"

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

contingencies at December 31, 1998 and; therefore, they are not recorded in the Company's financial statements.

      AHO practitioners are insured with respect to professional liability on a claims-made basis. The annual limits of liability are $1 million for each claim with a total limit for all claims of $3 million. There are no known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. Management is not aware of any claims against AHO which might have a material adverse effect on AHO.

      The Company has various operating lease agreements for equipment and facilities. A summary of the lease commitments under noncancelable operating leases at December 31, 1998 is as follows:


Year ending December 31:
   1999............................................................................                     $   179,800
   2000............................................................................                         145,300
   2001............................................................................                          29,900
   2002............................................................................                           3,100
                                                                                                        -----------
                                                                                                        $   358,100
                                                                                                        -----------
                                                                                                        -----------


O. FINANCIAL INSTRUMENTS & CONCENTRATIONS OF MARKET AND CREDIT RISK

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short term maturities of these instruments. The fair value of cash equivalents is determined by reference to market data. The fair value of debt and capital lease obligations approximate carrying value as the related interest approximates current market rates.

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

      The percentage mix of total net accounts receivable from third-party payors at December 31, was:


                                                                              1998                      1997
                                                                           -----------              -----------
Medicare secondary insurance claims.......................                         38%                       --
Washington Hospital Center................................                         33                        54%
Medicare primary insurance claims.........................                         19                        --
Presbyterian Healthcare System............................                          5                        23
Other customers/payers....................................                          5                        23
                                                                           -----------              -----------
                                                                                  100%                      100%
                                                                           -----------              -----------
                                                                           -----------              -----------


      The Company does not expect its customers to fail to meet their obligations and, as such, considers the credit risk associated with its trade accounts receivable to be minimal. The Company grants credit without collateral to its patients. To the extent that Medicare secondary claims are not paid by the secondary payer, generally, these claims are then submitted to Medicare for reimbursement

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

as a component of the annual cost report. Prior to submission of bad debts to Medicare for reimbursement, collection efforts consistent with Medicare regulation must be completed.

      The percentage market mix of total revenue from customers and third-party payers for the years ended December 31, was:


                                                                      1998             1997              1996
                                                                ----------------  ---------------  ----------------
      Washington Hospital Center..........................                   55%              63%               67%
      Presbyterian Healthcare System......................                   20                23               --
      Medicare claims.....................................                   14                --               --
      Other customers/payers..............................                   11                14               18
      Healthcare Advisory Service of Puerto Rico, Inc.....                   --                --               15
                                                                ----------------  ---------------  ----------------
                                                                            100%             100%              100%
                                                                ----------------  ---------------  ----------------
                                                                ----------------  ---------------  ----------------


P. ASSETS PLEDGED AS COLLATERAL

      For the period ended December 31, 1996, the tentative settlements due to Medicare from BHM and CCBH for prospective reimbursement in excess of reimbursable costs totaled $313,040 (the "1996 Medicare Overpayment"). On August 6, 1997, AHO executed a thirty month extended repayment plan with Medicare for this balance. The extended repayment plan is structured so that Medicare collects its monthly payments directly from submitted patient claims. The unpaid principal balance of $126,773 at December 31, 1998, is de facto secured by unpaid Medicare claims at December 31, 1998 and future Medicare claims to the extent that an unpaid balance remains.

      At December 31, 1998, the Medicare settlement reserve of $1,096,147 is de facto secured by unpaid Medicare claims at December 31, 1998 and future Medicare claims to the extent that this balance may ultimately be liquidated.

      Effective April 29, 1998, the Company has had an available line of credit under a secured credit facility (the "Credit Facility"). The maximum amount of borrowing available under the Credit Facility (the "Borrowing Base") was originally equal to the lesser of $200,000 or 60% of trade accounts receivable aged less than 60 days. On September 30, 1998, the interest rate on this facility was reduced from 9.5% to 9.25%. Effective December 11, 1998, the Credit Facility was restructured whereby the Borrowing Base was increased to the lesser of $400,000 or 80% of trade accounts receivable aged less than 90 days. During the period from December 11, 1998 to March 31, 1999, the available Borrowing Base has averaged approximately $318,000. At December 31, 1998, borrowings under the Credit Facility totaled $200,000. The terms of the Credit Facility are such that the Company could be deemed, from time to time, to be in default due to a number of factors including, but not limited to: a.) a material adverse change in the Company's financial condition or if the lender believes the prospect of payment or performance of the Credit Facility is impaired and, b.) the lender in good faith deems itself insecure based on a change in the financial position of the Company. Upon default, the lender may declare the entire outstanding balance of the Credit Facility, plus accrued and unpaid interest, to be immediately due and payable.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Q. RELATED PARTY TRANSACTIONS

      The Company has consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the years ended December 31, 1998, 1997 and 1996, the Company paid the director $210,000, $24,000 and $18,000, respectively.

      The Company has a Director's Incentive Compensation Agreements ("DICA") with each of its non-employee directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. For the year ended December 31, 1998, the Company recorded $7,425 of expense to reflect the estimated fair value of these warrants. For the year ended December 31, 1998, the Company recorded commission expense of $3,420 related to a second director in conjunction with commissions earned under the DICA.

      The Company provided services to an entity controlled by a director of the Company. For the year ended December 31, 1998, the Company recorded a loss of $15,500 related to these services.

      The Company completed a private offering of 1,600,000 shares of UMC Common Stock at a price of $.10 per share on July 11, 1997. The offering generated net proceeds of $159,487 after deducting legal fees and other expenses of the offering. Of the shares sold, 1,300,000 shares were purchased by a director of the Company, who subsequently donated 300,000 of such shares to trusts in which the director holds no beneficial interest. An additional 100,000 shares were purchased by another director of the Company.

      The Company paid $4,413 in 1996 for sales commissions to marketing companies in which a former director holds an interest.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

R. SEGMENT REPORTING

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not effect results of operations or financial position but did effect the disclosure of segment information.

           Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary services. UMY provides early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care BUSINESS OFFICE SERVICES segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY. On August 7, 1998, UMC acquired 100% of the common stock of AHO. AHO provides partial hospitalization and outpatient behavioral services programs and derives a substantial portion of its revenues and cash flows from cost based Medicare reimbursement supplemented by Medicaid and commercial insurance payments. AHO is organized into one reportable BEHAVIORAL HEALTH SERVICES segment.

           UMC evaluates the performance of its segments and allocates resources to them based on revenues and net income. Segment data includes a "home office" allocation of certain UMC corporate costs related to AHO. There are no inter-segment sales.

           In the following reportable segment table, the column heading "December 31, 1998" includes Business Office Services for the twelve months ended December 31, 1998 and Behavioral Health Services for the five months ended December 31, 1998.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Information for the Business Office Services and Behavioral Health Services segments is as follows:


                                                                               DECEMBER 31,
                                                                    1998           1997           1996
                                                               -------------  --------------  -------------
EXTERNAL REVENUE:
    Business Office Services.........................          $   4,178,009  $    2,803,001  $   2,025,338
    Behavioral Health Services.......................                799,807             - -            - -
                                                               -------------  --------------  -------------
                                                                   4,977,816       2,803,001      2,025,338
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
OPERATING EXPENSES:
    Business Office Services.........................              3,796,278       2,533,154      1,771,083
    Behavioral Health Services.......................                812,553             - -            - -
                                                               -------------  --------------  -------------
                                                                   4,608,831       2,533,154      1,771,083
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
MEDICARE HOME OFFICE COSTS ALLOCATION:
    Business Office Services.........................               (142,274)            - -            - -
    Behavioral Health Services.......................                142,274             - -            - -
                                                               -------------  --------------  -------------
                                                                         - -             - -            - -
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
PROVISION FOR DOUBTFUL ACCOUNTS:
    Business Office Services.........................                 29,420          (3,853)        11,974
    Behavioral Health Services.......................                 34,985             - -            - -
                                                               -------------  --------------  -------------
                                                                      64,405          (3,853)        11,974
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
FIXED ASSETS DEPRECIATION:
    Business Office Services.........................                 87,265         105,574        103,566
    Behavioral Health Services.......................                  4,036             - -            - -
                                                               -------------  --------------  -------------
                                                                      91,301         105,574        103,566
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
GOODWILL AMORTIZATION:
    Business Office Services.........................                    - -             - -            - -
    Behavioral Health Services.......................                    - -             - -            - -
    Adjustments/eliminations.........................                 25,779           1,209          2,072
                                                               -------------  --------------  -------------
                                                                      25,779           1,209          2,072
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
INTEREST EXPENSE, NET:
    Business Office Services.........................                  8,407           4,959         15,357
    Behavioral Health Services.......................                 11,149             - -            - -
                                                               -------------  --------------  -------------
                                                                      19,556           4,959         15,357
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------
NET INCOME (LOSS)
    Business Office Services.........................                398,913         161,958        121,286
    Behavioral Health Services.......................               (205,190)            - -            - -
    Adjustments/eliminations.........................                (25,779)         (1,209)        (2,072)
                                                               -------------  --------------  -------------
                                                               $     167,946  $      160,749  $     119,214
                                                               -------------  --------------  -------------
                                                               -------------  --------------  -------------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                              AT                    AT
                                                                         DECEMBER 31,           DECEMBER 31,
                                                                             1998                  1997
                                                                        -------------         -------------
CASH:
    Business Office Services..................................          $      88,693         $     275,948
    Behavioral Health Services................................                (14,597)                   --
                                                                        -------------         -------------

                                                                               74,096               275,948
                                                                        -------------         -------------
                                                                        -------------         -------------
ACCOUNTS RECEIVABLE, NET:
    Business Office Services..................................                408,458               430,069
    Behavioral Health Services................................                598,947                    --
                                                                        -------------         -------------
                                                                            1,007,405               430,069
                                                                        -------------         -------------
                                                                        -------------         -------------
GOODWILL, NET:
    Business Office Services..................................                     --                    --
    Behavioral Health Services................................                     --                    --
    Adjustments/eliminations..................................              1,439,481                    --
                                                                        -------------         -------------
                                                                            1,439,481                    --
                                                                        -------------         -------------
                                                                        -------------         -------------
OTHER ASSETS:
    Business Office Services..................................              1,004,787               299,583
    Behavioral Health Services................................                 34,026                    --
    Adjustments/eliminations..................................               (748,684)                   --
                                                                        -------------         -------------
                                                                              290,129               299,583
                                                                        -------------         -------------
                                                                        -------------         -------------
CURRENT INSTALLMENTS ON LONG TERM DEBT AND CAPITAL LEASES:
    Business Office Services..................................                267,614                53,171
    Behavioral Health Services................................                126,773                    --
                                                                        -------------         -------------
                                                                              394,387                53,171
                                                                        -------------         -------------
                                                                        -------------         -------------
LONG TERM CAPITAL LEASES, EXCLUDING CURRENT PORTION:
    Business Office Services..................................                 44,973                84,368
    Behavioral Health Services................................                     --                    --
                                                                        -------------         -------------
                                                                               44,973                84,368
                                                                        -------------         -------------
                                                                        -------------         -------------
ACCRUED MEDICARE SETTLEMENT:
    Business Office Services..................................                     --                    --
    Behavioral Health Services................................              1,096,147                    --
                                                                        -------------         -------------
                                                                            1,096,147                    --
                                                                        -------------         -------------
                                                                        -------------         -------------
OTHER LIABILITIES:
    Business Office Services..................................                275,581               420,630
    Behavioral Health Services................................              1,065,905                    --
    Adjustments/eliminations..................................               (748,684)                   --
                                                                        -------------         -------------
                                                                              592,802               420,630
                                                                        -------------         -------------
                                                                        -------------         -------------
STOCKHOLDER'S EQUITY:
    Business Office Services..................................                913,770               447,431
    Behavioral Health Services................................             (1,670,449)                   --
    Adjustments/eliminations..................................              1,439,481                    --
                                                                        -------------         -------------
                                                                        $     682,802         $     447,431
                                                                        -------------         -------------
                                                                        -------------         -------------


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
United Medicorp, Inc.

We have audited the accompanying consolidated balance sheet of United Medicorp., Inc. as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp., Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Hein + Associates LLP

HEIN + ASSOCIATES LLP

Dallas, Texas
March 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of United Medicorp, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Medicorp, Inc. and its subsidiary at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 23, 1998

                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                     BALANCE            ADDITIONS
                                                       AT          CHARGED      CHARGED                   BALANCE
                                                    BEGINNING     TO COSTS        TO                        AT
                                                       OF            AND         OTHER                    END OF
DESCRIPTION                                           YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
-----------                                        -----------  ------------ -----------  ------------- -----------
                                                                                  (1)          (2)
YEAR ENDED DECEMBER 31, 1998
     Allowance for doubtful accounts...........    $    11,674  $     62,405 $   163,430  $    (21,121) $   216,388
     Allowance for doubtful notes..............    $       - -  $      2,000 $       - -  $       - -   $     2,000


--------------------
(1) Represents the allowance for doubtful accounts balance associated with the acquisition of Allied Health Options, Inc. included in goodwill.
(2)  Represents write-off of uncollectible trade receivables

Information at and for the years ended December 31, 1997 and 1996 has been excluded due to lack of materiality or the required information is shown in the Consolidated Financial Statements or Notes thereto.