Form 10-Q
period 1999-03-31
UNITED MEDICORP INC
filed 1999-05-17
CIK 831460

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES     NO  X
                                                                  -----  -----

        As of November May 10, 1999, there were outstanding 28,910,217 shares of Common Stock, $0.01 par value.

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                      PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.........................    1

         Consolidated Statements of Operations for the Three Months Ended
               March 31, 1999 and 1998...............................................................    2

         Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 1999 and 1998..............................................................    3

         Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................   16
ITEM 2.  Changes in Securities.......................................................................   16
ITEM 3.  Defaults Upon Senior Securities.............................................................   16
ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................   16
ITEM 5.  Other Information...........................................................................   16
ITEM 6.  Exhibits and Reports on Form 8-K............................................................   16

Signatures...........................................................................................   17


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)              (Audited)
                                                                                March 31,             December 31,
                                                                                  1999                   1998
                                                                             ---------------         --------------
                                    ASSETS
Current assets:
      Cash and cash equivalents........................................      $       107,573         $       74,096
      Restricted cash..................................................                  661                  1,064
      Accounts receivable, net of allowance for doubtful accounts
         of $238,882 and $216,388, respectively........................              913,329              1,007,405
      Notes receivable, net of allowance of $16,000 and $2,000,
         respectively..................................................                6,000                     --
      Prepaid expenses and other current assets........................               22,706                 35,445
                                                                             ---------------         --------------
         Total current assets..........................................            1,050,269              1,118,010
Other non-current assets...............................................                8,073                 16,401
Property and equipment, net of accumulated depreciation of $808,948
      and $789,318, respectively.......................................              175,820                187,301
Assets under capital leases, net of accumulated amortization of
      $151,066 and $142,789, respectively..............................               74,106                 49,918
Goodwill, net of accumulated amortization of $44,155 and $25,779,
      respectively.....................................................            1,421,105              1,439,481
                                                                             ---------------         --------------
         Total assets..................................................            2,729,373              2,811,111
                                                                             ---------------         --------------
                                                                             ---------------         --------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable...........................................              232,473                271,873
      Payable to clients...............................................                  661                  1,064
      Accrued liabilities..............................................              333,553                319,865
      Accrued Medicare settlement......................................              747,149                878,805
      Current portion of capital lease obligations.....................               78,487                 67,614
      Current portion of long term debt................................               50,000                     --
      Short term borrowings............................................              326,354                326,773
                                                                             ---------------         --------------
         Total current liabilities.....................................            1,768,677              1,865,994
Long term capital lease obligations, excluding current portion.........               47,707                 44,793
Long term debt.........................................................               37,500                     --
Accrued Medicare settlement............................................              226,185                217,342
                                                                             ---------------         --------------
         Total liabilities.............................................            2,080,069              2,128,309
                                                                             ---------------         --------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares and 28,015,764 shares outstanding,
         respectively..................................................              290,157                280,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .....................                   --                     --
      Less treasury stock at cost, 105,547 shares......................             (221,881)              (221,881)
      Additional paid-in capital.......................................           18,753,254             18,703,254
      Retained deficit.................................................          (18,172,226)           (18,138,728)
                                                                             ---------------         --------------
         Total stockholders' equity....................................              649,304                682,802
                                                                             ---------------         --------------
         Total liabilities and stockholders' equity....................      $     2,729,373         $    2,811,111
                                                                             ---------------         --------------
                                                                             ---------------         --------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                   1999               1998
                                                                -----------       -----------
REVENUES:
  Billing and collection services........................       $   870,361       $ 1,254,044
  Net patient services...................................           270,852                --
  Other revenues.........................................            11,389            14,537
                                                                -----------       -----------
     Total revenues......................................         1,152,602         1,268,581

EXPENSES:
  Wages and benefits.....................................           763,681           776,647
  Selling, general and administrative....................           214,381           228,870
  Office, vehicle and equipment rental...................            63,070            28,285
  Depreciation and amortization..........................            46,283            17,875
  Professional fees......................................            41,604            15,372
  Provision for doubtful accounts........................            40,848            26,914
  Interest, net..........................................            16,233             2,154
                                                                -----------       -----------
     Total expenses......................................         1,186,100         1,096,117
                                                                -----------       -----------
          NET INCOME (LOSS)..............................       $   (33,498)      $   172,464
                                                                -----------       -----------
                                                                -----------       -----------
Basic earnings (loss) per common share...................       $    (.0012)      $    0.0062
                                                                -----------       -----------
                                                                -----------       -----------
Diluted earnings (loss) per common share.................       $    (.0012)      $    0.0062
                                                                -----------       -----------
                                                                -----------       -----------
Weighted average common shares outstanding...............        28,243,217        27,910,217


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                   1999              1998
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................     $   (33,498)      $   172,464
  Adjustments to reconcile net income to net cash provided
    (used in) operating activities:
      Provision for doubtful accounts......................          40,848            26,914
      Depreciation of fixed assets.........................          19,630            15,224
      Amortization of goodwill.............................          18,376               --
      Amortization of assets under capital leases..........           8,277             2,651
  Changes in assets and liabilities:
      (Increase) decrease in restricted cash...............             403           (68,010)
      (Increase) in purchased claims.......................              --           (41,946)
      (Increase) decrease in accounts receivable, gross....          67,228          (347,112)
      (Increase) decrease in notes receivable..............         (20,000)            2,000
      Decrease in prepaid expenses and other assets........          21,067             1,339
      Increase (decrease) in accounts payable..............         (39,400)           21,644
      Increase (decrease) in payable to clients............            (403)           68,007
      (Decrease) in accrued Medicare settlement............        (122,813)               --
      Increase in accrued liabilities......................          13,688           147,840
      (Decrease) in deferred credits.......................              --            (3,772)
                                                                -----------       -----------
Net cash provided by (used in) operating activities........         (26,587)           (2,757)
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment......................          (8,339)          (31,998)
                                                                -----------       -----------
Net cash provided by (used in) investing activities........          (8,339)          (31,998)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit facility......................          30,000                --
  Repayment of current debt................................         (30,419)               --
  Proceeds from issuance of long term debt.................         100,000                --
  Repayment of long term debt..............................         (12,500)               --
  Repayment of capital lease obligations...................         (18,678)          (21,688)
                                                                -----------       -----------
Net cash provided by (used in) financing activities........          68,403           (21,688)
                                                                -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........          33,477           (56,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........          74,096           275,948
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................     $   107,573       $   219,505
                                                                -----------       -----------
                                                                -----------       -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.....................................     $    16,569       $     2,713
Non-cash investing and financing activities:
  Additions to capital lease obligations...................     $    32,465       $        --


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United MoneyCorp. Inc. ("UMY"), and Allied Health Options, Inc. ("AHO"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

         The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include: the allowance for bad debt with respect to AHO accounts receivable, the accrued Medicare settlement, the amortization period for goodwill, and the contractual adjustment related to Medicare claims under appeal. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SEGMENT REPORTING

         Information for the Business Office Services and Behavioral Health Services segments is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                        1999            1998
                                                     -----------     -----------
EXTERNAL REVENUE:
    Business Office Services.....................    $   881,750     $ 1,268,581
    Behavioral Health Services...................        270,852              --
                                                     -----------     -----------
                                                       1,152,602       1,268,581
                                                     -----------     -----------
                                                     -----------     -----------
OPERATING EXPENSES:
    Business Office Services.....................        774,646       1,049,174
    Behavioral Health Services...................        308,090              --
                                                     -----------     -----------
                                                       1,082,736       1,049,074
                                                     -----------     -----------
                                                     -----------     -----------
MEDICARE HOME OFFICE COSTS ALLOCATION:
    Business Office Services.....................        (67,500)             --
    Behavioral Health Services...................         67,500              --
                                                     -----------     -----------
                                                              --              --
                                                     -----------     -----------
                                                     -----------     -----------
PROVISION FOR DOUBTFUL ACCOUNTS:
    Business Office Services.....................         37,774          26,914
    Behavioral Health Services...................          3,074              --
                                                     -----------     -----------
                                                          40,848          26,914
                                                     -----------     -----------
                                                     -----------     -----------
FIXED ASSETS DEPRECIATION & AMORTIZATION:
    Business Office Services.....................         25,400          17,875
    Behavioral Health Services...................          2,507              --
                                                     -----------     -----------
                                                          27,907          17,875
                                                     -----------     -----------
                                                     -----------     -----------
GOODWILL AMORTIZATION:
    Business Office Services.....................             --              --
    Behavioral Health Services...................             --              --
    Adjustments/eliminations.....................         18,376              --
                                                     -----------     -----------
                                                          18,376              --
                                                     -----------     -----------
                                                     -----------     -----------
INTEREST EXPENSE, NET:
    Business Office Services.....................         11,302           2,154
    Behavioral Health Services...................          4,931              --
                                                     -----------     -----------
                                                          16,233           2,154
                                                     -----------     -----------
                                                     -----------     -----------
NET INCOME (LOSS)
    Business Office Services.....................        100,128         172,464
    Behavioral Health Services...................       (115,250)             --
    Adjustments/eliminations.....................        (18,376)             --
                                                     -----------     -----------
                                                     $   (33,498)    $   172,464
                                                     -----------     -----------
                                                     -----------     -----------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     At               At
                                                                  March 31,      December 31,
                                                                    1999             1998
                                                                ------------    -------------
CASH:
    Business Office Services..................................  $     49,583    $      88,693
    Behavioral Health Services................................        57,990          (14,597)
                                                                ------------    -------------
                                                                     107,573           74,096
                                                                ------------    -------------
                                                                ------------    -------------
ACCOUNTS RECEIVABLE, NET:
    Business Office Services..................................       473,884          408,458
    Behavioral Health Services................................       439,445          598,947
                                                                ------------    -------------
                                                                     913,329        1,007,405
                                                                ------------    -------------
                                                                ------------    -------------
GOODWILL, NET:
    Business Office Services..................................            --               --
    Behavioral Health Services................................            --               --
    Adjustments/eliminations..................................     1,421,105        1,439,481
                                                                ------------    -------------
                                                                   1,421,105        1,439,481
                                                                ------------    -------------
                                                                ------------    -------------
OTHER ASSETS:
    Business Office Services..................................     1,146,111        1,004,787
    Behavioral Health Services................................        30,873           34,026
    Adjustments/eliminations..................................      (889,618)        (748,684)
                                                                ------------    -------------
                                                                     287,366          290,129
                                                                ------------    -------------
                                                                ------------    -------------
CURRENT INSTALLMENTS ON LONG TERM DEBT AND CAPITAL LEASES:
    Business Office Services..................................       358,487          267,614
    Behavioral Health Services................................        96,354          126,773
                                                                ------------    -------------
                                                                     454,841          394,387
                                                                ------------    -------------
                                                                ------------    -------------
LONG TERM DEBT AND CAPITAL LEASES, EXCLUDING CURRENT PORTION:
    Business Office Services..................................        85,207           44,973
    Behavioral Health Services................................            --               --
                                                                ------------    -------------
                                                                      85,207           44,973
                                                                ------------    -------------
                                                                ------------    -------------
ACCRUED MEDICARE SETTLEMENT:
    Business Office Services..................................            --               --
    Behavioral Health Services................................       973,334        1,096,147
                                                                ------------    -------------
                                                                     973,334        1,096,147
                                                                ------------    -------------
                                                                ------------    -------------
OTHER LIABILITIES:
    Business Office Services..................................       279,489          275,581
    Behavioral Health Services................................     1,176,816        1,065,905
    Adjustments/eliminations..................................      (889,618)        (748,684)
                                                                ------------    -------------
                                                                     566,687          592,802
                                                                ------------    -------------
                                                                ------------    -------------
STOCKHOLDER'S EQUITY:
    Business Office Services..................................       946,395          913,770
    Behavioral Health Services................................    (1,718,196)      (1,670,449)
    Adjustments/eliminations..................................     1,421,105        1,439,481
                                                                ------------    -------------
                                                                $    649,304    $     682,802
                                                                ------------    -------------
                                                                ------------    -------------


NOTE 3.    RECLASSIFICATION

        Certain prior year balances have been reclassified to conform with current year presentation.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                             GENERAL CONSIDERATIONS

         Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit 99.1 to this Form 10-Q and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

         UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice.

                          LOSS OF SIGNIFICANT CUSTOMER

         On March 15, 1999, the Company received notice from Presbyterian Healthcare System ("PHS") that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and in no way did it reflect the on the quality of the services provided by the Company to PHS. The Company continued to receive weekly account placements through May 4, 1999. The Company has been informed that PHS will allow the Company to continue to work the accounts placed prior to May 4, 1999, and to retain this inventory indefinitely. Management estimates that revenue of approximately $120,000 to $150,000 may be generated from the remaining PHS accounts in active inventory assuming no decline in the historical collection rate of approximately 13%. There can be no assurance that PHS will not request the return of their accounts currently in inventory.

         During the three months ended March 31, 1999, PHS provided revenues totaling $98,000, or 11% of total revenue, excluding AHO net patient services revenue. After taking into account AHO net patient services revenue, PHS represented 9% of total revenue.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         During 1998, PHS provided revenues totaling $985,000, or 23% of total revenue, excluding AHO net patient services revenue. After taking into account AHO net patient services revenue, PHS represented 20% of total revenue.

         During 1997, PHS provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $645,697, or 23% of total revenue.

         Management continues to vigorously pursue new business to replace the loss of PHS revenue; however, there can be no assurance that management will be successful in these efforts. Should management not be successful in generating new business, it will be required to adopt alternative strategies such as a significant reduction in payroll expense.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

            ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUMES

         The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services:

                          1999                     1998                          1997                               1996
                        ----------------------------------------------------------------------------------------------------------
                                                                         QUARTER
                        ----------------------------------------------------------------------------------------------------------
                         FIRST   FOURTH    THIRD   SECOND    FIRST   FOURTH    THIRD    SECOND    FIRST   FOURTH    THIRD   SECOND
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
      UMC
Number of Claims
 Accepted for
  Processing:
   Ongoing               45,265   48,722   48,162   49,742   89,317   72,803   76,672    42,833   28,729   37,127   40,179   46,860
   Backlog                    -        -        1       72    8,518   23,739   28,361         -        -        -        1        1
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
    Total                45,265   48,722   48,163   49,814   97,835   96,542  105,033    42,833   28,729   37,127   40,180   46,861

Gross $ Amount
  of Claims
Accepted for
 Processing (000's):
  Ongoing                28,817   33,401   30,116   30,087   40,333   33,375   35,186    20,124   20,269   18,325   18,068   21,055
  Backlog                     -        -        -       17    2,744    5,868    9,066         -        -        -        -        -
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
   Total                 28,817   33,401   30,116   30,104   43,077   39,243   44,252    20,124   20,269   18,325   18,068   21,055

Collection $ (000's)
  Ongoing                12,531   11,613   11,738   11,215   14,556   12,190    9,407    10,143    7,545    7,063    7,533    8,257
  Backlog                     -        -        9      156      128      626        -         -        -        -        -        6
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
   Total                 12,531   11,613   11,747   11,371   14,684   12,816    9,407    10,143    7,545    7,063    7,533    8,263

Fees Earned $ (000's)
  Ongoing                   771      631      681      729      922      733      480       428      366      376      379      386
  Backlog                     -        -        1       11        9       46        -         -        -        -        -        -
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
   Total                    771      631      682      740      931      778      480       428      366      376      379      386

Average Fee %
  Ongoing                  6.2%     5.4%     5.8%     6.4%     6.3%     6.0%     5.1%      4.2%     4.9%     5.3%     5.0%     4.7%
  Backlog                              -    11.0%     7.1%     7.0%    13.7%        -        -         -        -        -        -


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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

         The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY:

                          1999                     1998                          1997                               1996
                        ----------------------------------------------------------------------------------------------------------
                                                                         QUARTER
                        ----------------------------------------------------------------------------------------------------------
                         FIRST   FOURTH    THIRD   SECOND    FIRST   FOURTH    THIRD    SECOND    FIRST   FOURTH    THIRD   SECOND
                        -------  -------  -------  -------  -------  -------  -------   -------  -------  -------  -------  -------
      UMY
Number of Accounts
  Accepted for
   Collection:           14,626   26,024   31,861   22,130   27,399   27,177   27,801    22,209    3,916      N/A      N/A      N/A

Gross $ Amount of
Accounts Accepted
for Collection (000's)    7,281   12,282   11,664   12,370   14,294   14,543   14,965    19,037    2,264      N/A      N/A      N/A

Collection $ (000's)        930    1,321    2,282    2,653    2,305    1,994      784       632       96      N/A      N/A      N/A

Fees Earned (000's)         137      150      232      263      270      196      182        79       20      N/A      N/A      N/A

Average Fee %              14.7    11.4%    10.2%     9.9%    11.8%     9.8%    23.2%     12.5%    20.8%      N/A      N/A      N/A


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

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   1999          1998
                                                                -----------  -----------
     Revenue                                                       100%          100%
                                                                -----------  -----------
     Wages and benefits                                           66.3          61.2
     Selling, general and administrative                          18.6          18.0
     Office and equipment rental                                   5.5           2.2
     Depreciation and amortization                                 4.0           1.4
     Professional fees                                             3.6           1.2
     Provision for doubtful accounts                               3.5           2.1
     Interest, net, and other (income) expense                     1.4           0.2
                                                                ------       -------
     Total expenses                                              102.9          86.3
                                                                ------       -------
     Net income (loss)                                            (2.9%)        13.7%
                                                                ------       -------
                                                                ------       -------


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

COMPARISON OF THE QUARTER ENDED MARCH 31, 1999 TO THE QUARTER ENDED
MARCH 31, 1998

       REVENUES decreased $115,979, or 9% primarily due to the following:

- Ongoing Accounts Receivable Management Services revenue of $720,000 in the current quarter decreased by $225,000 compared to the first quarter of 1998. During the current quarter, Washington Hospital Center Hospital Billing Department ("WHCHBD") claims provided revenue of $546,000 compared to $442,000 during the same quarter of 1998 due to an increase in claims placed under existing contracts. Washington Hospital Center Physician Billing Department ("WHCPBD") claims provided revenue of $137,000 compared to $407,000 during the same quarter of 1998 due to a decrease in claims submitted as a result of the Washington Hospital Center's model office project. Other customer claims provided revenue of $25,000 compared to $84,000 during the same quarter of 1998 due to the loss of two customers and the acquisition of AHO which accounted for $27,000 of 1998's first quarter's other customers' revenue.

- Net patient services provided revenue of $271,000 in the current quarter compared to no revenue during the same quarter of 1998 due to the acquisition of AHO on August 7, 1998. Until such time as significant issues confronting AHO are resolved, as more fully explained at Liquidity and Capital Sources below, AHO management does not believe that it can accurately project future AHO revenues and further believes that AHO's current quarter revenue is not necessarily indicative of future results.

- Collection Agency Services revenue of $139,000 in the current quarter decreased by $131,000 compared to the first quarter of 1998. During the current quarter, PHS accounts provided revenue of $98,000 compared to $254,000 during the same quarter of 1998 due to a reduction in accounts placed under early out and secondary collection agreements. Management estimates that revenue of approximately $120,000 to $150,000 may be generated from the remaining PHS accounts in active inventory assuming no decline in the historical collection rate of approximately 13%. There can be no assurance that PHS will not request the return of their accounts currently in inventory.

- UMClaimPros revenue of $23,000 in the current quarter decreased by $28,000 compared to the first quarter of 1998 primarily due to decreased utilization from existing customers. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as well as providing a viable entree' to new customers.

         WAGES AND BENEFITS expense decreased $13,000 or 2% primarily due to reduced headcount exclusive of the AHO acquisition, reduced management bonuses, reduced collector bonuses for UMY collectors related to decreased UMY revenues all of which was partially offset by increased headcount related to the AHO acquisition. During the current quarter as compared to the first quarter of 1998, wages and benefits, exclusive of AHO headcount, decreased by approximately $97,000; management bonus decreased by approximately $86,000; UMY collector bonus decreased by approximately $16,000; and wages and benefits related to the AHO acquisition increased by approximately $186,000. During the current quarter, AHO increased headcount by a monthly average of
16. During the current quarter, total monthly employee headcount averaged 79 compared to 84 during the same quarter of 1998.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense decreased $14,000 or 6% primarily due to decreased travel, decreased Year 2000 remediation expenditures, and decreased recruiting partially offset by SG&A expenses related to the AHO acquisition. During the current quarter, AHO's SG&A expenses increased $59,000 as compared to no such expense in the same quarter of 1998.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $35,000 or 123% primarily due to the acquisition of AHO and the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during the same quarter of 1998. During the current quarter, approximately $31,000 or 89% of this increase relates to the AHO acquisition.

         DEPRECIATION AND AMORTIZATION expense increased $28,000 or 159% primarily due to additional depreciation expense related to AHO fixed assets and goodwill amortization related to the AHO acquisition. During the current quarter, AHO's fixed asset depreciation and goodwill amortization totaled approximately $3,000 and $18,000, respectively, compared to no such expense in the same quarter of 1998.

         PROFESSIONAL FEES expense increased $26,000 or 171% primarily due to the AHO acquisition. During the current quarter, approximately $33,000 or 127% of this increase is associated with the AHO quality assurance and clinical oversight consulting services and financial statement audit and cost report preparation accruals.

         PROVISION FOR DOUBTFUL ACCOUNTS expense increased $14,000 or 52% primarily due to note receivable reserves for a $20,000 loan to a customer and trade accounts receivable reserves for the same customer.

         INTEREST, NET increased $14,000 or 653% primarily due to borrowings required to provide working capital loans to AHO as well as additional interest expense related to AHO debt. During the current quarter, approximately $5,000 or 36% of this increase relates to AHO debt with the remaining increase attributable to the draw by the Company on its Credit Facility as well as the promissory note executed on January 4, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $108,000 compared to $74,000 at December 31, 1998. The working capital deficit was $718,408 and $747,984 at March 31, 1999 and December 31, 1998, respectively.

         Operating activities in the first quarter of 1999 used net cash of $27,000, compared to $3,000 net cash used in operating activities during the same period of 1998. This decline is primarily due to decreased trade payables and decreased accrued Medicare settlement partially offset by decreased trade receivables. In the first quarter of 1998, cash flow from operations was not adequate to cover all working capital and liquidity requirements. Additional financing from the Company's Credit Facility was required. UMC has provided working capital loans to AHO totaling approximately $635,000 and $507,000 at March 31, 1999 and December 31, 1998, respectively. These loans were required as a

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

result of AHO cash shortages as explained below. Although it is UMC's intent to recover these loans, there can be no assurance that AHO will be able to repay these loans.

         Investing activities in the first quarter 1999 consisted of the purchase of furniture, fixtures and equipment which used cash of $8,000 compared to $32,000 used during the same period of 1998.

         Financing activities in the first quarter of 1999 provided cash of $68,000 and consisted primarily of net borrowings of $30,000 from the Company's Credit Facility and borrowings of $100,000 from the Company's promissory note partially offset by principal payments on capital lease obligations and debt which used cash of $62,000. Cash of $68,000 provided from financing activities in the first quarter of 1999 compares favorably to the cash of $32,000 used in the same period of 1998 which consisted of principal payments on capital lease obligations only.

         Effective January 4, 1999, the Company executed a promissory note (the "Note") with the Credit Facility lender, for $100,000 bearing interest of 8.75%. The Note matures on January 4, 2001 and requires monthly principal payments of $4,167. Simple interest is computed and paid on a monthly basis. The Note is secured by the fixed assets of UMC.

         During the period from December 31, 1998 to March 31, 1999, the available Borrowing Base under the Company's Credit Facility has averaged approximately $310,000. At March 31, 1999, borrowings under the Credit Facility totaled $230,000. The maximum borrowing base is the lesser of $400,000 or 80% of trade account receivables aged less than 90 days.

         During various periods of time for the twelve months ending December 31, 1999, management anticipates the possibility that cash requirements could exceed cash on hand, cash to be generated from operating activities, if any, and cash available from UMC's Credit Facility. These periods of possible liquid deficiency are attributed to the working capital deficiency of AHO at March 31, 1999 and to AHO's current cost based reimbursement methodology which eliminates the ability of AHO as a stand alone entity to generate positive cash flow. More specifically, the possible periods of liquid deficiency are attributed to the following factors:

1.) AHO's Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1998, 1997 or 1996. An audit of the 1997 and 1996 Alabama cost reports is currently in process. A desk review of the 1996 Florida cost report is scheduled to begin on May 17, 1999. The 1997 and 1996 cost reports were prepared with unaudited financial information. The 1998 cost reports will be prepared using information obtained from audited financial statements and will be filed no later than June 30, 1999, as required. AHO has recorded certain reserves based on assumptions that may or may not ultimately prove to be correct. The accuracy of these assumptions will not be known until completion of the aforementioned audits. At March 31, 1999, the current portion of the Medicare settlement reserve totaled $747,000 and is comprised principally of:

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

  $383,000  reserve related to the 1997 and 1996 Medicare reimbursable bad debt logs,
   185,000  reserve related to the estimated 1998 interim reimbursement,
   (65,000) reserve related to the estimated year-to-date 1999 interim reimbursement,
   168,000  industry norm general reserve, and
    76,000  reserve for estimates representing possible differences between the unaudited financial information used to complete the 1997 and
            1996 cost reports as compared to the subsequently audited financial statements for the two years ended December 31, 1998.
  --------
  $747,000
  --------
  --------


         Should the results of the audited 1997 and 1996 Alabama cost reports and the 1996 Florida desk review confirm all of the assumptions underlying the Medicare settlement reserve and if AHO is required to liquidate this reserve within thirty days of receipt of the Notice of Program Reimbursement (the formal notification of settlement after the audit is complete), AHO currently projects that it is likely that it will not have sufficient cash or sources of cash to liquidate this liability and will be forced to file for bankruptcy protection.

         It is UMC's opinion, supported by the opinion of legal counsel, that the liabilities of AHO, including the Medicare settlement reserve, do not ascend to UMC. Therefore, management believes UMC will continue as a going concern regardless of the status of AHO.

         To the extent that the results of the aforementioned audit do not confirm all of the assumptions underlying the Medicare settlement reserve, the extent of the possible cash requirement to liquidate this reserve falls within the range of $0 to $747,000. Until such time as the assumptions underlying the Medicare settlement reserve are confirmed or denied, AHO cannot project the 1999 cash requirements with respect to this reserve.

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

2.) On February 5, 1999, AHO received notice from the Florida Medicare fiscal intermediary (the "Florida FI") indicating that a tentative settlement of $90,513 was due from AHO's Pensacola Center for Behavioral Health ("PCBH") for interim reimbursement in excess of reimbursable costs for the twelve months ended December 31, 1998. Effective November 12, 1998, all interim payments to PCBH were suspended until such time as the interim overpayment is recovered by Medicare through the

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

submission by PCBH of future Medicare claims. During this suspension period, the working capital deficiencies of AHO have been funded by UMC. At March 31, 1999, the remaining overpayment totals approximately $75,000. AHO continues to vigorously pursue the appeal of denied 1998 Medicare claims totaling approximately $96,000 as a possible source of cash to liquidate this overpayment. The projected interim reimbursement overpayment of $160,000 for the year ended December 31, 1998, net of the projected interim reimbursement underpayment of $34,000 for the three months ended March 31, 1999, is included in the Medicare settlement reserve above.

3.) On October 27, 1998, AHO received notice from the Alabama Medicare fiscal intermediary (the "Alabama FI") indicating that Behavioral Health of Mobile ("BHM") had been placed on one hundred percent medical records review of its partial hospitalization program ("PHP") based on certain deficiencies identified by the Alabama FI in BHM's PHP medical records. This review retroactively effected all BHM Medicare claims with dates of service beginning on August 1, 1998, and will continue until such time that deficiencies are corrected and the medical review is reduced or eliminated entirely. Substantially all BHM Medicare claims reviewed during this period were denied and are currently in various stages of appeal.

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

         b.) BHMs facility lease will terminate effective May 31, 1999. BHM outpatient services will be relocated to a significantly smaller shared office space,

         c.) AHO applied for and was denied an extended repayment plan from the Florida FI.

         d.) AHO has engaged specialized clinical oversight and quality assurance consulting services to review, render an opinion on, and where applicable, pursue reconsideration and appeal of denied claims. Ongoing medical record quality assurance and clinical oversight services are also being provided.

         e.) UMC has increased its existing credit facility in order to fund near term cash requirements of AHO.

         f.) AHO has entered into various discussions with parties potentially interested in buying one or more of the AHO CMHCs.

         g.) AHO has identified and it is vigorously pursuing the aforementioned sources of cash.

         h.) UMC has initiated discussions with various investment banking firms regarding raising additional equity capital.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
    --------                       ----------------------
    99.1         Safe Harbor Compliance Statement for Forward-Looking Statements


    (B) Reports on Form 8-K

        None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED MEDICORP, INC.
                                          (REGISTRANT)


By: /s/ R. Kenyon Culver                         Date: May 14, 1999
    ------------------------------                     -------------
    R. Kenyon Culver
    Vice President and Chief Financial Officer
    (Principal Accounting Officer)