Form 10-Q
period 1999-06-30
UNITED MEDICORP INC
filed 1999-08-16
CIK 831460

______________________________________________________________________________
______________________________________________________________________________



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

          As of August 12, 1999, there were outstanding 28,910,217 shares of Common Stock, $0.01 par value.
______________________________________________________________________________
______________________________________________________________________________

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.     Financial Statements

             Consolidated Balance Sheets at June 30, 1999 and December 31, 1998..........................    1

             Consolidated Statements of Operations for the Three and Six Months Ended
                  June 30, 1999 and 1998.................................................................    2

             Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 1999 and 1998................................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    7

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   17
ITEM 2.      Changes in Securities.......................................................................   17
ITEM 3.      Defaults Upon Senior Securities.............................................................   17
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   17
ITEM 5.      Other Information...........................................................................   17
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   17

Signatures   ............................................................................................   18

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (UNAUDITED)             (AUDITED)
                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   1999                    1998
                                                                                -----------            -----------
                               ASSETS
Current assets:
      Cash and cash equivalents........................................         $    42,201            $    88,693
      Restricted cash..................................................               3,753                  1,064
      Accounts receivable, net of allowance for doubtful accounts
         of $0 and $17,973, respectively...............................             463,611                408,458
      Notes receivable, net of allowance of $0.........................             168,000                     --
      Prepaid expenses and other current assets........................              36,283                 30,399
                                                                                -----------            -----------
Total current assets...................................................             713,848                528,614
Other non-current assets...............................................               4,816                 13,142
Property and equipment, net of accumulated depreciation of $804,994
      and $770,827, respectively.......................................             135,293                161,580
Assets under capital leases, net of accumulated amortization of
      $40,892 and $142,789, respectively...............................             164,220                 49,918
Net assets of disontinued operations -- AHO                                              --              1,251,119
                                                                                -----------            -----------
Total assets...........................................................           1,018,177              2,004,373
                                                                                -----------            -----------
                                                                                -----------            -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable...........................................             103,813                 81,188
      Payable to clients...............................................               2,148                  1,064
      Accrued liabilities..............................................             212,721                193,329
      Current portion of capital lease obligations.....................              75,068                 67,614
      Current portion of long term debt................................              50,000                     --
      Short term borrowings............................................             295,000                200,000
      Deferred income..................................................             168,000                     --
      Net liabilities of discontinued operations - AHO.................             880,380                733,403
                                                                                -----------            -----------
Total current liabilities..............................................           1,787,130              1,276,598
Long term capital lease obligations, excluding current portion.........             149,447                 44,973
Long term debt.........................................................              25,000                     --
Net liabilities of discontinued operations - AHO.......................             203,725                     --
                                                                                -----------            -----------
Total liabilities......................................................           2,165,302              1,321,571
                                                                                -----------            -----------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares and 28,015,764 shares outstanding,
         respectively..................................................             290,157                280,157
      Common Stock Subscribed; $0.01 par value; 1,000,000 shares.......                  --                 60,000
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .....................                  --                    --
      Less treasury stock at cost, 105,547 shares......................           ( 221,881)              (221,881)
      Additional paid-in capital.......................................          18,753,254             18,703,254
      Retained deficit.................................................         (19,968,655)           (18,138,728)
                                                                                -----------            -----------
         Total stockholders' equity....................................          (1,147,125)               682,802
                                                                                -----------            -----------
         Total liabilities and stockholders' equity....................         $ 1,018,177            $ 2,004,373
                                                                                -----------            -----------
                                                                                -----------            -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                    -----------------------------   ----------------------------
                                                         1999           1998              1999          1998
                                                    -------------  --------------   -------------  -------------
Revenues:
      Billing and collection services............   $     797,338  $    1,049,854   $   1,667,699  $   2,303,898
      Other revenues.............................             - -          70,424          11,389         84,961
                                                    -------------  --------------    ------------   ------------
         Total revenues..........................         797,338       1,120,278       1,679,088      2,388,859

Expenses:
      Wages and benefits.........................         607,172         710,742       1,117,842      1,487,389
      Selling, general and administrative........         160,784         239,740         316,280        468,610
      Office, vehicle and equipment rental.......          37,824          33,821          70,235         62,106
      Depreciation and amortization..............          25,350          25,225          50,750         43,100
      Provision for doubtful accounts............         (14,018)             --          23,756         26,914
      Interest, net .............................          10,908           1,121          22,210          3,275
      Professional fees..........................           9,126          13,982          17,696         29,354
      Loss on capital lease rollover financing...           7,883              --           7,883             --
                                                    -------------  --------------    ------------   ------------
         Total expenses..........................         845,029       1,024,631       1,626,652      2,120,748
                                                    -------------  --------------    ------------   ------------
Net income (loss) from continuing operations.....         (47,691)         95,647          52,436        268,111

Loss from discontinued operations - AHO..........      (1,748,738)             --      (1,882,363)            --
                                                    -------------  --------------    ------------   ------------

Net income (loss)................................   $  (1,796,429) $       95,647    $ (1,829,927)  $    268,111
                                                    -------------  --------------    ------------   ------------
                                                    -------------  --------------    ------------   ------------

Basic earnings (loss) per common share:

      Continuing operations......................   $     (0.0016) $       0.0034    $    (0.0018)  $     0.0096
      Discontinued operations - AHO..............         (0.0605)             --         (0.0658)            --
                                                    -------------  --------------    ------------   ------------
      Net income (loss)..........................   $     (0.0621) $       0.0034    $    (0.0640)  $     0.0096
                                                    -------------  --------------    ------------   ------------
                                                    -------------  --------------    ------------   ------------

Weighted average shares outstanding..............      28,910,217      27,910,217        28,578,717   27,910,217
Diluted earnings (loss) per common share:

      Continuing operations......................   $     (0.0016) $       0.0034    $    (0.0018)  $     0.0096
      Discontinued operations - AHO..............         (0.0605)             --         (0.0658)            --
                                                    -------------  --------------    ------------   ------------
      Net income (loss)..........................   $     (0.0621) $       0.0034    $    (0.0640)  $     0.0096
                                                    -------------  --------------    ------------   ------------
                                                    -------------  --------------    ------------   ------------

Weighted average shares outstanding..............      28,910,217      27,910,217      28,578,717     27,910,217


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                   ----------------------------
                                                                                         1999            1998
                                                                                   ---------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) .....................................................      $ (1,829,927)     $   268,111
      Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
              Loss from discontinued operations - AHO........................         1,882,363               --
              Depreciation of fixed assets...................................            34,167           36,093
              Provision for doubtful accounts................................            23,756           26,914
              Amortization of assets under capital leases....................            16,583            7,007
              Loss on capital lease roll over financing......................             7,883               --
      Changes in assets and liabilities:
              (Increase) decrease in restricted cash.........................            (2,689)          72,337
              (Increase) decrease in purchased claims........................                --          (82,180)
              (Increase) decrease in accounts receivable, gross..............           (78,909)          13,419
              (Increase) decrease in notes receivable........................          (168,000)           2,000
              (Increase) decrease in prepaid expenses and other assets.......            14,394           (3,874)
              Increase (decrease) in accounts payable........................            22,625           (4,384)
              Increase (decrease) in payable to clients......................             1,084          (72,337)
              Increase (decrease) in accrued liabilities.....................            19,392           73,651
              Increase (decrease) in deferred credits........................           168,000           (7,545)
                                                                                  -------------      -----------
      Net cash provided by (used in) continuing operations...................           110,722          329,212
      Net cash provided by (used in) discontinued operations - AHO...........          (280,542)              --
                                                                                  -------------      -----------
Net cash provided by (used in) operating activities..........................          (169,820)         329,212

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment....................................            (7,880)         (52,486)
                                                                                  -------------      -----------
Net cash used in investing activities........................................            (7,880)         (52,486)
                                                                                  -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from credit facility....................................            95,000               --
      Proceeds from issuance of long term debt...............................           100,000               --
      Repayment of long term debt............................................           (25,000)              --
      Repayment of capital lease obligations.................................           (38,792)         (24,957)
                                                                                  -------------      -----------
Net cash provided by (used in) financing activities..........................           131,208          (24,957)
                                                                                  -------------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................           (46,492)         251,769
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................            88,693          275,948
                                                                                  -------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................     $      42,201      $   527,717
                                                                                  -------------      -----------
                                                                                  -------------      -----------

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest:
      Continuing operations..................................................     $      30,457      $     5,019
      Discontinued operations................................................             6,769               --
                                                                                  -------------      -----------
                                                                                         37,226            5,019
Non-cash investing and financing activities:
      Additions to capital lease obligations.................................     $     150,720      $    22,582

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United MoneyCorp. Inc. ("UMY"), and Allied Health Options, Inc. ("AHO"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The Company has formalized its plan to discontinue operations at Behavioral Health of Mobile ("BHM") and Calhoun County Behavioral Health ("CCBH") and is currently negotiating the possible sale of Pensacola Center for Behavioral Health ("PCBH"). As such, AHO's results are classified as discontinued operations for all periods presented. See Note 2 for further discussion of the Company's discontinued operations. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 included in the Company's Form 10-K.

        The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include: the $109,000 allowance for bad debt with respect to AHO accounts receivable, AHO's $841,000 accrued Medicare settlement reserve and AHO's $148,000 contractual adjustment related to Medicare claims under appeal. Additionally, as a result of the write-off of goodwill, future earnings will be affected by the ultimate settlement of assets and liabilities which existed prior to the acquisition of AHO by UMC. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2.    DISCONTINUED OPERATIONS AND DIVESTITURES

        During the second quarter of 1999, the Company finalized its plans to discontinue operations of BHM and CCBH due to those reasons explained in
    Note 3. Additionally, the Company concluded that the sale of PCBH would generate the greatest return to stockholders and currently is negotiating the sale of this facility. Should the Company not be able to execute the sale of PCBH on a timely basis, PCBH will most likely be closed due to those reasons explained in Note 3. Pursuant to APB No. 30, the consolidated financial statements of the Company have been presented to reflect AHO's discontinued operations for all periods presented using a measurement date of June 30, 1999.

        The net operating results of AHO have been reported in the Consolidated Statements of Operations as "Loss from discontinued operations"; the net liabilities and assets have been reported in the Consolidated Balance Sheets as "Net liabilities of discontinued operations", and "Net Assets of Discontinued Operations"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash provided by (used in) discontinued operations."

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.    DISCONTINUED OPERATIONS AND DIVESTITURES (CONTINUED)

    Summarized financial information for discontinued operations of AHO is as follows:


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                 ----------------------------       ----------------------------
                                                     1999            1998               1999            1998
                                                 -------------  -------------       -------------  -------------
Net patient services revenue.................    $     101,723  $          --       $     372,575  $          --
      Loss from discontinued operations,
         before income taxes.................       (1,748,738)            --          (1,882,363)            --
      Income tax benefit.....................               --             --                  --             --
                                                 -------------  -------------       -------------  -------------
      Loss from discontinued operations,
         net of tax..........................    $  (1,748,738) $          --       $  (1,882,363) $          --
                                                 -------------  -------------       -------------  -------------
                                                 -------------  -------------       -------------  -------------




                                                                                  (UNAUDITED)          (AUDITED)
                                                                                     AS OF               AS OF
                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1999                1998
                                                                                -----------------     -------------
      Current assets...................................................         $       184,877       $     589,396
      Goodwill, net of accumulated amortization of $1,465,260 and
        $25,779, respectively..........................................                      --           1,439,481
      Total assets.....................................................                 202,037           2,057,857
      Current liabilities:
        Accrued Medicare settlement....................................                 620,056             878,805
        Current installments on long term debt.........................                  59,392             126,773
        Other..........................................................                 385,809             317,221
                                                                                ---------------       -------------
      Total current liabilities........................................               1,065,257           1,322,799
      Accrued Medicare settlement......................................                 220,885             217,342
                                                                                ---------------       -------------
      Total liabilities................................................               1,286,142           1,540,141
      Net liabilities of discontinued operations - current.............                 880,380             733,403
      Net liabilities (assets) of discontinued operations - long term..         $       203,725       $  (1,251,119)


NOTE 3.    GOODWILL WRITE-OFF

        At June 30, 1999, the Company recorded a non-cash charge totaling $1,402,728 for the write-off of all unamortized goodwill related to the acquisition of AHO as required by SFAS 121. The SFAS 121 charge had no impact on the Company's year-to-date cash flow or its ability to generate future cash flow. As a result of the SFAS 121 charge, future amortization expense related to goodwill will decrease by approximately $73,500 per year. As previously discussed, management monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of goodwill.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3.    GOODWILL WRITE-OFF (CONTINUED)

        During the second quarter of 1999, management believed there were events and changes in circumstances that warranted the write-off of goodwill as it was determined that the carry value of goodwill was not recoverable. These events included:

    BHM:

- Medicare's continuing one hundred percent medical records' review and denial of Medicare claims

- termination of essentially all employees and cessation of patient care by April 30, 1999

- continuing cash flow shortages as a result of the one hundred percent medical records review

-    processing delays in appealing denied 1998 Medicare claims

- unexpected delays in the completion of reimbursable bad debt logs for prior years

-    deterioration of the patient referral base

-    AHO's cancellation of BHM's Medicare provider number effective June 8, 1999

    CCBH:

- termination of all employees and cessation of patient care by July 2,1999 due to continuing Company-wide cash flow shortages

- unexpected delays in the completion of reimbursable bad debt logs for prior years

    PCBH:

- continuing suspension of all Medicare payments due to AHO's inability to repay in full its 1998 Medicare overpayment

-    processing delays in appealing denied 1998 Medicare claims

- unexpected delays in the completion of reimbursable bad debt logs for prior years

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

                          LOSS OF SIGNIFICANT CUSTOMERS

         On July 28, 1999, the Company was notified by the Washington Hospital Center ("WHC") that claim transmissions from the Department of Women's Services will terminate effective October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through June 30, 1999, and then rapidly ramp down. Additionally, WHC management has verbally expressed that it intends to restructure the current Hospital Billing contract. WHC Women's Services' revenue accounted for approximately 1% and 7% of total consolidated revenue during 1998 and during the first two quarters of 1999, respectively. The WHC Hospital Billing contract accounted for approximately 52%, 36% and 53% of total consolidated revenues during 1997, 1998, and during the first two quarters of 1999, respectively.

         It is management's understanding that this decision, as well as the decision to restructure the Hospital Billing contract, were related to cost reduction measures being taken throughout the hospital industry in response to declining reimbursement attributable to the Balanced Budget Act of 1997 and other factors. Management is currently discussing various contract restructuring options with WHC related to the Hospital Billing contract, all of which will result in a significant revenue and profit reduction. As a result of the above, combined with the loss of the Presbyterian Healthcare System collection service agreement announced on May 19, 1999, the Company is facing a significant reduction in revenues that will not be quantifiable until the terms of the restructured WHC Hospital Billing contract are finalized.

         On March 15, 1999, the Company received notice from Presbyterian Healthcare System ("PHS") that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and in no way did it

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

reflect the on the quality of the services provided by the Company to PHS. The Company continued to receive weekly account placements through May 4, 1999. The PHS contract accounted for approximately 23%, 20% and 9% of total consolidated revenues during 1997, 1998, and during the first two quarters of 1999, respectively.

         Management has begun to take cost reduction steps in an attempt to better position the Company for this significant reduction in revenues and profit margins. Management will continue to vigorously pursue new business; however, there can be no assurance that new business sufficient to ensure the survival of the Company can be obtained.

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

         The Company has initiated communications with significant customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has considered its interdependence of computer systems with its significant customers and third party payors including the Healthcare Financing Administration ("HCFA") (collectively the "Significant Third Parties") to determine the extent to which the Company is vulnerable to those Significant Third Parties' failure to remediate their own Year 2000 issues. Management considers the vulnerability of the failure of Significant Third Parties to remediate their own Year 2000 issues to be the greatest Year 2000 risk facing the Company. There can be no guarantee that the systems of Significant Third Parties which the Company's customers rely upon for a portion of their claim payments and which the Company relies upon for the transmission of claims and account data will be timely converted. Failure of a Significant Third Party to convert its computer systems, or a conversion that is incompatible with the Company's systems, would more likely than not, have a material adverse effect on the Company. Currently, the Company has not developed a contingency plan to address this scenario. Should management become aware of information that indicates that a Significant Third Party more likely than not will not be Year 2000 compliant, a contingency plan will be developed. To date, the Company has not encountered any Year 2000 failures with respect to customers and payors (i.e. Medicare) already in their fiscal year 2000.

         The Company has completed all of its Year 2000 project. The incremental costs associated with this project totaled approximately $30,000.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUMES

         The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services:


                       1999                         1998                                     1997                       1996
                ----------------    ------------------------------------   ------------------------------------   ----------------
                                                                      QUARTER
                ------------------------------------------------------------------------------------------------------------------
                SECOND     FIRST    FOURTH     THIRD    SECOND    FIRST    FOURTH    THIRD    SECOND     FIRST    FOURTH    THIRD
                ------   -------    ------    ------    ------    ------   ------    ------   -------   -------   ------    ------
      UMC
Number of Claims
 Accepted for
  Processing:
    Ongoing     47,525    45,265    48,722    48,162    49,742    89,317   72,803    76,672    42,833    28,729   37,127    40,179
    Backlog         --       --         --         1        72     8,518   23,739    28,361        --        --       --         1
                ------    ------    ------    ------    ------    ------   ------   -------    ------    ------   ------    ------
     Total      47,525    45,265    48,722    48,163    49,814    97,835   96,542   105,033    42,833    28,729   37,127    40,180

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing     29,360    28,817    33,401    30,116    30,087    40,333   33,375    35,186    20,124    20,269   18,325    18,068
    Backlog         --        --        --        --        17     2,744    5,868     9,066        --        --       --       --
                ------    ------    ------    ------    ------    ------   ------   -------    ------    ------   ------    ------
     Total      29,360    28,817    33,401    30,116    30,104    43,077   39,243    44,252    20,124    20,269   18,325    18,068

 Collection $
    (000's)
    Ongoing     12,436    12,531    11,613    11,738    11,215    14,556   12,190     9,407    10,143     7,545    7,063     7,533
    Backlog         --        --        --         9       156       128      626        --        --        --       --        --
                ------    ------    ------    ------    ------    ------   ------   -------    ------    ------   ------    ------
     Total      12,436    12,531    11,613    11,747    11,371    14,684   12,816     9,407    10,143     7,545    7,063     7,533

 Fees Earned $
    (000's)
    Ongoing        675       771       631       681       729       922      733       480       428    366         376       379
    Backlog         --        --        --         1        11         9       46        --        --        --       --        --
                ------    ------    ------    ------    ------    ------   ------   -------    ------    ------   ------    ------
     Total         675       771       631       682       740       931      778       480       428       366      376       379

 Average Fee %
    Ongoing       5.4%      6.2%      5.4%      5.8%      6.4%      6.3%     6.0%      5.1%      4.2%      4.9%     5.3%      5.0%
    Backlog         --        --     11.0%      7.1%      7.0%     13.7%       --        --        --        --       --       --


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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

         The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY:



                       1999                         1998                                     1997                       1996
                ----------------    ------------------------------------   ------------------------------------   ----------------
                                                                      QUARTER
                ------------------------------------------------------------------------------------------------------------------
                SECOND     FIRST    FOURTH     THIRD    SECOND    FIRST    FOURTH    THIRD    SECOND     FIRST    FOURTH    THIRD
                ------   -------    ------    ------    ------    ------   ------    ------   -------   -------   ------    ------
  UMY
Number of
Accounts
Accepted for
Collection:     10,987    14,626    26,024    31,861    22,130    27,399   27,177    27,801    22,209     3,916      N/A       N/A


Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)      4,513     7,281    12,282    11,664    12,370    14,294   14,543    14,965    19,037     2,264      N/A       N/A

 Collection $
    (000's)        917       930     1,321     2,282     2,653     2,305    1,994       784       632        96      N/A       N/A

  Fees Earned
    (000's)        110       137       150       232       263       270      196       182        79        20      N/A       N/A

 Average Fee %   12.0%     14.7%     11.4%     10.2%      9.9%     11.8%     9.8%     23.2%     12.5%     20.8%      N/A       N/A

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     ------------------------       ------------------------
                                                         1999         1998             1999          1998
                                                     -----------  ----------        -----------  -----------
     Revenue                                             100%         100%             100%          100%
                                                     -----------  ----------        -----------  -----------

     Wages and benefits                                    76          63               67            62
     Selling, general and administrative                   20          21               19            20
     Office, vehicle and equipment rental                   5           3                4             3
     Depreciation and amortization                          3           2                3             2
     Professional fees                                      1           1                1             1
     Provision for doubtful accounts                       (2)         --                1             1
     Interest, net, and other (income) expense              2           1                2            --
                                                     -----------  -----------       -----------  -----------
     Total expenses                                       105          91               97            89
                                                     -----------  -----------       -----------  -----------
     Net income (loss) from continuing operations          (6)          9                3            11
     Loss from discontinued operations                   (219)         --             (112)           --
                                                     -----------  -----------       -----------  -----------
     Net income (loss)                                   (224%)         9%            (109%)          11%
                                                     -----------  -----------       -----------  -----------
                                                     -----------  -----------       -----------  -----------

COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 TO THE QUARTER ENDED JUNE 30, 1998

       REVENUES decreased $323,000, or 29% primarily due to the following:

- ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $640,000 in the current quarter decreased by $46,000 compared to the second quarter of 1998. During the current quarter, Washington Hospital Center Hospital Billing Department ("WHCHBD") claims provided revenue of $526,000 compared to $330,000 during the same quarter of 1998 due to an increase in claims placed under existing contracts. Washington Hospital Center Physician Billing Department ("WHCPBD") claims provided revenue of $104,000 compared to $224,000 during the same quarter of 1998 due to a decrease in claims submitted as a result of the Washington Hospital Center's model office project. On July 28, 1999, the Company was notified by the Washington Hospital Center ("WHC") that claim transmissions from the Department of Women's Services, one contract within WHCPBD, will terminate effective October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through June 30, 1999, and then rapidly ramp down. Additionally, WHC management has verbally expressed that it intends to restructure the current WHCHBD contract. WHC Women's Services' revenue accounted for approximately 1% and 7% of total consolidated revenue during 1998 and during the first two quarters of 1999, respectively. The WHC Hospital Billing contract accounted for approximately 52%, 36% and 53% of total consolidated revenues during 1997, 1998, and during the first two quarters of 1999, respectively. Other customer claims provided revenue of $10,000 compared to $132,000 during the same quarter of 1998 due to the loss of customers and the acquisition of AHO which accounted for $27,000 of 1998's second quarter other customer revenue.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


- COLLECTION AGENCY SERVICES revenue of $109,000 in the current quarter decreased by $156,000 compared to the second quarter of 1998. During the current quarter, PHS accounts provided revenue of $58,000 compared to $254,000 during the same quarter of 1998 due to termination of account placements. On March 15, 1999, the Company received notice from Presbyterian Healthcare System ("PHS") that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and in no way did it reflect the on the quality of the services provided by the Company to PHS. The Company continued to receive weekly account placements through May 4, 1999, and expects to generate revenue through august 20, 1999. The PHS contract accounted for approximately 23%, 20% and 9% of total consolidated revenues during 1997, 1998, and during the first two quarters of 1999, respectively.

- OTHER revenue decreased $70,000 compared to the second quarter of 1998. The 1998 revenue was comprised of advance funding fees and consulting fees. Of the 1998 revenue, approximately $56,000 was generated from AHO prior to its acquisition. Thereafter, no such fees were charged.

- UMCLAIMPROS revenue of $37,000 in the current quarter decreased by $10,000 compared to the second quarter of 1998 primarily due to decreased utilization from PHS. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as well as providing a viable entree' to new customers.

         WAGES AND BENEFITS expense decreased $104,000 or 15% primarily due to reduced headcount, reduced management bonuses, and reduced collector bonuses for UMY collectors related to decreased UMY revenues. During the current quarter, total monthly employee headcount averaged 56 compared to 81 during the same quarter of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $79,000 or 33% primarily due to decreased travel; decreased recruiting; decreased postage, print and telephone expense as a result of the decline in customer accounts and claims.

         PROFESSIONAL FEES expense decreased $5,000 or 35% primarily due to decreased general legal fees.

         PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $14,000 or 100% primarily due to reversal of note receivable reserves upon payment in full.

         INTEREST, NET increased $10,000 or 800% due to credit facility borrowings and a bank promissory note required to provide working capital loans to AHO.

         LOSS FROM DISCONTINUED OPERATIONS increased $1,748,738 or 100% due to the August 7, 1998 acquisition of AHO. The primary nature of the current quarter loss is the result of increases in contractual adjustments on Medicare claims in appeal, expense recorded in the quarter related to the resolution of disputes over prior year management agreements, additional audit fees related to 1998, over and above the initial accrual, which were paid in the current quarter, goodwill amortization of $18,377 and goodwill write-off of $1,402,728. During the second quarter of 1999, management believed there were events and changes in circumstances that warranted the write-off of goodwill as it was determined that the carry value of goodwill was not recoverable. These events included:

        BHM:
- Medicare's continuing one hundred percent medical records' review and denial of Medicare claims
- termination of essentially all employees and cessation of patient care by April 30, 1999

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


- continuing cash flow shortages as a result of the one hundred percent medical records review
-    processing delays in appealing denied 1998 Medicare claims
- unexpected delays in the completion of reimbursable bad debt logs for prior years
-    deterioration of the patient referral base
-    AHO's cancellation of BHM's Medicare provider number effective June 8, 1999

    CCBH:

- termination of all employees and cessation of patient care by July 2,1999 due to continuing Company-wide cash flow shortages

- unexpected delays in the completion of reimbursable bad debt logs for prior years

    PCBH:

- continuing suspension of all Medicare payments due to AHO's inability to repay in full its 1998 Medicare overpayment

-    processing delays in appealing denied 1998 Medicare claims

- unexpected delays in the completion of reimbursable bad debt logs for prior years


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

       REVENUES decreased $710,000 or 30% primarily due to the following:

- ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $1,360,000 in the current six-month period decreased by $215,000 compared to the same period of 1998. During the current six-month period, WHCHBD claims provided revenue of $1,071,000 compared to $772,000 during the same period of 1998 due to an increase in claims placed under existing contracts. WHCPBD claims provided revenue of $242,000 compared to $632,000 during the same period of 1998 due to a decrease in claims submitted as a result of the Washington Hospital Center's model office project. Other customer claims provided revenue of $47,000 compared to $171,000 during the same period of 1998 due to the loss of customers and the acquisition of AHO which accounted for $54,000 of 1998's same period other customer revenue.

- COLLECTION AGENCY SERVICES revenue of $248,000 in the current six-month period decreased by $286,000 compared to the same period of 1998. During the current six-month period, PHS accounts provided revenue of $156,000 compared to $512,000 during the same period of 1998 due to termination of account placements on May 4, 1999 in conjunction with the previously disclosed contract termination. Contrary to managements' initial understanding, PHS has recalled all accounts in active inventory. As such, no future revenue is expected from PHS.

- OTHER revenue of $11,389 in the current six-month period decreased by $74,000 compared to the same period of 1998. The 1998 revenue was comprised of advance funding fees and consulting fees. Of the 1998 revenue, approximately $67,000 was generated from AHO prior to its acquisition. Thereafter, no such fees were charged.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


- UMCLAIMPROS revenue of $60,000 in the current six-month period decreased by $38,000 compared to the same period of 1998 primarily due to decreased utilization from PHS.

         WAGES AND BENEFITS expense decreased $370,000 or 25% primarily due to reduced headcount, reduced management bonuses, and reduced collector bonuses for UMY collectors related to decreased UMY revenues. During the current six month period, total monthly employee headcount averaged 59 compared to 82 during the same period of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $152,000 or 33% primarily due to decreased travel; decreased recruiting; decreased postage, print and telephone expense as a result of the decline in customer accounts and claims.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $8,000 or 13% due to the six-month effect of two company vehicles leased in the beginning of the second quarter of 1998 and the February 1, 1999 scheduled increase in base rent of UMC's office space. On August 2, 1999, management exercised its space reduction option whereby 3,300 square feet of office space will be vacated on September 2, 1999 resulting in a monthly savings of approximately $3,500.

         DEPRECIATION AND AMORTIZATION expense increased $7,000 or 18% primarily due to an increase of $79,000 in fixed assets and assets under capital leases at June 39, 1999 compared to June 30, 1998.

         PROFESSIONAL FEES expense decreased $12,000 or 40% primarily due to decreased general legal fees.

         INTEREST, NET increased $19,000 or 578% due to credit facility borrowings and a bank promissory note required to provide working capital loans to AHO.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         LOSS FROM DISCONTINUED OPERATIONS increased $1,882,313 or 100% due to the August 7, 1998 acquisition of AHO. The primary nature of the current six-month period loss is the result of increases in contractual adjustments on Medicare claims in appeal, expense recorded in this six-month period related to the resolution of disputes over prior year management agreements, expenses in excess of revenues during the ramp down and ultimate closure of BHM, additional audit fees related to 1998, over and above the initial accrual, which were paid in this six-month period, goodwill amortization of $36,753 and goodwill write-off of $1,402,728.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $42,000 compared to $89,000 at December 31, 1998. The working capital deficit was $1,073,000 and $748,000 at June 30, 1999 and December 31, 1998, respectively.

         Operating activities from continuing operations through June 30, 1999 provided cash of $111,000, compared to $329,000 cash provided by operating activities during the same period of 1998. This decline is primarily due to increased receivables and decreased accrued liabilities. Operating activities from discontinued operations through June 30, 1999 used cash of $281,000 primarily due to those reasons explained below.

         Through June 30, 1999, cash flow from total operations was not adequate to cover all working capital and liquidity requirements. Additional financing from the Company's Credit Facility and execution of a $100,000, two year bank promissory note was required. UMC provided working capital loans to AHO totaling approximately $703,000 and $507,000 at June 30, 1999 and December 31, 1998, respectively. These loans were required as a result of AHO cash shortages as explained below. Although it is UMC's intent to recover these loans, there can be no assurance that AHO will be able to repay these loans.

         Investing activities through June 30, 1999 consisted of the purchase of furniture, fixtures and equipment which used cash of $8,000 compared to $52,000 used during the same period of 1998.

         Financing activities through June 30, 1999 provided cash of $131,000 and consisted primarily of net borrowings of $95,000 from the Company's Credit Facility and $100,000 provided from a bank note payable which were partially offset by principal payments on capital lease obligations and the note payable which used cash of $64,000. Cash of $131,000 provided from financing activities through June 30, 1999 compares favorably to the cash of $25,000 used in the same period of 1998 which consisted of principal payments on capital lease obligations only.


         Effective December 31, 1998, UMC unconditionally and irrevocably guaranteed to a sublessor, certain AHO sublease payments totaling $55,377 and performance of all other terms, covenants and conditions contained in three furniture leases. At that time, management determined that exposure to UMC for payment of this guarantee was not reasonably possible. As such, pursuant to SFAS 5, the guarantee was not recorded or disclosed. Due to the events and changes in circumstances as more fully discussed in Notes 2 and 3, management determined that exposure to UMC for payment of this guarantee is now probable; however, funds, if any, provided by UMC will be transferred to AHO for lease payment. These payments will be charged against existing AHO lease payment accruals resulting in no additional expense to UMC. At June 30, 1999, the remaining guaranteed balance totaled $39,743.

         Effective January 4, 1999, the Company executed a promissory note (the "Note") with the Credit Facility lender, for $100,000 bearing interest of 8.75%. The Note matures on January 4, 2001 and requires monthly principal payments of $4,167. Simple interest is computed and paid on a monthly basis. The Note is secured by the fixed assets of UMC. Effective July 1, 1999, the interest rate was increased to 9.0%.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         During the period from December 31, 1998 to June 30, 1999, the available Borrowing Base under the Company's Credit Facility has averaged approximately $307,000. At June 30, 1999, borrowings under the Credit Facility totaled $295,000. The maximum borrowing base is the lesser of $400,000 or 80% of trade account receivables aged less than 90 days. Effective July 1, 1999, the interest rate was increased to 9.0%.

         During various periods of time for the twelve months ending December 31, 1999, management anticipates the possibility that cash requirements could exceed cash on hand, cash to be generated from operating activities, if any, and cash available from UMC's Credit Facility. These periods of possible liquid deficiency are attributed to the working capital deficiency of AHO at June 30, 1999 and to AHO's current cost based reimbursement methodology which eliminates the ability of AHO as a stand alone entity to generate positive cash flow. More specifically, the possible periods of liquid deficiency are attributed to the following factors:

1.) The Alabama Medicare cost reports have not yet been audited by the Medicare fiscal intermediaries for the years ended December 31, 1998, 1997 or 1996. An audit of the 1997 and 1996 Alabama cost reports is currently in process. The 1996 Florida cost report has been audited resulting in a minor balance payable to AHO. The 1997 and 1996 cost reports were prepared with unaudited financial information. The 1998 cost reports were prepared using information obtained from audited financial statements and were filed on June 30, 1999, as required. AHO has recorded certain Medicare settlement reserves based on assumptions that may or may not ultimately prove to be correct. The accuracy of these assumptions will not be known until completion of the aforementioned audits. At June 30, 1999, the current portion of the Medicare settlement reserve totaled $620,000.

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

         To the extent that the results of the aforementioned audits do not confirm all of the assumptions underlying the Medicare settlement reserve, the extent of the possible cash requirement to liquidate this reserve falls within the range of $0 to $620,000. Until such time as the assumptions underlying the Medicare settlement reserve are confirmed or denied, AHO cannot project the 1999 cash requirements with respect to this reserve.

2.) On November 12, 1998, all interim payments to PCBH were suspended due to an interim reimbursement overpayment. Since this suspension, the working capital deficiencies of AHO have been funded by UMC. At August 12, 1999, the remaining overpayment based on the submitted 1998 cost report totals approximately $10,000. AHO continues to vigorously pursue the appeal of denied 1998 Medicare claims totaling approximately $78,000 as a possible source of cash to liquidate this overpayment.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         As a result of the foregoing circumstances, AHO has taken the following actions:

         a.) BHM was closed on April 30, 1999.

         b.) The operations of CCBH were suspended on July 2, 1999.

         c.) AHO has entered into discussions with a potential buyer of PCBH.
             There can be no assurances that a sales transaction will be executed.

         d.) UMC has ceased providing working capital to AHO.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT
   ---------                        -----------------------

    99.1         Safe Harbor Compliance Statement for Forward-Looking Statements

    (B) Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By: /s/ R. KENYON CULVER                                Date: AUGUST 12,  1999
    ---------------------------------------------            -----------------
    R. Kenyon Culver
    Vice President and Chief Financial Officer
         (Principal Accounting Officer)