Form 10-Q
period 1999-09-30
UNITED MEDICORP INC
filed 1999-11-15
CIK 831460

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of November 10, 1999, there were outstanding 28,910,217 shares of Common Stock, $0.01 par value.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
                         PART I - FINANCIAL INFORMATION
ITEM  1.     Financial Statements

             Consolidated Balance Sheets at September 30, 1999 and December 31, 1998.....................    1

             Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 1999 and 1998............................................................    2

             Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 1999 and 1998...........................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    7

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   18
ITEM 2.      Changes in Securities.......................................................................   18
ITEM 3.      Defaults Upon Senior Securities.............................................................   18
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   18
ITEM 5.      Other Information...........................................................................   18
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   18

Signatures   ............................................................................................   19

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              (UNAUDITED)           (AUDITED)
                                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1999                1998
                                                                                              ------------        ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................              $     26,851        $     88,693
      Restricted cash ..........................................................                     9,457               1,064
      Accounts receivable, net of allowance for doubtful accounts
         of $0 and $17,973, respectively .......................................                   355,976             408,458
      Prepaid expenses and other current assets ................................                    37,917              30,399
                                                                                              ------------        ------------
Total current assets ...........................................................                   430,201             528,614
Other non-current assets .......................................................                     4,816              13,142
Property and equipment, net of accumulated depreciation of $825,175
      and $770,827, respectively ...............................................                   118,531             161,580
Assets under capital leases, net of accumulated amortization of
      $48,626 and $142,789, respectively .......................................                   156,486              49,918
Net assets of discontinued operations - AHO ....................................                      --             1,251,119
                                                                                              ------------        ------------
Total assets ...................................................................                   710,034           2,004,373
                                                                                              ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ...................................................                    32,170              81,188
      Payable to clients .......................................................                     9,457               1,064
      Accrued liabilities ......................................................                   243,003             193,329
      Current portion of capital lease obligations .............................                    76,728              67,614
      Current portion of long term debt ........................................                    50,000                --
      Short term borrowings ....................................................                   180,000             200,000
      Net liabilities of discontinued operations - AHO .........................                   976,542             733,403
                                                                                              ------------        ------------
Total current liabilities ......................................................                 1,567,900           1,276,598
Long term capital lease obligations, excluding current portion .................                   129,284              44,973
Long term debt .................................................................                    12,500                --
Net liabilities of discontinued operations - AHO ...............................                   192,784                --
                                                                                              ------------        ------------
Total liabilities ..............................................................                 1,902,468           1,321,571
                                                                                              ------------        ------------

Stockholders' equity (Deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized; 29,015,764 shares and 28,015,764 shares outstanding,
         respectively ..........................................................                   290,157             280,157
      Common Stock Subscribed; $0.01 par value; 1,000,000 shares ...............                      --                60,000
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..............................                      --                  --
      Less treasury stock at cost, 105,547 shares ..............................                  (221,881)           (221,881)
      Additional paid-in capital ...............................................                18,753,254          18,703,254
      Retained deficit .........................................................               (20,013,964)        (18,138,728)
                                                                                              ------------        ------------
         Total stockholders' equity (Deficit)...................................                (1,192,434)            682,802
                                                                                              ------------        ------------
         Total liabilities and stockholders' equity (Deficit)...................              $    710,034        $  2,004,373
                                                                                              ============        ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------     -----------------------------

                                                      1999              1998            1999              1998
                                                  ------------     ------------     ------------     ------------
Revenues:
      Billing and collection services ........    $    780,757     $    947,273     $  2,448,456     $  3,251,460
      Other revenues .........................              --           23,219           11,389          107,891
                                                  ------------     ------------     ------------     ------------
         Total revenues ......................         780,757          970,492        2,459,845        3,359,351

Expenses:
      Wages and benefits .....................         474,395          663,679        1,592,237        2,151,070
      Selling, general and administrative ....         108,556          198,714          424,836          667,021
      Office, vehicle and equipment rental ...          47,779           36,267          118,014           98,374
      Depreciation and amortization ..........          27,915           22,604           78,665           65,733
      Interest, net ..........................          16,716             (967)          38,926            2,308
      Professional fees ......................          20,141           19,219           37,837           48,574
      Provision for doubtful accounts ........              --               --           23,756           26,914
      Other expenses .........................          15,743               --           15,743               --
      Loss on capital lease rollover financing              --               --            7,883               --
                                                  ------------     ------------     ------------     ------------
         Total expenses ......................         711,245          939,516        2,337,897        3,059,994
                                                  ------------     ------------     ------------     ------------
Net income from continuing operations ........          69,512           30,976          121,948          299,357

Loss from discontinued operations - AHO ......        (114,821)         (97,550)      (1,997,184)         (97,550)
                                                  ------------     ------------     ------------     ------------

Net income (loss) ............................    $    (45,309)    $    (66,574)    $ (1,875,236)    $    201,807
                                                  ============     ============     ============     ============

Basic earnings (loss) per common share:

      Continuing operations ..................    $      .0024     $      .0011     $      .0042     $      .0107
      Discontinued operations - AHO ..........          (.0039)          (.0035)          (.0695)          (.0035)
                                                  ------------     ------------     ------------     ------------
      Net income (loss) ......................    $     (.0015)    $     (.0024)    $     (.0653)    $      .0072
                                                  ============     ============     ============     ============

Weighted average shares outstanding ..........      28,910,217       27,910,217       28,690,517       27,910,217
Diluted earnings (loss) per common share:

      Continuing operations ..................    $      .0024     $      .0011     $      .0042     $      .0107
      Discontinued operations - AHO ..........          (.0039)          (.0035)          (.0695)          (.0035)
                                                  ------------     ------------     ------------     ------------
      Net income (loss) ......................    $     (.0015)    $     (.0024)    $     (.0653)    $      .0072
                                                  ============     ============     ============     ============

Weighted average shares outstanding ..........      28,910,217       27,910,217       28,690,517       27,910,217



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                   --------------------------
                                                                                                       1999           1998
                                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ........................................................                   $(1,875,236)   $   201,807
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
              Loss from discontinued operations - AHO ..........................                     1,997,184         97,550
              Depreciation of fixed assets .....................................                        54,348         54,676
              Provision for doubtful accounts ..................................                        23,756         26,914
              Amortization of assets under capital leases ......................                        24,317         11,057
              Loss on capital lease roll over financing ........................                         7,883           --
      Changes in assets and liabilities:
              (Increase) decrease in restricted cash ...........................                        (8,393)        67,538
              Decrease in accounts receivable, gross ...........................                        28,726         22,027
              Decrease in notes receivable .....................................                          --            2,000
              Decrease in prepaid expenses and other assets ....................                        12,760            736
              Increase (decrease) in accounts payable ..........................                       (49,018)         4,303
              Increase (decrease) in payable to clients ........................                         8,393        (67,538)
              Increase in accrued liabilities ..................................                        49,674         31,076
              Decrease in deferred credits .....................................                          --           (8,802)
                                                                                                   -----------    -----------
      Net cash provided by continuing operations ...............................                       274,394        443,344
      Net cash used in discontinued operations - AHO ...........................                      (310,088)      (398,899)
                                                                                                   -----------    -----------
Net cash provided by (used in) operating activities ............................                       (35,694)        44,345

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment ......................................                       (11,353)       (54,306)
                                                                                                   -----------    -----------
Net cash used in investing activities ..........................................                       (11,353)       (54,306)
                                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayment of credit facility .........................................                       (20,000)          --
      Proceeds from issuance of long term debt .................................                       100,000           --
      Repayment of long term debt ..............................................                       (37,500)          --
      Repayment of capital lease obligations ...................................                       (57,295)       (50,593)
                                                                                                   -----------    -----------
Net cash used in financing activities ..........................................                       (14,795)       (50,593)
                                                                                                   -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS ..........................................                       (61,842)       (60,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................                        88,693        275,948
                                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................                   $    26,851    $   215,394
                                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest:
      Continuing operations ....................................................                   $    44,366    $     8,229
      Discontinued operations ..................................................                         6,769          7,600
                                                                                                   -----------    -----------
                                                                                                        51,135         15,829
Non-cash investing and financing activities:
      Additions to capital lease obligations ...................................                   $   150,720    $    32,538



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United MoneyCorp. Inc. ("UMY"), and Allied Health Options, Inc. ("AHO"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The Company has discontinued the operations of AHO. As such, AHO's results are classified as discontinued operations for all periods presented. See Note 2 for further discussion of the Company's discontinued operations. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 included in the Company's Form 10-K.

        The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include the net liabilities of AHO's discontinued operations. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

        The column heading "Three Months Ended September 30, 1998" includes continuing operations for the three months ended September 30, 1998 and AHO discontinued operations for the two months ended September 30, 1998. The column heading "Nine Months Ended September 30, 1998" includes continuing operations for the nine months ended September 30, 1998 and AHO discontinued operations for the two months ended September 30, 1998.

NOTE 2.    DISCONTINUED OPERATIONS

        Effective June 30, 1999 (the "Measurement Date" per APB Opinion No. 30 REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS), the Company discontinued the operations of AHO for those reasons explained in Note 3. At the Measurement Date, management was negotiating the sale of Pensacola Center for Behavioral Health ("PCBH") and had terminated the operations of Behavioral Health of Mobile ("BHM") and Calhoun County Behavioral Health ("CCBH"). As such, due to the uncertainty of the timing of the potential sale of PCBH, the loss from discontinued operations of $1,748,738 and $1,882,363 for the three and six months ended June 30, 1999, respectively, did not include an estimate of results of discontinued operations from PCBH subsequent to the Measurement Date. The revised estimate includes an estimate of results of discontinued operations from PCBH subsequent to the Measurement Date through the termination of its operations on August 31, 1999. The Disposal Date is October 14, 1999, at which time AHO filed a voluntary petition under chapter 7 of the United States Bankruptcy Code as further explained in Note 4 below.

        Pursuant to APB Opinion No. 30, the Company's consolidated financial statements have been presented to reflect AHO's discontinued operations for all periods presented. The net operating results of AHO have been reported in the Consolidated Statements of Operations as "Loss from discontinued operations"; the net liabilities and assets have been reported in the Consolidated Balance Sheets as "Net liabilities of discontinued operations" and "Net assets of discontinued operations"; and the net cash flows have been reported in the Consolidated Statements of Cash Flows as "Net cash used in discontinued operations."

    Summarized financial information for discontinued operations of AHO is as follows:


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ----------------------------      -----------------------------
                                                     1999            1998               1999            1998
                                                 ----------------------------      -----------------------------
      Net patient services revenue...........    $      47,613  $     403,823       $    420,188   $    403,823
      Loss from discontinued operations,
         before income taxes.................         (114,821)       (97,550)        (1,997,184)       (97,550)
      Income tax benefit.....................               --             --                 --             --
                                                 -------------  -------------       ------------   ------------
      Loss from discontinued operations,
         net of tax..........................    $    (114,821) $     (97,550)      $ (1,997,184)  $    (97,550)
                                                 =============  =============       ============   ============

                                                                                          (UNAUDITED)     (AUDITED)
                                                                                             AS OF          AS OF
                                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                                              1999          1998
                                                                                          ------------   ------------
Current assets .........................................................................   $    30,724   $   589,396
Goodwill, net of accumulated amortization of $1,465,260
  and $25,779, respectively ............................................................          --       1,439,481
Total assets ...........................................................................        47,884     2,057,857
Current liabilities:
  Accrued Medicare settlement ..........................................................       587,329       878,805
  Current installments on long term debt ...............................................        52,818       126,773
  Other ................................................................................       367,119       317,221
                                                                                           -----------   -----------
Total current liabilities ..............................................................     1,007,266     1,322,799
Accrued Medicare settlement ............................................................       209,944       217,342
                                                                                           -----------   -----------
Total liabilities ......................................................................     1,217,210     1,540,141
Net liabilities of discontinued operations - current ...................................       976,542       733,403
Net liabilities (assets) of discontinued operations - long term ........................   $   192,784   $(1,251,119)

NOTE 3.    GOODWILL WRITE-OFF

        At June 30, 1999, the Company recorded a non-cash charge totaling $1,402,728, as required by SFAS 121, for the write-off of all unamortized goodwill related to the acquisition of AHO. The SFAS 121 charge had no impact on the Company's year-to-date cash flow or its ability to generate future cash flow. As a result of the SFAS 121 charge, future amortization expense related to goodwill will decrease by approximately $73,500 per year. As previously discussed, management monitors its results of operations and other developments within the industry to adjust its cash flow forecast, as necessary, to determine if an adjustment is necessary to the carrying value of goodwill.

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

    CCBH:
    - termination of all employees and cessation of patient care by July 2, 1999 due to continuing Company-wide cash flow shortages
    - unexpected delays in the completion of reimbursable bad debt logs for prior years

    PCBH:
    - continuing suspension of all Medicare payments due to AHO's inability to repay in full its 1998 Medicare overpayment
    -   processing delays in appealing denied 1998 Medicare claims
    - unexpected delays in the completion of reimbursable bad debt logs for prior years
    -  deterioration of patient referral base

NOTE 4.    SUBSEQUENT EVENTS

        On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. The filing was made primarily due to the insolvency of AHO. At October 14, 1999, the net liabilities of AHO totaled approximately $1.9 million of which approximately $700,000 represents unsecured intercompany loans from UMC. AHO's accounts had not been adjusted to liquidation value at September 30, 1999. Management currently anticipates liquidating the book net liabilities of AHO in the fourth quarter of 1999 which will result in a consolidated gain on disposal of approximately $1.2 million.

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

                          LOSS OF SIGNIFICANT CUSTOMERS

      In September, 1999, the Company was informally notified by Washington Hospital Center ("WHC") that claim transmissions from the Department of Emergency Medicine ("WHCDEM") will terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramp down through and terminate on or about April 30, 2000. Revenue from this contract accounted for approximately 3% and 7% of total consolidated revenue during 1998 and during the first three quarters of 1999, respectively. It is management's understanding that this decision was related to changes in the outsourcing strategy of WHCDEM that included combining the outsourced claims management services with coding services not offered by UMC and other factors.

      On July 28, 1999, the Company was formally notified by WHC that claim transmissions from the Department of Women's Services ("WHCDWS") will terminate effective October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramp down through and terminate on or about December 31, 1999. Revenue from this contract accounted for approximately 1% and 9% of total consolidated revenue during 1998 and during the first three quarters of 1999, respectively. It is management's understanding that this decision was related to cost reduction measures being taken throughout the hospital industry in response to declining reimbursement attributable to the Balanced Budget Act of 1997 and other factors.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      On March 15, 1999, the Company was formally notified by Presbyterian Healthcare System ("PHS") that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and was in no way related to the quality of the services provided by the Company to PHS. The Company continued to receive weekly account placements through May 4, 1999, and generated its last revenue from PHS in August, 1999. Revenue from this contract accounted for approximately 23%, 20%, and 7% of total consolidated revenue during 1997, 1998, and during the first three quarters of 1999, respectively.

                CONTRACT RESTRUCTURING WITH SIGNIFICANT CUSTOMER

      On July 28, 1999, WHC management verbally expressed its intent to restructure the current Hospital Billing contract for those reasons explained above. Pending final approval of a contract amendment, WHC and UMC have verbally agreed that UMC would continue to provide a majority of its current services to WHC under a fifty percent fee reduction to be effective for claims with dates of service on and after October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramp down through and stabilize at the new rate on or about December 15, 1999. Revenue from this contract accounted for approximately 52%, 36%, and 65% of total consolidated revenue during 1997, 1998, and during the first three quarters of 1999, respectively.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      As a result of the aforementioned changes within its customer base, the Company is facing a potentially significant reduction in revenues, profit margin and cash flow. Management has taken certain actions in an attempt to better position the Company. These actions include, but are not limited to:

    - Headcount at November 10, 1999, as compared to December 31, 1998, has been reduced by twenty six employees to forty eight employees resulting in a monthly gross salary expense reduction of approximately $45,000. To the extent necessary, further headcount reductions will be made.

    - On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. As such, no additional cash will be expended on AHO.

    - On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

    - On June 16, 1999, management executed a medical claims management and collection agreement with a Virginia health system. Revenue was first recognized in August, 1999 from this customer. In the current quarter, this customer provided revenue of $61,000. Management estimates that this customer will provide fourth quarter revenue of approximately $160,000 and quarterly revenue thereafter of approximately $120,000 assuming no significant changes in monthly claim placement volume, payor mix and/or average claim amount. Management has reallocated existing employees to this customer and does not anticipate the need to hire additional employees to service this customer.

    - During the nine months ended September 30, 1999, UMY signed eleven new collection agency agreements which provided revenues of $45,000 and $20,000 during the nine months ended September 30, 1999 and the current quarter, respectively. Management estimates that these agreements will provide quarterly revenue of approximately $20,000 assuming no significant changes in monthly account placement volume and/or average account amount.

    - Management continues to vigorously pursue new business and currently has numerous significant sales prospects in various stages of the sales cycle; however, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

            EMPLOYEE TRANSITION TO PROFESSIONAL EMPLOYER ORGANIZATION

      Effective, August 26, 1999, UMC executed an agreement with Administaff, Inc., a professional employer organization ("PEO") whereby Administaff became the employer of record for all UMC employees. Adminstaff will serve as an off-site, full service human resources department providing employment administration, regulatory and statutory compliance, employer liability management, benefit management, and various other human resources related services. Fees for this service are approximately 24% of gross salary expense and are subject to change from time to time. Of this 24%, approximately 17% represents pass through payroll taxes and benefits, approximately 4% represents salaries for human resource specialists no longer employed by the Company and approximately 3% represents the incremental cost of the value added services provided.

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

      The Company has communicated with significant customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company has considered its interdependence of computer systems with its significant customers and third party payors (collectively the "Significant Third Parties") to determine the extent to which the Company is vulnerable to those Significant Third Parties' failure to remediate their own Year 2000 issues. Management considers the vulnerability of the failure of Significant Third Parties to remediate their own Year 2000 issues to be the greatest Year 2000 risk facing the Company. There can be no guarantee that the systems of Significant Third Parties which the Company's customers rely upon for a portion of their claim payments and which the Company relies upon for the transmission of claims and account data will be timely converted. Failure of a Significant Third Party to convert its computer systems, or a conversion that is incompatible with the Company's systems, would more likely than not, have a material adverse effect on the Company. Currently, the Company has not developed a contingency plan to address this scenario. Should management become aware of information that indicates that a Significant Third Party more likely than not will not be Year 2000 compliant, a contingency plan will be developed. To date, the Company has not encountered any Year 2000 failures with respect to customers and payors (i.e. Medicare) already in their fiscal year 2000.

      The Company has completed all of its Year 2000 project. The incremental costs associated with this project totaled approximately $30,000.

      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services:

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES


                           1999                               1998                                    1997                    1996
                --------------------------   -------------------------------------    -----------------------------------   -------
                                                                          QUARTER
                -------------------------------------------------------------------------------------------------------------------
                 THIRD   SECOND     FIRST     FOURTH     THIRD    SECOND    FIRST     FOURTH    THIRD   SECOND      FIRST   FOURTH
                -------  -------   -------    -------   -------   -------  -------    -------  -------  -------    -------  -------

      UMC
-----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing      53,655   47,525    45,265     48,722    48,162    49,742   89,317     72,803   76,672   42,833     28,729   37,127
    Backlog        --       --        --         --           1        72    8,518     23,739   28,361     --         --       --
                -------  -------   -------    -------   -------   -------  -------    -------  -------  -------    -------  -------
     Total       53,655   47,525    45,265     48,722    48,163    49,814   97,835     96,542  105,033   42,833     28,729   37,127

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing      33,947   29,360    28,817     33,401    30,116    30,087   40,333     33,375   35,186   20,124     20,269   18,325
    Backlog        --       --        --         --        --          17    2,744      5,868    9,066     --         --       --
                -------  -------   -------    -------   -------   -------  -------    -------  -------  -------    -------  -------
     Total       33,947   29,360    28,817     33,401    30,116    30,104   43,077     39,243   44,252   20,124     20,269   18,325

 Collection $
    (000's)
    Ongoing      13,503   12,436    12,531     11,613    11,738    11,215   14,556     12,190    9,407   10,143      7,545    7,063
    Backlog        --       --        --         --           9       156      128        626     --       --         --       --
                -------  -------   -------    -------   -------   -------  -------    -------  -------  -------    -------  -------
     Total       13,503   12,436    12,531     11,613    11,747    11,371   14,684     12,816    9,407   10,143      7,545    7,063

 Fees Earned $
    (000's)
    Ongoing         721      675       771        631       681       729      922        733      480      428        366      376
    Backlog        --       --        --         --           1        11        9         46     --       --         --       --
                -------  -------   -------    -------   -------   -------  -------    -------  -------  -------    -------  -------
     Total          721      675       771        631       682       740      931        778      480      428        366      376

 Average Fee %
    Ongoing         5.3%     5.4%      6.2%       5.4%      5.8%      6.4%     6.3%       6.0%     5.1%     4.2%       4.9%     5.3%
    Backlog        --       --        --         11.0%      7.1%      7.0%    13.7%      --       --       --         --       --

      For Ongoing claims, there is typically a time lag of approximately 5 to 45 days from contract execution to complete development of system interfaces and definition of procedural responsibilities with customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for implementation. Once the customer begins transmitting claims to the Company, there is usually a time lag of 30 to 90 days between transmission of claims to third party payors and collection of those claims from payors.

      The following table sets forth for each period indicated the volume and gross dollar amount of collection accounts received and fees recognized for UMY:

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                1999                         1998                                   1997                   1996
                     ------------------------ --------------------------------------  -------------------------------- ----------
                                                                          QUARTER
                     ------------------------------------------------------------------------------------------------------------
                      THIRD   SECOND   FIRST    FOURTH    THIRD    SECOND    FIRST     FOURTH   THIRD    SECOND   FIRST   FOURTH
                     -------  ------   ------ ---------  -------  --------  --------  ------- -------- -------- ------- ---------

      UMY
------------------
   Number of
Accounts  Accepted
   for Collection:     3,315  10,987   14,626    26,024   31,861    22,130    27,399   27,177   27,801   22,209   3,916       N/A

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)            1,465   4,513    7,281    12,282   11,664    12,370    14,294   14,543   14,965   19,037   2,264       N/A

 Collection $
    (000's)              264     917      930     1,321    2,282     2,653     2,305    1,994      784      632      96       N/A

  Fees Earned
    (000's)               45     110      137       150      232       263       270      196      182       79      20       N/A

 Average Fee %          17.0%   12.0%    14.7%     11.4%    10.2%      9.9%     11.8%     9.8%    23.2%    12.5%   20.8%      N/A

       For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer. In many cases, collection accounts are transferred to UMY via hard copy media, which requires UMY employees to manually enter collection account data into the UMY system. Collection fee percentages charged to the customer vary for the three different placement categories: bad debt, early out, and second placements.

                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:


                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                 --------   --------   --------   --------
                                                  1999       1998       1999       1998
                                                 --------   --------   --------   --------
     Revenue                                      100%       100%       100%       100%
                                                 --------   --------   --------   --------
     Wages and benefits                                61         68         65         64
     Selling, general and administrative               14         21         17         20
     Office, vehicle and equipment rental               7          4          4          3
     Depreciation and amortization                      3          2          3          2
     Interest, net, and other expense                   4       --            3       --
     Professional fees                                  2          2          2          1
     Provision for doubtful accounts                 --         --            1          1
                                                 --------   --------   --------   --------
     Total expenses                                    91         97         95         91
                                                 --------   --------   --------   --------
     Net income from continuing operations              9          3          5          9
     Loss from discontinued operations                (15)       (10)       (81)        (3)
                                                 --------   --------   --------   --------
     Net income (loss)                                 (6%)       (7%)      (76%)        6%
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

       REVENUES decreased $190,000, or 20% primarily due to the following:

- ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $719,000 in the current quarter increased by $61,000 compared to the same quarter of 1998. During the current quarter, WHC Hospital Billing Department ("WHCHBD") claims provided revenue of $518,000 compared to $445,000 during the same quarter of 1998 due to an increase in collections on relatively stable claim volume and dollar amounts within the two quarters. WHC Physician Billing Department ("WHCPBD") claims provided revenue of $139,000 compared to $186,000 during the same quarter of 1998 due to a decrease in claims submitted as a result of the WHC's model office project. Other customer claims provided revenue of $62,000 compared to $27,000 during the same quarter of 1998 primarily due to implementation of a new customer in the current quarter which provided revenue of $61,000.

   In September, 1999, the Company was informally notified by WHC that claim transmissions from the Department of Emergency Medicine ("WHCDEM"), one contract within WHCPBD, will terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramp down through and terminate on or about April 30, 2000. Revenue from the this contract accounted for approximately 3% and 7% of total consolidated revenue during 1998 and during the first three quarters of 1999, respectively.

   On July 28, 1999, the Company was notified by WHC that claim transmissions from the Department of Women's Services, one contract within WHCPBD, will terminate effective October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter rapidly ramp down through and terminate on or about December 31, 1999. Revenue from this contract accounted for approximately 1% and 9% of total consolidated revenue during 1998 and during the first three quarters of 1999, respectively.

   On July 28, 1999, WHC management verbally expressed its intent to restructure the current WHCHBD contract. Pending final approval of a contract amendment, WHC and UMC have verbally agreed that UMC will continue to provide a majority of its current services to WHC under a fifty percent fee reduction to be effective for claims with dates of service on and after October 1, 1999. Management estimates that UMC will continue to generate revenue from this contract through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramp down through and stabilize at the new revenue rate on or about December 15, 1999. Revenue form this contract accounted for approximately 52%, 36% and 65% of total consolidated revenues during 1997, 1998, and during the first three quarters of 1999, respectively.

- COLLECTION AGENCY SERVICES revenue of $44,000 in the current quarter decreased by $190,000 compared to the same quarter of 1998. During the current quarter, PHS accounts provided revenue of $14,000 compared to $219,000 during the same quarter of 1998 due to termination of account placements. On March 15, 1999, the Company received notice from PHS that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and in no way did it reflect the on the quality of the services provided by the Company to PHS. The Company continued to receive weekly account placements through May 4, 1999, and generated its last revenue from PHS in August, 1999. Revenue form this contract accounted for approximately 23%, 20% and 7% of total consolidated revenues during 1997, 1998, and during the first three quarters of 1999, respectively.

- OTHER revenue decreased $23,000 compared to the same quarter of 1998. The 1998 Other revenue was comprised of advance funding fees and consulting fees. Of the 1998 Other revenue, approximately $12,000 was generated from AHO prior to its acquisition by the Company. Thereafter, no such fees were charged.

- UMCLAIMPROS revenue of $18,000 in the current quarter decreased by $38,000 compared to the same quarter of 1998 primarily due to decreased utilization from PHS and one additional customer. Management continues to refine its strategies related to UMClaimPros and continues to believe that this service provides a competitive advantage for the Company as well as providing a viable entree' to new customers.

      WAGES AND BENEFITS expense decreased $189,000 or 29% primarily due to reduced headcount and reduced collector bonuses for UMY collectors related to decreased UMY revenues, partially offset by increased management bonus expense due to a reversal of such expense totaling $40,000 during the same quarter of 1998. During the current quarter, total monthly employee headcount averaged 47 compared to 83 during the same quarter of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE expense decreased $90,000 or 45% primarily due to decreased travel, decreased recruiting, decreased postage, print and telephone expense as a result of the decline in customer accounts and claims and reduced headcount.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $12,000 or 32% primarily due to the $14,000 payment required in conjunction with the August 2, 1999 office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Under the current arrangement, monthly office rent through January 31, 2000 and 2001 will be $7,200 and 7,400, respectively. Monthly vehicle and other rental expenses will total approximately $1,000 and $500, respectively.

      DEPRECIATION AND AMORTIZATION expense increased $5,000 or 23% primarily due to quarterly amortization expense of $8,200 related to the new $131,000 IBM AS/400 recorded in June 1999, as an asset under a thirty six month capital lease partially offset by a reduction of depreciation and amortization expense from third quarter 1998 assets which became fully depreciated before the current quarter.

      INTEREST, NET increased $18,000 or 1,838% due to credit facility borrowings and a bank promissory note required to provide working capital loans to AHO.

      OTHER EXPENSES increased $16,000 or 100% due to a one-time accrual of $26,000 related certain AHO obligations partially offset by one-time income related a note receivable and corresponding deferred income as reported on the June 30, 1999 balance sheet.

      LOSS FROM DISCONTINUED OPERATIONS - AHO increased $17,000 or 18% primarily due to decreased revenue of $356,000 and decreased expenses of $339,000 due to the discontinuance of AHO's operations effective June 30, 1999. No additional loss from discontinued operations is expected. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. The filing was made primarily due to the insolvency of AHO. At October 14, 1999, the net liabilities of AHO totaled approximately $1.9 million of which approximately $700,000 represents unsecured intercompany loans from UMC. AHO's accounts had not been adjusted to liquidation value at September 30, 1999. Management currently anticipates liquidating the book net liabilities of AHO in the fourth quarter of 1999 which will result in a consolidated gain on disposal of approximately $1.2 million.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

       REVENUES decreased $900,000 or 27% primarily due to the following:

- ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $2,079,000 in the current nine-month period decreased by $230,000 compared to the same period of 1998. During the current nine-month period, WHCHBD claims provided revenue of $1,589,000 compared to $1,294,000 during the same period of 1998 due to an increase in collections on relatively stable claim volume and dollar amounts within the two nine-month periods. WHCPBD claims provided revenue of $402,000 compared to $817,000 during the same period of 1998 due to a decrease in claims submitted as a result of the Washington Hospital Center's model office project. Other customer claims provided revenue of $88,000 compared to $198,000 during the same period of 1998 due to a net loss of customers including AHO which accounted for $63,000 of 1998's same period other customer revenue.

- COLLECTION AGENCY SERVICES revenue of $291,000 in the current nine-month period decreased by $476,000 compared to the same period of 1998. Revenue of $170,000 from PHS in the current nine-month period declined by $556,000 compared to the same period of 1998 due to termination of account placements on

   May 4, 1999 in conjunction with the previously disclosed contract termination. No future revenue is expected from PHS. Revenue of $121,000 from all other customers in the current nine-month period increased by $80,000 compared to the same period of 1998 due to an increase in customers. Of this revenue, approximately 80% was provided from two customers with the balance provided by approximately 25 customers.

- OTHER revenue of $11,389 in the current nine-month period decreased by $97,000 compared to the same period of 1998. The 1998 revenue was comprised of advance funding fees and consulting fees. Of the 1998 revenue, approximately $79,000 was generated from AHO prior to its acquisition. Thereafter, no such fees were charged.

- UMCLAIMPROS revenue of $78,000 in the current nine-month period decreased by $75,000 compared to the same period of 1998 primarily due to decreased utilization from PHS.

      WAGES AND BENEFITS expense decreased $559,000 or 26% primarily due to reduced headcount, reduced management bonuses, and reduced collector bonuses for UMY collectors related to decreased UMY revenues. During the current nine month period, total monthly employee headcount averaged 55 compared to 83 during the same period of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE expense decreased $242,000 or 36% primarily due to decreased travel, decreased recruiting, decreased postage, print and telephone expense as a result of the decline in customer accounts and claims and reduced headcount as well as decreased Year 2000 remediation expenses.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $20,000 or 20% due to the nine-month effect of two company vehicles leased in the beginning of the second quarter of 1998 and due to the $14,000 payment required in conjunction with the August 2, 1999 office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

      DEPRECIATION AND AMORTIZATION expense increased $13,000 or 20% primarily due to amortization expense on the aforementioned June 1999, IBM AS/400 capital lease totaling $131,000.

      INTEREST, NET increased $37,000 or 1,587% due to credit facility borrowings and a bank promissory note required to provide working capital loans to AHO.

      PROFESSIONAL FEES expense decreased $11,000 or 22% primarily due to decreased general legal fees.

      LOSS FROM DISCONTINUED OPERATIONS - AHO increased $1,900,000 or 1,928% primarily due to increased revenue of $16,000 and increased expenses of $1,916,000 due to the discontinuance of AHO's operations effective June 30, 1999 and the write off of all remaining goodwill totaling $1,403,000.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $27,000 compared to $89,000 at December 31, 1998. For continuing operations, the working capital deficit was $161,000 and $15,000 at September 30, 1999 and December 31, 1998, respectively.

      Operating activities from continuing operations through September 30, 1999 provided cash of $274,000, compared to cash of $443,000 provided by operating activities during the same period of 1998.

This decline is primarily due to decreased net income in the current nine-month period as compared to the same period of 1998.

      Operating activities from the discontinued operations of AHO through September 30, 1999 used cash of $310,000. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. As such, no additional cash will be used by the discontinued operations of AHO. The filing was made primarily due to the insolvency of AHO. At October 14, 1999, the net liabilities of AHO totaled approximately $1.9 million of which approximately $700,000 represents unsecured intercompany loans from UMC. It is UMC's opinion, supported by the opinion of legal counsel, that the liabilities of AHO do not ascend to UMC. At September 30, 1999, UMC accrued certain AHO liabilities totaling approximately $26,000. Management does not anticipate using any additional cash in support of AHO and further believes that UMC will continue as a going concern regardless of the status of AHO.

      Investing activities through September 30, 1999 consisted of the purchase of furniture, fixtures and equipment which used cash of $11,000 compared to $54,000 used during the same period of 1998.

      Financing activities through September 30, 1999 used cash of $15,000 and consisted primarily of net repayment of $20,000 on the Company's Credit Facility and $100,000 provided from a bank note payable of which $38,000 was repaid in the current nine-month period. In addition, principal payments on capital lease obligations used cash of $57,000. Cash of $15,000 used in financing activities through September 30, 1999 compares favorably to the cash of $51,000 used in the same period of 1998 which consisted of principal payments on capital lease obligations only.

      Through September 30, 1999, cash flow from total operations was not adequate to cover all working capital and liquidity requirements. Additional financing from the Company's Credit Facility and execution of a $100,000, two year bank promissory note was required. UMC provided working capital loans to AHO totaling approximately $700,000 and $507,000 at September 30, 1999 and December 31, 1998, respectively. These loans were required as a result of AHO cash shortages. As a result of AHO's bankruptcy, UMC does not expect to recover these loans.

      During various periods of time for the twelve months ending September 30, 2000, management anticipates the possibility that cash requirements could exceed cash on hand, cash to be generated from operating activities, if any, and cash available from UMC's Credit Facility, if any. These possible periods of liquid deficiency are attributed to the current cash shortage due to the use of cash to support AHO prior to its discontinuance of operations as well as the reduction of revenues from current customers UMC is anticipating due to those factors previously explained.

      UMC has taken the following actions to address the possible periods of liquid deficiency:

   - Headcount at November 10, 1999, as compared to December 31, 1998, has been reduced by twenty six employees to forty eight employees resulting in a monthly gross salary expense reduction of approximately $45,000. To the extent necessary, further headcount reductions will be made.

   - On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. As such, no additional cash will be expended on AHO.

   - On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

   - On June 16, 1999, management executed a medical claims management and collection agreement with a Virginia health system. Revenue was first recognized in August, 1999 from this customer. In the current quarter, this customer provided revenue of $61,000. Management estimates that this customer will provide fourth quarter revenue of approximately $160,000 and quarterly revenue thereafter of approximately $120,000 assuming no significant changes in monthly claim placement volume, payor mix and/or average claim amount. Management has reallocated existing employees to this customer and does not anticipate the need to hire additional employees to service this customer.

   - During the nine months ended September 30, 1999, UMY signed eleven new collection agency agreements which provided revenues of $45,000 and $20,000 during the nine months ended September 30, 1999 and the current quarter, respectively. Management estimates that these agreements will provide quarterly revenue of approximately $20,000 assuming no significant changes in monthly account placement volume and/or average account amount.

   - Management continues to vigorously pursue new business and currently has numerous significant sales prospects in various stages of the sales cycle; however, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

      If UMC is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but is not limited to limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

   Effective January 4, 1999, the Company executed a promissory note (the "Note") with the Credit Facility lender, for $100,000 bearing interest of 8.75%. The Note matures on January 4, 2001 and requires monthly principal payments of $4,167. Simple interest is computed and paid on a monthly basis. The Note is secured by the fixed assets of UMC. Effective August 25, 1999, the interest rate was increased to 9.25%.

      During the period from December 31, 1998 to September 30, 1999, the available Borrowing Base under the Company's Credit Facility has averaged approximately $293,000. At September 30, 1999, borrowings under the Credit Facility totaled $180,000. The maximum borrowing base is the lesser of $400,000 or 80% of trade account receivables aged less than 90 days. Effective August 25, 1999, the interest rate was increased to 9.25% .

                           PART 11. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT
  ----------                       ------------------------
    27.1         Financial Data Schedule

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



By:      /s/ R. Kenyon Culver                          Date: November 10,  1999
         -------------------------------------------        -------------------
         R. Kenyon Culver
         Vice President and Chief Financial Officer
           (Principal Accounting Officer)