Form 10-K
period 1999-12-31
UNITED MEDICORP INC
filed 2000-04-14
CIK 831460

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $897,950 based on the last sales price of $0.05 per share of such stock on March 31, 2000. As of March 31, 2000 there were 28,710,217 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements



================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                     PART I

ITEM 1.   Business...............................................................................    3
ITEM 2.   Properties.............................................................................    9
ITEM 3.   Legal Proceedings......................................................................    9
ITEM 4.   Submission of Matters to a Vote of Securities Holders..................................   10

                                                      PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................   10
ITEM 6.   Selected Consolidated Financial Data...................................................   11
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   12
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................   23
ITEM 8.   Financial Statements and Supplementary Data............................................   23
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   23

                                                      PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................   23
ITEM 11.  Executive Compensation.................................................................   25
ITEM 12.  Securities Ownership of Certain Beneficial Owners and Management.......................   27
ITEM 13.  Certain Relationships and Related Transactions.........................................   28

                                                      PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   28
Signatures.......................................................................................   32

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation. Effective June 30, 1999, the Company discontinued the operations of AHO. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy code. On November 16, 1999, the Chapter 7 bankruptcy 341 creditors meeting was held. Unless the context indicates otherwise, references herein to the Company include UMC and its operating subsidiary UMY, and exclude AHO.

         The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, billing and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

         The Company also provides interim staffing services under the name style "UMClaimPros." This service line was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

         AHO was engaged in: outpatient services; twenty four hour a day emergency care services; partial hospitalization services, or psychosocial rehabilitation services; screening of patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operated three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare Part A effective October 2, 1996.

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

         In November 1998, the Office of Inspector General ("OIG") released compliance plan guidance for third party billing companies, in which it identified certain areas which it viewed as particularly problematic, including, but not limited to, billing for undocumented services, unbundling, upcoding, inappropriate balance billing, inadequate resolution of overpayments, lack of integrity in computer systems, failure to maintain the confidentiality of information records, misuse of provider identification numbers, duplicate billing and illegal billing company incentives. While not mandatory, OIG encourages billing companies and healthcare providers to adopt compliance plans. The existence of an effective compliance plan may reduce the severity of criminal sanctions for certain healthcare related offenses and may be considered in the settlement of civil investigations. Management believes that the operations of the Company are in compliance with the OIG release.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

         ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. Customers using the Company's "Ongoing" claims processing service may opt to receive computer software from the Company that facilitates claim preparation, editing and transmission. In order to implement this package of services the Company may install interface and editing software on a computer located in the customer's offices. This "front end" system assists the customer's personnel in the preparation and editing of claims, which are then electronically transmitted to the Company and, in turn, transmitted directly or through an electronic clearinghouse to the insurance carrier or governmental payor, as the case may be. In cases where the insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat monthly fee for this service. Complete claim settlement reports are sent to customers on a semi-weekly, weekly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow will increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 86%, 68% and 73% of total revenue in 1999, 1998 and 1997, respectively.

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

         COLLECTION AGENCY SERVICES: These services involve collections of either (a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 11%, 22% and 17% of total revenue in 1999, 1998 and 1997, respectively.

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

         CONSULTING SERVICES: During 1997 the Company began providing consulting services to two operators of Community Mental Health Centers located in Alabama, Florida and Tennessee. Consulting services were for the most part related to billing and collection services provided by the Company, and were focused primarily on compliance with regulations promulgated by the Healthcare Financing Administration.

         FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 1.5 to 14 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 5.5 to 10 percent of the amounts collected, while Collection Agency services are priced at 8 to 35 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.

                          SOFTWARE AND DATA PROCESSING

         The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 1999, 1998 and 1997, the Company accepted for processing approximately 222,000, 352,000 and 354,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and minimal outside resources.

         The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly by the Company to the third party payor or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses then format and electronically transmit the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing, customer reporting, claims tracking and collection functions during 2000 and thereafter in order to satisfy unique customer requirements.

         UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, collection letters and reports. Custom programming for this application is handled primarily through the vendor. The Company has the source code for the application and can modify the application whenever necessary. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

                                   COMPETITION

         The business of medical insurance claims processing, accounts receivable management and collections agency services is highly competitive and fragmented. UMC competes with certain national and regional electronic claims processing companies, claims collection companies, claims management companies, factoring and financing firms, software vendors and traditional in-house claims processing and collections departments of hospitals and other healthcare providers. Many competitors of UMC are several times larger than the Company and could, if they chose to enter the market for the Company's line of services, devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future. There can be no assurance that competition from current or future competitors will not have a material adverse effect upon the Company.

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

                                INDUSTRY SEGMENTS

         Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary business office services. UMY provides customer service functions, payment monitoring, early out and bad debt account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similar nature of the medical claim and account collection services, nature of the information technology and human resource production processes and service delivery methodologies, and the predominantly health care industry customer base of both UMC and UMY.

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

                                    EMPLOYEES

         At March 31, 2000, the Company had 44 employees. The Company believes that its relations with its employees are good. Its employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts.

ITEM 2. PROPERTIES

         UMC and UMY's corporate offices and operations are located in a 6,836 square feet leased office space in Dallas, Texas. During the period from August 7, 1998 to October 14, 1999, AHO's home office was jointly located in this Dallas office space. This lease expires in January, 2001. On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Management believes that its facilities are well-located and are in good condition.

ITEM 3. LEGAL PROCEEDINGS

         At and for the year ended December 31, 1999 and through March 31, 2000, the Company has not been a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for a vote during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 31, 2000, there were approximately 1,070 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board("OTCBB") market.

         The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


YEAR ENDED DECEMBER 31, 1999                                      HIGH      LOW
                                                                 ------   ------
    Fourth quarter                                               $0.030   $0.015
    Third quarter                                                 0.050    0.011
    Second quarter                                                0.100    0.050
    First quarter                                                 0.090    0.050
                                                                 ------   ------
    1999 annual average                                           0.067    0.031

YEAR ENDED DECEMBER 31, 1998
    Fourth quarter                                               $0.090   $0.052
    Third quarter                                                 0.094    0.040
    Second quarter                                                0.130    0.050
    First quarter                                                 0.125    0.030
                                                                 ------   ------
    1998 annual average                                           0.110    0.043

YEAR ENDED DECEMBER 31, 1997
    Fourth quarter                                               $0.070   $0.030
    Third quarter                                                 0.090    0.040
    Second quarter                                                0.100    0.030
    First quarter                                                 0.040    0.020
                                                                 ------   ------
    1997 annual average                                           0.075    0.030



         The last reported sales price of the Common Stock as reported on the OTCBB, on March 31, 2000 was $0.05 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 1999. The financial data presented for each of the five fiscal years has been derived from audited financial statements.


                                                                             YEAR ENDED DECEMBER 31,
                                                     1999             1998            1997            1996             1995
                                                -------------    -------------    -------------   -------------   -------------
STATEMENTS OF OPERATIONS DATA
Revenues                                        $   3,158,341    $   4,178,009    $   2,803,001   $   2,025,338   $   1,986,233

Wages and benefits                                  2,070,936        2,664,694        1,900,182       1,171,721       1,499,038

Selling, general and administrative                   614,688          815,431          492,607         422,119         467,397
Depreciation and amortization                         117,568           87,265          106,783         105,638         126,807

Professional fees                                      68,788           44,784           54,188          78,813          82,794

Other                                                 247,845          166,922           88,492         127,833          95,942
                                                -------------    -------------    -------------   -------------   -------------

Net income (loss) from
     continuing operations                             38,516          398,913          160,749         119,214        (285,745)

Loss from discontinued
     operations-AHO                                  (994,113)        (230,967)              --              --              --

Gain on disposal of discontinued
     operations-AHO                                   178,426               --               --              --              --
                                                -------------    -------------    -------------   -------------   -------------

Net income (loss)                               $    (777,171)   $     167,946    $     160,749   $     119,214   $    (285,745)

Basic earnings (loss) per common share (1):

     Continuing operations                      $       .0013    $      0.0142    $      0.0059   $      0.0045   $     (0.0109)
     Discontinued operations-AHO                       (.0283)         (0.0082)              --              --              --
                                                -------------    -------------    -------------   -------------   -------------
     Net income (loss)                          $      (.0270)   $      0.0060    $      0.0059   $      0.0045   $     (0.0109)

Weighted average shares
      outstanding                                  28,739,332       27,910,217       27,178,504      26,310,217      26,310,217


----------

(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has retroactively restated all periods presented.

                                                                     AS OF DECEMBER 31,
                                                1999           1998           1997          1996          1995
                                            -----------    -----------    -----------   -----------   -----------
BALANCE SHEET  DATA
Working capital (deficit)                   $  (198,749)   $  (747,984)   $   331,552   $   104,903   $   (40,390)
Net intangible assets                                --             --             --         1,209         3,281
Net assets of
    discontinued operations-AHO                      --      1,251,119             --            --            --
Total assets                                    598,941      2,004,373      1,005,600       523,647       436,058
Long term debt including
    capital leases                              110,070         44,973         84,368       100,344       138,565
Total debt including capital leases             238,205        312,587        137,539       137,206       171,052
Net liabilities of
    discontinued operations-AHO                      --        733,403             --            --            --
Total liabilities                               663,310      1,321,571        558,169       396,452       428,078
Total stockholders' equity (deficit)            (64,369)       682,802        447,431       127,195         7,980

         See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             GENERAL CONSIDERATIONS

         Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, legal issues, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the safe harbor compliance statement for forward-looking statements included as Exhibit
99.1 to this Form 10-K and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

         UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 1999, 1998 and 1997, approximately 91%, 89% and 90% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

         The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                 1999                                 1998                                    1997
                 ------------------------------------   ------------------------------------  ------------------------------------
                                QUARTER                              QUARTER                                QUARTER
                 ------------------------------------   ------------------------------------  ------------------------------------
                 Fourth     Third    Second    First    Fourth    Third     Second    First   Fourth    Third     Second    First
                 ------    ------    ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
      UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing      40,118    53,655    47,525    45,265   48,722    48,162    49,742    89,317  72,803    76,672    42,833    28,729
    Backlog          --        --        --        --       --         1        72     8,518  23,739    28,361        --        --
                 ------    ------    ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
     Total       40,118    53,655    47,525    45,265   48,722    48,163    49,814    97,835  96,542    105,033   42,833    28,729

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing      28,919    33,947    29,360    28,817   33,401    30,116    30,087    40,333  33,375    35,186    20,124    20,269
    Backlog          --        --        --        --       --        --        17     2,744   5,868     9,066        --        --
                 ------    ------    ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
     Total       28,919    33,947    33,947    28,817   33,401    30,116    30,104    43,077  39,243    44,252    20,124    20,269

 Collection $
    (000's)
    Ongoing      14,349    13,503    12,436    12,531   11,613    11,738    11,215    14,556  12,190     9,407    10,143     7,545
    Backlog          --        --        --        --       --         9       156       128     626        --        --        --
                 ------    ------    ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
     Total       14,349    13,503    12,436    12,531   11,613    11,747    11,371    14,684  12,816     9,407    10,143     7,545

  Fees Earned
    (000's)
    Ongoing         637       721       675       771      631       681       729       922     733       480       428       366
    Backlog          --        --        --        --       --         1        11         9      46        --        --        --
                 ------    ------    ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
     Total          637       721       675       771      631       682       740       931     778       480       428       366

 Average Fee %
    Ongoing         4.4%      5.3%      5.4%      6.2%     5.4%      5.8%      6.4%      6.3%    6.0%      5.1%      4.2%      4.9%
    Backlog          --        --        --        --       --      11.0%      7.1%      7.0%   13.7%       --        --        --




         For Ongoing claims, there is typically a time lag of approximately 5 to 90 days from contract execution to complete development of system interfaces and definition of procedural responsibilities with customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Once the customer begins transmitting claims to the Company, there is usually a time lag of 30 to 90 days between transmission of claims to third party payors and collection of those claims from payors.

         The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized for UMY.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                 1999                                 1998                                    1997
                                QUARTER                              QUARTER                                QUARTER
                 ------------------------------------   ------------------------------------  ------------------------------------
                 Fourth     Third    Second    First    Fourth    Third     Second    First   Fourth    Third     Second    First
                 ------     ------   ------    ------   ------    ------    ------    ------  ------    ------    ------    ------
       UMY
-------------------
   Number of
Accounts  Accepted
    for Collection:    6,937     3,315    10,987    14,626    26,024   31,861  22,130  27,399   27,177   27,801  22,209    3,916

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)            2,598     1,465     4,513     7,281    12,282   11,664  12,370  14,294   14,543   14,965  19,037    2,264

 Collection $
    (000's)              186       264       917       930     1,321    2,282   2,653   2,305    1,994      784     632       96

  Fees Earned
    (000's)               39        45       110       137       150      232     263     270      196      182      79       20

 Average Fee %          21.0%     17.0%     12.0%     14.7%     11.4%    10.2%    9.9%   11.8%     9.8%    23.2%   12.5%    20.8%

         For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer. In many cases, collection accounts are transferred to UMY via hard copy media, which requires UMY employees to manually enter collection account data into the UMY system. Collection fee percentages charged to the customer vary depending on the service provided, the age and average balance of accounts.

                              SIGNIFICANT CUSTOMERS

         During 1999, $2,486,000 or 79% of revenue was earned from the Washington Hospital Center ("WHC"). Of this WHC revenue, 63% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, and 16% related to a physician billing contract amendment entered into in May, 1997.

         During 1998, 89% of revenue was earned from two customers: the WHC and Presbyterian Healthcare System ("PHS"). WHC provided revenue totaling $2,740,000, or 66% of total revenue. Of this WHC revenue, 65% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, and 35% related to a physician billing contract amendment entered into in May, 1997. PHS provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $985,000, or 23% of total revenue. Of this PHS revenue, 87% was provided from Collection Agency services, and 13% was provided from UMClaimPros services.

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

                          LOSS OF SIGNIFICANT CUSTOMERS

         In September, 1999, the Company was informally notified by WHC that claim transmissions from the Department of Emergency Medicine ("WHCDEM") would terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Revenue from this contract was generated through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and will terminate on or about April 30, 2000. Revenue from this contract accounted for approximately 7% and 6% of total revenue during 1999 and 1998, respectively. It is management's understanding that this decision was related to changes in the outsourcing strategy of WHCDEM that included combining the outsourced claims management services with coding services not offered by UMC, and other factors.

         On July 28, 1999, the Company was formally notified by WHC that claim transmissions from the Department of Women's Services ("WHCDWS") would terminate effective October 1, 1999. Revenue from this contract was generated through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and terminated on or about December 31, 1999. Revenue from this contract accounted for approximately 9% and 1% of total revenue during 1999 and 1998, respectively. It is management's understanding that this decision was related to cost reduction measures in response to declining reimbursement attributable to the Balanced Budget Act of 1997, and other factors.

         On March 15, 1999, the Company was formally notified by PHS that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and was in no way related to the quality of the services provided by the Company to PHS. The Company received weekly account placements through May 4, 1999, and generated its last revenue from PHS in August, 1999. Revenue from this contract accounted for approximately 4%, 23%, and 23% of total revenue during 1999, 1998, and 1997, respectively.

                CONTRACT RESTRUCTURING WITH SIGNIFICANT CUSTOMER

         On July 28, 1999, WHC management verbally expressed its intent to restructure the current Hospital Billing contract due to cost reduction measurers in response to declining reimbursement attributable to the Balances Budget Act of 1997. On December 27, 1999, the Hospital Billing contract amendment was executed. This amendment called for UMC to continue to provide a majority of its current services to WHC under a fifty percent fee reduction to be effective for claims with dates of service on and after October 1, 1999. Revenue from this contract was generated through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and stabilized at the new rate on or about December 15, 1999. Revenue from this contract accounted for approximately 63%, 42%, and 52% of total revenue during 1999, 1998, and 1997, respectively.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

         As a result of the aforementioned changes within its customer base, management has taken certain actions in an attempt to better position the Company. These actions include, but are not limited to:

o Headcount at March 31, 2000, as compared to March 31, 1999, had been reduced by 16 employees to 44 employees primarily through attrition. This reduction resulted in a monthly gross salary expense reduction of approximately $33,000.

o The Company restructured its sales organization to improve focus on the Texas market and increase the emphasis on services provided by UMY.

o A medical claims management contract for ongoing claims was executed on June 17, 1999, with a hospital system located in Virginia. This contract is fully implemented and generated revenue of approximately $199,000 in 1999.

o During 1999 and through March 31, 2000, UMY executed approximately 15 new customer service and collection agreements which provided revenues of approximately $73,000 in 1999.

o The Company executed the following contracts which generated no revenue in 1999:

     o A medical claims management contract for backlog and on-going claims was executed on March 22, 2000, with a major hospital system located in New Mexico.

     o A collection services contract for backlog and on-going claims was executed on February 10, 2000, with a central Texas diagnostic imaging facility.

     o Customer service contracts were executed on March 13, 2000 and December 10, 1999, respectively, with hospitals located in south and central Texas.

     o A medical claims management contract for backlog claims was executed on November 24, 1999, with a hospital located in the Caribbean.

o During 1998 and 1999, UMC provided various forms of working and debt repayment capital to AHO totaling approximately $1,059,000. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. In conjunction with the filing of the bankruptcy petition, UMC accrued approximately $68,000 related to lease guarantees, storage fees and professional fees.

o On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

o Management is evaluating new service lines to compliment its traditional medical claims processing and accounts receivable management services. Possible new service lines include a focus on healthcare consumerism and healthcare e-business leveraging the Company's industry experience and technological infrastructure.

         Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

         If management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:


                                                                                     Percentage of Revenues
                                                                               -------------------------------------
      Year ended December 31,                                                    1999           1998          1997
      ----------------------                                                   ---------     ---------     ---------
Revenue                                                                            100.0%        100.0%        100.0%
                                                                               ---------     ---------     ---------

Wages and benefits                                                                  65.6          63.8          67.7
Selling, general and administrative                                                 19.5          19.5          17.8
Office and equipment rental                                                          4.5           3.1           3.2
Depreciation and amortization                                                        3.7           2.1           3.7
Interest, net, and other income                                                      2.3           0.2            --
Professional fees                                                                    2.2           1.1           1.9
Provision for doubtful accounts                                                      1.0           0.7            --
                                                                               ---------     ---------     ---------
Total expenses                                                                      98.8          90.5          94.3
                                                                               ---------     ---------     ---------

Net income from continuing operations                                                1.2           9.5           5.7
Loss from discontinued operations-AHO                                              (31.4)         (5.5)           --
Gain on disposal of discontinued operations-AHO                                      5.6            --            --
                                                                               ---------     ---------     ---------
Net income (loss)                                                                  (24.6%)         4.0%          5.7%
                                                                               =========     =========     =========




                              1999 COMPARED TO 1998

         REVENUES decreased $1,020,000 or 24% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $2,720,000 in 1999 decreased by $137,000 compared to 1998 primarily due to effect of the aforementioned loss and restructuring of significant WHC contracts. Assuming that there are no significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 1999, management believes that ongoing accounts receivable management services will generate revenues from such customers of approximately $1.4 million in 2000.

o Collection Agency Services revenue of $332,000 in 1999 decreased by $583,000 compared to 1998 primarily due to the aforementioned loss of the PHS contact. Revenue in 1999 from PHS was $112,000 compared to $854,000 in 1998. Assuming that there are no significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 1999, management believes that collection agency services will generate revenues from such customers of approximately $250,000 in 2000.

o Other revenue of $14,000 in 1999 decreased by $99,000 compared to 1998 primarily due to decreased funding fees related to Advance Funding Services and decreased Consulting Services. Approximately $51,000 of 1998's other revenue related to services provided to AHO. Upon the acquisition of AHO, billing for services performed by UMC was terminated.

o UMClaimPros revenue of $93,000 in 1999 decreased by $102,000 compared to 1998 primarily due to decreased utilization at PHS.

         WAGES AND BENEFITS expense decreased $594,000 or 22% primarily due to headcount reductions through attrition in conjunction with the aforementioned revenue reductions. During 1999, monthly employee headcount averaged 53 compared to 80 during 1998. Assuming no significant change in the Company's core services, management expects that wages and salaries should remain at approximately 65% of revenues.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense decreased $201,000 or 25% primarily due to expense reductions in conjunction with the aforementioned revenue reductions. Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 20% of revenues.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $14,000 or 11% primarily due to the $14,000 payment required in conjunction with the August 2, 1999 office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Under the current arrangement, monthly office rent through January 31, 2000 and 2001 will be $7,200 and 7,400, respectively. Monthly vehicle and other rental expenses will total approximately $1,000 and $500, respectively.

         DEPRECIATION AND AMORTIZATION expense increased $30,000 or 35% primarily due to amortization expense related to assets under capital leases recorded in 1999 and the full year effect of assets under capital leases and fixed assets acquired throughout 1998.

         PROFESSIONAL FEES expense increased $24,000 or 54% primarily due to increased audit fees allocated to UMC in 1999 as compared to 1998 and $10,000 in expense related to capital raising efforts throughout 1999.

         INTEREST, NET increased $38,000 or 452% primarily due to increased credit facility borrowings and promissory note borrowings required to support AHO.

         OTHER EXPENSE increased $26,000 primarily due to accruals related to AHO and a loss on the rollover financing of the Company's IBM AS/400. These expenses are non-recurring.

         LOSS FROM DISCONTINUED OPERATIONS - AHO is comprised primarily of salaries paid, bad debt expense, professional fees and other SG&A.

         GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS - AHO represents the excess of AHO's liabilities liquidated via the aforementioned Chapter 7 bankruptcy over the working capital provided from UMC to AHO during the period from August 7, 1998 to October 14, 1999.

LIQUIDITY AND CAPITAL SOURCES

    At December 31, 1999, the Company's liquid assets, consisting of cash, totaled $122,000 compared to $89,000 at December 31, 1998. The working capital deficit was $(199,000) and ($748,000) at December 31, 1999 and December 31, 1998, respectively. Working capital increased due to deconsolidation of AHO effective October 14, 1999.

         Operating activities from continuing operations in 1999 provided cash of $570,000, compared to $435,000 cash provided in operating activities from continuing operations in 1998. This increase is primarily due to factoring of invoices totaling $219,000 which provided cash of $179,000. In 1999, cash flow from continuing operations was adequate to cover all working capital and liquidity requirements of continuing operations. At September 30, 1999, UMC accrued certain AHO liabilities totaling approximately $68,000. With the exception of these accruals, Management does not anticipate using any additional cash in support of AHO.

         Operating activities from the discontinued operations of AHO through October 14, 1999 used cash of $298,000, compared to $687,000 cash used in the discontinued operations of AHO for the five months ended December 31, 1998. Cash flow from the discontinued operations of AHO was not adequate to cover all working capital and debt requirements of the discontinued operations of AHO. Financing from UMC in the form of intercompany loans totaling $704,000 and $507,000 at October 14, 1999 and December 31, 1998, respectively, was required. As a result of AHO's bankruptcy, AHO will not repay these loans to UMC.

         Investing activities in 1999 consisted of the purchases of furniture, fixtures and equipment. The purchase of furniture, fixtures and equipment used cash of $15,000 compared to $78,000 used in 1998. This decrease in investing activities corresponds with the aforementioned revenue reduction and required cash conservation. The Company's fixed assets are in good working order and sufficient to support continuing operations.

         Financing activities in 1999 consisted of net repayment of the Company's revolving line of credit totaling $200,000, borrowings under a bank note payable totaling $100,000, and principal payments on capital lease obligations and the note payable which used cash of $125,000.

         Effective January 4, 1999, the Company executed a promissory note (the "Note") with a Bank Lender, for $100,000 bearing interest at the prime rate plus one percent. Throughout 1999, the interest rate ranged from 8.75% to 9.5%. On March 22, 2000, the interest rate increased to 10.0%. The Note matures on January 4, 2001 and requires monthly principal payments of $4,167. Simple interest is computed and paid on a monthly basis. The Note is secured by the fixed assets of UMC.

         On December 7, 1999, the Company was informed by Bank United, which had acquired the Bank Lender, that its $400,000 revolving line of credit would not be renewed on its scheduled renewal date of December 11, 1999. This revolving line of credit was paid in full on December 28, 1999 and replaced with a factoring agreement as described below.

         On December 28, 1999, the Company executed a $500,000 recourse factoring agreement which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and is personally guaranteed by Peter Seaman, Chairman and CEO and Ken Culver, Vice President and Chief Financial Officer. Other significant terms of the factoring agreement include recourse for invoices remaining unpaid at 90 days, interest at prime plus 2.5%, and a factoring fee of 1% of the face value of each invoice.

         During various periods of time for the twelve months ending March 31, 2001, management anticipates the possibility that cash requirements could exceed cash on hand, cash to be generated from operating activities, if any, and cash available from UMC's recourse factoring agreement, if any. These possible periods of liquid deficiency are attributed to the reduction of revenues from current and former customers as previously explained.

         UMC has taken the following actions to address the possible periods of liquid deficiency:

o Headcount at March 31, 2000, as compared to March 31, 1999, had been reduced by 16 employees to 44 employees primarily through attrition. This reduction resulted in a monthly gross salary expense reduction of approximately $33,000.

o The Company restructured its sales organization to improve focus on the Texas market and increase the emphasis on services provided by UMY.

o A medical claims management contract for ongoing claims was executed on June 17, 1999, with a hospital system located in Virginia. This contract is fully implemented and generated revenue of approximately $199,000 in 1999.

o During 1999 and through March 31, 2000, UMY executed approximately 15 new customer service and collection agreements which provided revenues of approximately $73,000 in 1999.

o The Company executed the following contracts which generated no revenue in 1999:

     o A medical claims management contract for backlog and on-going claims was executed on March 22, 2000, with a major hospital system located in New Mexico.

     o A collection services contract for backlog and on-going claims was executed on February 10, 2000, with a central Texas diagnostic imaging facility.

     o Customer service contracts were executed on March 13, 2000 and December 10, 1999, respectively, with hospitals located in south and central Texas.

     o A medical claims management contract for backlog claims was executed on November 24, 1999, with a hospital located in the Caribbean.

     o During 1998 and 1999, UMC provided various forms of working and debt repayment capital to AHO totaling approximately $1,059,000. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. In conjunction with the filing of the bankruptcy petition, UMC accrued approximately $68,000 related to lease guarantees, storage fees and professional fees.

     o On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

     o Management is evaluating new service lines to compliment its traditional medical claims processing and accounts receivable management services. Possible new service lines include a focus on healthcare consumerism and healthcare e-business leveraging the Company's industry experience and technological infrastructure.

         Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

         If management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

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

         The Company has experienced no adverse effect from the Year 2000 issue.

                              1998 COMPARED TO 1997

         REVENUES increased $1,375,000 or 49% primarily due to the following:

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

         WAGES AND BENEFITS expense increased $765,000 or 40% primarily due to increased headcount and increased bonuses for UMY collectors related to increased UMY collections and revenues. Approximately $727,000 or 95% of this increase relates to increased headcount required to support increased processing volume as well as to enhance the management infrastructure. During 1998, monthly employee headcount averaged 80 compared to 57 during 1997. Approximately $37,000 or 5% of this increase relates to UMY collector bonuses.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $323,000 or 66% primarily due to increased travel associated with supporting existing customers and developing new business, increased printing, postage and telephone expense related to UMY and the WHCPBD agreement, increased contract labor to temporarily fill open positions, increased recruiting expenses related to open positions and various other expenses to support a larger revenue stream and increased headcount.

         PROFESSIONAL FEES expense decreased $9,000 or 17% primarily due to a reduction in financial statement audit fees in conjunction with the change in the Company's independent accountants.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $40,000 or 46% primarily due to the lease of two company vehicles utilized by the sales force at a monthly expense of approximately $1,000 per month compared to no leased vehicles during 1997, as well as the full year effect in 1998 of leasing an additional 1,906 square feet of office space on July 31, 1997 required for UMY.

         DEPRECIATION AND AMORTIZATION expense decreased $20,000 or 18% primarily due to a $20,000 decrease in UMC depreciation expense related to the AS/400 which was fully depreciated at December 31, 1997.

         PROVISION FOR DOUBTFUL ACCOUNTS expense increased $33,000 primarily due to the write-off of UMC account balances totaling $21,000 and a $6,000 increase in the provision.

         INTEREST, NET increased $3,000 or 70% primarily due to the draw by the Company on its Credit Facility which first occurred in November, 1998 in order to support AHO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements appear beginning at page 33.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         PETER W. SEAMAN (50) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr.

Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant.

         MICHAEL P. BUMGARNER (55) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is the Chairman of the Audit Committee of the Board of Directors. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based start-up medical management consulting firm positioned to deliver accreditation preparation, ongoing compliance and other management services to all types of medical facilities through its interactive multi-layered web site and its strategically located Professional Affiliates, nationally. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December, 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 25 years gaining extensive senior business and management experience.

         JOHN F. LEWIS (51) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is a consultant specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1995, Mr. Lewis served as Health Advisor to the Governor of the U.S. Virgin Islands. From 1988 to 1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds a B.A. in Business Administration from the American College of Switzerland and a License in Economic and Social Sciences from the University of Geneva.

         THOMAS H. MCCONNELL, III, M.D. (62) was elected to the Board of Directors on November 12, 1996. Dr. McConnell is the Chairman of the Compensation and Stock Option Committees of the Board of Directors. Dr. McConnell is former CEO of AM Laboratories, Inc., a medical testing laboratory, and is active as an investor and consultant to a number of healthcare providers. From 1992 to 1994, Dr. McConnell served as Chairman of the Executive Committee and a member of the Board of Directors of AdvaCare, Inc., a publicly traded medical billing and collection agency. From 1992 to 1995, Dr. McConnell served as a member of the Board of Directors of Osprey Holdings, Inc., a publicly traded holding company formerly in the medical laboratory software business. Dr. McConnell is a past Governor of the College of American Pathologists, past President of the Texas Society of Pathologists, and past member of the Board of Directors of the Dallas County Medical Society. Dr. McConnell attended Rice University, holds a Doctor of Medicine Degree from the University of Texas Southwestern Medical School and an OPM certificate from the Harvard Business School.

         MARY E. ROGERS (37) joined the Company on September 22, 1993 and was promoted to Vice President, Information Systems on December 16, 1994. Mrs. Rogers' prior business experience includes two years as a Senior Systems Design Analyst for CTI Limited, Inc., a property management software development firm, and three years as a Senior Systems Design Analyst for Andersen Consulting. Mrs. Rogers holds a B.B.A. in Finance from Southern Methodist University.

         R. KENYON CULVER (40) joined the Company on September 25, 1997 as Vice President and Chief Financial Officer. Mr. Culver's prior employment includes three years as Controller of the Professional Services division for Affiliated Computer Services, Inc. Prior to joining Affiliated Computer Services, Inc., Mr. Culver was employed for four years in the Audit and Business Advisory division of Price Waterhouse, LLP. Before that, Mr. Culver served for nine years in the United States Coast Guard. Mr. Culver holds a B.B.A. in Accounting from Southern Methodist University and is a Certified Public Accountant.

           COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         Pursuant to Section 16(a) of the Securities Act of 1934 and the rules issued thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. All required forms have been timely filed.

ITEM 11. EXECUTIVE COMPENSATION

         Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and exercise and year end valuation information pertaining to stock options and warrants granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 1999, 1998 or 1997:



                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM COMPENSATION
                                                   ---------------------------------------------------------
                        ANNUAL COMPENSATION                           AWARDS                        PAYOUTS
                    ----------------------------   ---------------------------------------------   ---------
                                                      OTHER         RESTRICTED      SECURITIES
NAME                                                  ANNUAL          STOCK         UNDERLYING       LTIP       ALL OTHER
AND PRINCIPAL                                        COMPENS-        AWARD(S)         OPTIONS/      PAYOUTS      COMPEN-
POSITION            YEAR   SALARY ($)   BONUS ($)    SATION ($)        ($)            SARS (#)        ($)       SATION ($)
                    ----   ----------   --------   -------------   -------------   -------------   ---------   -------------
Peter W. Seaman     1999      138,945         --              --              --       2,000,000          --              --
Chairman and        1998      142,518     22,500(1)           --              --              --          --              --
CEO                 1997      120,931         --              --              --         700,000          --              --


(1)  Represents 1997 bonus paid in 1998.

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES


                        SHARES                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                       ACQUIRED                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                          ON          VALUE         OPTIONS/SARS AT FISCAL          OPTIONS/SARS AT
                       EXERCISE     REALIZED              YEAR-END (#)            FISCAL YEAR-END (3) ($)
                                                  ----------------------------  ---------------------------
   NAME                  (#)          ($)          EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-----------------      --------   -------------   ------------   -------------  -----------   -------------
Peter W. Seaman           --           --           1,266,667        1,733,333      15,000        45,000

(3) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 1999 was $0.03 per share. Value is calculated on the basis of the difference between the option exercise price and $0.03 multiplied by the number of shares of Common Stock underlying the option.

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

         Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of
(a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 1999.

         On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 1999, the Company recorded no commission expense related to a Director in conjunction with commissions earned under the DICA.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Messrs. McConnell, Lewis and Bumgarner. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 1999.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 31, 2000 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:





                                            NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                                            ----------------------------------------------------------
                                                SHARES            EXERCISABLE
                                             BENEFICIALLY           WARRANTS/             PERCENT OF
NAME                                            OWNED              OPTIONS (3)            CLASS (1)
---------------------------------------     -------------         ------------            -----------
Mercury Asset Management plc. (2)               8,067,200                   --                  28.1%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                                 1,484,000                   --                   5.2%
Rue du Moulin
Sark, Channel Islands

Thomas H. McConnell, III                        1,000,000              509,347                   5.2%
Peter W. Seaman (4)                               100,000            1,500,000                   5.3%
Michael P. Bumgarner                              100,000              400,000                   1.7%
John F. Lewis                                          --              400,000                   1.4%

All officers and directors as
a group (6 persons) (5)                         1,200,000            3,692,680                  15.1%



(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 28,710,217 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares.

     The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 28,710,217 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 2000, upon exercise of options/warrants.

(4)  Excludes 1,500,000 unexercisable shares held under warrant.

(5)  Excludes 3,216,667 unexercisable shares held under option and warrant.


ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The Company had consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the years ended December 31, 1998 and 1997, the Company paid the director $210,000 and $24,000, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 33.

     2.   Financial Statement Schedules

          Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 33.

     3.   Exhibits:

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

          4.6 Form of Common Stock Purchase Warrant for 400,000 shares issued to Thomas H. McConnell, III (previously filed).

          4.7 Form of Common Stock Purchase Warrant for 400,000 shares issued to Michael P. Bumgarner (previously filed).

          4.8 Form of Common Stock Purchase Warrant for 400,000 shares issued to John F. Lewis (previously filed).

          4.9 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 500,000 shares.

          4.10 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 1,500,000 shares.

          4.11 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 500,000 shares.

          4.12 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 1,500,000 shares.

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

         10.23 Modification and Ratification of Lease, dated July 19, 1995 (previously filed).

         10.25 Severance Agreement by and between Registrant and Mary E. Rogers (previously filed).

         10.26 Severance Agreement by and between Registrant and Peter W. Seaman (previously filed).

         10.28 Director's Incentive Compensation Agreement by and between Registrant and Thomas H. McConnell, III (previously filed).

         10.29 Director's Incentive Compensation Agreement by and between Registrant and John F. Lewis (previously filed).

         10.30 Director's Incentive Compensation Agreement by and between Registrant and Michael P. Bumgarner (previously filed).

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

         10.33 Collection Services Agreement dated January 17, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.34 Early Out Collection Agreement dated May 1, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.35 Secondary Collection Agreement dated October 31, 1997 by and between the Registrant and Presbyterian Healthcare System (previously filed).

         10.36 Loan Agreement dated December 11, 1998 by and between the Registrant and Texas Central bank (previously filed).

         10.37 Promissory Note dated December 11, 1998 by and between the Registrant and Texas Central bank (previously filed).

         10.38 Factoring Agreement and Security Agreement dated December 28, 1999 by and between the Registrant and Metro Factors, Inc.

         22.1  Subsidiaries of the Company (previously filed).

         27    Financial Data Schedule.

         99.1  Safe Harbor Compliance Statement for Forward-Looking Statements.

         99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7.

(b) Reports on Form 8-K

         No reports of Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        United Medicorp, Inc.


Date:    April 14, 2000                  By: /s/ Peter W. Seaman
                                            ---------------------------------
                                            PETER W. SEAMAN,
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER


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

         Signature                              Title                                     Date
         ---------                              -----                                     ----
  /s/  Peter W. Seaman              Chairman of the Board and Chief                   April 14, 2000
-------------------------------     Executive Officer (Principal Executive
       PETER W. SEAMAN              Officer)

  /s/  R. Kenyon Culver             Vice President and Chief Financial                April 14, 2000
-------------------------------     Officer (Principal Financial Officer
       R. KENYON CULVER             and Principal Accounting Officer)

  /s/  Michael P. Bumgarner         Director                                          April 14, 2000
-------------------------------
       MICHAEL P. BUMGARNER

  /s/  John F. Lewis                Director                                          April 14, 2000
-------------------------------
       JOHN F. LEWIS

  /s/  Thomas H. McConnell, III     Director                                          April 14, 2000
-------------------------------
       THOMAS H. MCCONNELL, III

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                ITEMS 8 AND 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               [ITEM 8 AND 14(a)]


CONSOLIDATED FINANCIAL STATEMENTS:                                                                   PAGE
                                                                                                     ----
Consolidated Balance Sheets as of December 31, 1999 and 1998 ...................................       35

Consolidated Statements of Operations for each of the three years ended December 31, 1999 ......       36

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
       December 31, 1999 .......................................................................       37

Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999 ......       38

Notes to Consolidated Financial Statements .....................................................       39

Report of Independent Accountants - Hein + Associates LLP ......................................       57

Report of Independent Accountants - PricewaterhouseCoopers LLP .................................       58


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Consolidated Financial Statement Schedules ................       57

II- Valuation and Qualifying Accounts ..........................................................       59



Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements of Notes thereto.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                   1999             1998
                                                                               -------------    -------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ............................................   $     121,702    $      88,693
      Restricted cash ......................................................              --            1,064
      Accounts receivable, net of allowance for doubtful accounts
         of $8,219 and $17,973, respectively ...............................         141,201          408,458
      Factor reserve (Note D) ..............................................          39,744               --
      Prepaid expenses and other current assets ............................          51,844           30,399
                                                                               -------------    -------------
         Total current assets ..............................................         354,491          528,614
Other non-current assets ...................................................           4,817           13,142
Property and equipment, net of accumulated depreciation of
      $845,005 and $782,845, respectively ..................................         108,211          161,301
Assets under capital leases, net of accumulated amortization of
      $74,961 and $143,782, respectively ...................................         131,422           50,197
Net assets of discontinued operations-AHO (Note C) .........................              --        1,251,119
                                                                               -------------    -------------
         Total assets ......................................................         598,941        2,004,373
                                                                               =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ...............................................          82,942           81,188
      Payable to clients ...................................................              --            1,064
      Accrued liabilities ..................................................         342,163          193,329
      Current portion of capital lease obligations .........................          78,588           67,614
      Promissory note ......................................................          49,547               --
      Short term borrowings from credit facility ...........................              --          200,000
      Net liabilities of discontinued operations-AHO .......................              --          733,403
                                                                               -------------    -------------
         Total current liabilities .........................................         553,240        1,276,598
Long term capital lease obligations, excluding current portion .............         110,070           44,973
                                                                               -------------    -------------
Commitments (Note O)
         Total liabilities .................................................         663,310        1,321,571
                                                                               -------------    -------------
Stockholders' equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 and 28,015,764 shares outstanding, respectively ........         290,157          280,157
      Common stock subscribed; $0.01 par value; 1,000,000 shares ...........              --           60,000
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..........................              --               --
      Less treasury stock at cost, 305,547 and 105,547 shares,
         respectively ......................................................        (221,881)        (221,881)
      Additional paid-in capital ...........................................      18,783,254       18,703,254
      Retained deficit .....................................................     (18,915,899)     (18,138,728)
                                                                               -------------    -------------
         Total stockholders' equity (deficit) ..............................         (64,369)         682,802
                                                                               -------------    -------------
         Total liabilities and stockholders' equity (deficit) ..............   $     598,941    $   2,004,373
                                                                               =============    =============


        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
REVENUES:
      Billing and collection services .............   $  3,144,552    $  4,065,118    $  2,767,943
      Other revenues (net of $210,000 and
         and $24,000 paid to a director of the
         Company in 1998 and 1997, respectively) ..         13,789         112,891          35,058
                                                      ------------    ------------    ------------
         Total revenues ...........................      3,158,341       4,178,009       2,803,001

EXPENSES:
      Wages and benefits ..........................      2,070,936       2,664,694       1,900,182
      Selling, general and administrative .........        614,688         815,431         492,607
      Office, vehicle and equipment rental ........        142,899         129,095          88,672
      Depreciation and amortization ...............        117,568          87,265         106,783
      Professional fees ...........................         68,788          44,784          54,188
      Interest, net ...............................         46,433           8,407           4,959
      Provision for doubtful accounts and notes ...         32,176          29,420          (3,853)
      Other (income) expense, net .................         26,337              --          (1,286)
                                                      ------------    ------------    ------------
         Total expenses ...........................      3,119,825       3,779,096       2,642,252
                                                      ------------    ------------    ------------

NET INCOME FROM CONTINUING OPERATIONS .............         38,516         398,913         160,749

LOSS FROM DISCONTINUED OPERATIONS-AHO
      NET OF INCOME TAXES .........................       (994,113)       (230,967)             --
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS-AHO
      NET OF  INCOME TAXES ........................        178,426              --              --
                                                      ------------    ------------    ------------
NET INCOME (LOSS) .................................   $   (777,171)   $    167,946    $    160,749
                                                      ============    ============    ============
BASIC EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations .......................   $      .0013    $      .0142    $     0.0059
      Discontinued operations-AHO .................         (.0283)         (.0082)             --
                                                      ------------    ------------    ------------
      Net income (loss) ...........................   $     (.0270)   $      .0060    $     0.0059
                                                      ============    ============    ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations .......................   $      .0013    $      .0139    $     0.0059
      Discontinued operations-AHO .................         (.0283)         (.0081)             --
                                                      ------------    ------------    ------------
      Net income (loss) ...........................   $     (.0270)   $      .0058    $     0.0059
                                                      ============    ============    ============




        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                          COMMON STOCK         ADDITIONAL         TREASURY STOCK
                  ---------------------------   PAID-IN     ---------------------------  ACCUMULATED
                      SHARES       AMOUNT       CAPITAL        SHARES        AMOUNT        DEFICIT         OTHER         TOTAL
                  ------------  ------------  ------------  ------------   ------------  ------------   ------------  ------------
Balance at
December 31,
1996                26,415,764  $    264,157  $ 18,552,342       105,547  $   (221,881) $(18,467,423)            --   $    127,195

Shares issued
at $0.10 per
share                1,600,000        16,000       143,487            --            --            --             --        159,487

Net income                  --            --            --            --            --       160,749             --        160,749
                  ------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at
December 31,
1997                28,015,764       280,157    18,695,829       105,547      (221,881)  (18,306,674)            --        447,431

Common stock
subscribed at
$0.06 per share             --            --            --            --            --            --   $     60,000         60,000

Compensation
expense related
to warrants                 --            --         7,425            --            --            --             --          7,425

Net income                  --            --            --            --            --       167,946             --        167,946
                  ------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at
December 31,
1998                28,015,764       280,157    18,703,254       105,547      (221,881)  (18,138,728)        60,000        682,802

Shares issued
at $0.06 per
share                1,000,000        10,000        50,000            --            --            --   $    (60,000)            --

Compensation
expense related
to warrants                 --            --        30,000            --            --            --             --         30,000

Donated treasury
stock                       --            --            --       200,000            --            --             --             --

Net loss                    --            --            --            --            --      (777,171)            --       (777,171)
                  ------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at
December 31,
1999                29,015,764  $    290,157  $ 18,783,254       305,547  $   (221,881) $(18,915,899)            --   $    (64,369)
                  ============  ============  ============  ============  ============  ============   ============   ============


        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       YEARS DECEMBER 31,
                                                                         -----------------------------------------------
                                                                              1999            1998             1997
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)...............................................   $    (777,171)   $     167,946    $     160,749
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Loss from discontinued operations-AHO...................         994,113          230,967               --
              Gain on disposal of discontinued operations-AHO.........        (178,426)              --               --
              Depreciation of fixed assets............................          67,909           62,818           61,842
              Amortization of assets under capital leases.............          49,659           24,447           44,941
              Provision for doubtful accounts and notes...............          32,176           29,420           (3,853)
              Deferred credit amortization............................              --           (8,802)         (15,089)
              Compensation expense related to warrants issued.........          30,000            7,425               --
              Gain on sale of assets..................................          (1,290)              --             (986)
              Loss on capital lease rollover financing................           7,883               --               --
      Changes in assets and liabilities:
              (Increase) decrease in restricted cash..................           1,064           74,071          (66,992)
              (Increase) decrease in accounts receivable..............         235,081           (7,809)        (256,656)
              (Increase) decrease in factor reserve...................         (39,744)              --               --
              Decrease in notes receivable............................              --            2,000               --
              (Increase) decrease in prepaid expenses and
                   other assets.......................................          (1,168)         (11,341)             734
              Increase in accounts payable............................           1,754           12,918           45,523
              Increase (decrease) in payable to clients...............          (1,064)         (74,071)          66,992
              Increase (decrease) in accrued liabilities..............         148,834          (75,094)          59,076
                                                                         -------------    -------------    -------------
         Net cash provided by continuing operations...................         569,610          434,895           96,281
         Net cash used in discontinued operations-AHO.................        (297,971)        (686,683)              --
                                                                         -------------    -------------    -------------
Net cash provided by (used in) operating activities...................         271,639         (251,788)          96,281
                                                                         -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment.............................         (14,819)         (77,857)        (131,143)
      Sale of furniture and equipment.................................           1,290               --               --
                                                                         -------------    -------------    -------------
Net cash used in investing activities.................................         (13,529)         (77,857)        (131,143)
                                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from sale of common stock..........................              --               --          159,487
      Short term borrowings from credit facility......................        (200,000)         200,000               --
      Proceeds form issuance of long term debt........................         100,000               --               --
      Principal payments on long term debt............................         (50,453)              --               --
      Principal payments on capital lease obligations.................         (74,648)         (57,610)         (37,545)
                                                                         -------------    -------------    -------------
Net cash provided by (used in) financing activities...................        (225,101)         142,390          121,942
                                                                         -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................          33,009         (187,255)          87,080

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................          88,693          275,948          188,868
                                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................   $     121,702    $      88,693    $     275,948
                                                                         =============    =============    =============
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest................................................   $      45,319    $       9,698    $      14,483
Non-cash investing and financing activities:
   Additions to capital lease obligations.............................   $     150,720    $      32,658    $      42,760


        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

         United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation. Effective June 30, 1999, the Company discontinued the operations of AHO. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy code. On November 16, 1999, the Chapter 7 bankruptcy 341 creditors meeting was held. Unless the context indicates otherwise, references herein to the Company include UMC and its operating subsidiary UMY, and exclude AHO.

         The Company provides medical insurance claims processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims processing, billing and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

         The Company also provides interim staffing services under the name style "UMClaimPros." This service line was introduced by the Company in December 1994. UMClaimPros are experienced claims processors available for customers' interim staffing needs.

         AHO was engaged in: outpatient services; twenty four hour a day emergency care services; partial hospitalization services, or psychosocial rehabilitation services; screening of patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. AHO operated three Community Mental Health Centers ("CMHC's") under the names: Behavioral Health of Mobile ("BHM"), Calhoun County Behavioral Health ("CCBH"), and Pensacola Center for Behavioral Health ("PCBH"). BHM and CCBH obtained Health Care Financing Administration ("HCFA") certification to provide partial hospitalization services as a CMHC under Medicare Part A effective February 1, 1996. PCBH obtained HCFA certification to provide partial hospitalization services as a CMHC under Medicare Part A effective October 2, 1996.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of UMC and its wholly owned subsidiaries UMY and AHO. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with current year presentation. Effective June 30, 1999, the Company discontinued the operations of AHO as discussed in Note C. As such, AHO's results are classified as discontinued operations for all periods presented.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand.

FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

         Factored accounts receivable are accounted for pursuant to SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse" ("SFAS No. 77"). Pursuant to SFAS No. 77, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable.

PROVISION FOR DOUBTFUL ACCOUNTS

         UMC accounts receivable are reserved on an account by account basis. In general, accounts aged greater than 120 days are fully reserved.

PROPERTY AND EQUIPMENT, AND ASSETS HELD UNDER CAPITAL LEASES

         Property and equipment are recorded at cost. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a capital lease obligation. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is included in "Other income, net."

         Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


impairment review would include a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for the excess of carrying amounts over fair value. No such impairment has been recognized by the Company in 1999, 1998 or 1997.

BILLING AND COLLECTION SERVICES REVENUE RECOGNITION

         The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC.

OTHER REVENUE RECOGNITION

         For 1999, 1998 and 1997, other revenues consists primarily of advance funding fees and consulting revenues recognized as services were performed. Consulting revenues related to services performed by a non-employee member of the Company's board of directors, have been netted against the associated cost of services performed by the non-employee board member. Consulting revenues were netted with the associated cost of services which totaled approximately $210,000 and $24,000 in 1998 and 1997, respectively.

EARNINGS PER SHARE

      The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the income statement, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 1999, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

INCOME TAXES

         Income taxes are accounted for pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes and that future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") which requires Company's to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements, commencing with all transactions entered into after December 15, 1995. The Company has elected to continue to account for its employee stock options issued under approved Stock Option Plans and warrants issued to the members of the Company's Board of Directors on April 1, 1997 and November 12, 1996, pursuant to APB25 "Accounting for Stock Issued to Employees." This decision results in recognition of no compensation expense for employee stock options that are granted with an exercise price at or greater than the market price on the date of grant. However, in accordance with the disclosure provisions of SFAS No. 123, the Company has provided proforma basis information to reflect results of operations and earnings per share had compensation expense been recognized for these items. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to SFAS No. 123 which will impact the Company's consolidated balance sheet and statement of operations.

CONTINUATION AS A GOING CONCERN AND LIQUIDITY

         In September, 1999, the Company was informally notified by the Washington Hospital Center ("WHC") that claim transmissions from the Department of Emergency Medicine ("WHCDEM") would terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Revenue from this contract was generated through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and will terminate on or about April 30, 2000. Revenue from this contract accounted for approximately 7% and 6% of total revenue during 1999 and 1998, respectively.

         On July 28, 1999, the Company was formally notified by WHC that claim transmissions from the Department of Women's Services ("WHCDWS") will terminate effective October 1, 1999. Revenue from this contract was generated through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and terminated on or about December 31, 1999. Revenue from this contract accounted for approximately 9% and 1% of total revenue during 1999 and 1998, respectively.

         On March 15, 1999, the Company was formally notified by Presbyterian Healthcare Services ("PHS") that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system that was not related to the quality of the services provided by the Company to PHS. The Company received weekly account placements through May 4, 1999, and generated its last revenue from PHS in August, 1999. Revenue from this contract accounted for approximately 4%, 20%, and 23% of total revenue during 1999, 1998, and 1997, respectively.

         On July 28, 1999, WHC management verbally expressed its intent to restructure the current Hospital Billing contract. On December 27, 1999, the Hospital Billing contract amendment was

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




executed. This amendment called for UMC to continue to provide a majority of its current services to WHC under a fifty percent fee reduction to be effective for claims with dates of service on and after October 1, 1999. Revenue from this contract was generated through November 1, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and stabilized at the new rate on or about December 15, 1999. Revenue from this contract accounted for approximately 63%, 42%, and 52% of total revenue during 1999, 1998, and 1997, respectively.

         As a result of the aforementioned changes within its customer base, management has taken certain actions in an attempt to better position the Company. These actions include, but are not limited to:

o Headcount at March 31, 2000, as compared to March 31, 1999, had been reduced by 16 employees to 44 employees primarily through attrition. This reduction resulted in a monthly gross salary expense reduction of approximately $33,000.

o The Company restructured its sales organization to improve focus on the Texas market and increase the emphasis on services provided by UMY.

o A medical claims management contract for ongoing claims was executed on June 17, 1999, with a hospital system located in Virginia. This contract is fully implemented and generated revenue of approximately $199,000 in 1999.

o During 1999 and through March 31, 2000, UMY executed approximately 15 new customer service and collection agreements which provided revenues of approximately $73,000 in 1999.

o The Company executed the following contracts which generated no revenue in 1999:

     o A medical claims management contract for backlog and on-going claims was executed on March 22, 2000, with a major hospital system located in New Mexico.

     o A collection services contract for backlog and on-going claims was executed on February 10, 2000, with a central Texas diagnostic imaging facility.

     o Customer service contracts were executed on March 13, 2000 and December 10, 1999, respectively, with hospitals located in south and central Texas.

     o A medical claims management contract for backlog claims was executed on November 24, 1999, with a hospital located in the Caribbean.


o During 1998 and 1999, UMC provided various forms of working and debt repayment capital to AHO totaling approximately $1,059,000. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. In conjunction with the filing of the bankruptcy petition, UMC accrued approximately $68,000 related to lease guarantees, storage fees and professional fees.

o On August 2, 1999, management exercised its office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


o Management is evaluating new service lines to compliment its traditional medical claims processing and accounts receivable management services. Possible new service lines include a focus on healthcare consumerism and healthcare e-business leveraging the Company's industry experience and technological infrastructure.

         Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

         If management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

C. ALLIED HEALTH OPTIONS, INC. - BANKRUPTCY PETITION, DISCONTINUED OPERATIONS AND GOODWILL WRITE-OFF

         Effective June 30, 1999 (the "Measurement Date" pursuant to APB Opinion No. 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), the Company discontinued the operations of AHO for those reasons explained below. The Disposal Date was October 14, 1999, at which time, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code. The filing was made primarily due to the insolvency of AHO. At October 14, 1999, the net liabilities of AHO totaled approximately $2.7 million of which approximately $1,059,000 represented unsecured intercompany loans and other forms of working capital provided by UMC. Simultaneous with the filing of the Chapter 7 petition, and pursuant to SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" the accounts of AHO were deconsolidated.

         Pursuant to APB Opinion No. 30, the Company's consolidated financial statements are presented to reflect AHO's discontinued operations for all periods presented. The net operating results of AHO and the loss on disposal of AHO are reported in the Consolidated Statements of Operations as "Loss from discontinued operations" and "Loss on disposal of discontinued operations"; the net liabilities and assets are reported in the Consolidated Balance Sheets as "Net liabilities of discontinued operations" and "Net assets of discontinued operations;" and the net cash flows are reported in the Consolidated Statements of Cash Flows as "Net cash used in discontinued operations."

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



    Summarized financial information for the discontinued operations of AHO is as follows:


                                                                Year Ended December 31,
                                                               --------------------------
                                                                   1999          1998
                                                               -----------    -----------
Net patient services revenue ...............................   $    84,553    $   799,807
                                                               ===========    ===========
Loss from discontinued operations before income tax ........      (994,113)      (230,967)
Gain on disposal of discontinued operations ................       178,426             --
Income tax effect ..........................................            --             --
                                                               -----------    -----------
Loss from discontinued operations, net of tax ..............      (815,687)      (230,967)
                                                               ===========    ===========
Current assets .............................................            --        589,396
Goodwill, net of accumulated amortization of $1,465,260
  and $25,779, respectively ................................            --      1,439,481
Total assets ...............................................            --      2,057,857
Current liabilities:
  Accrued Medicare settlement ..............................            --        878,805
  Current installments on long term debt ...................            --        126,773
  Other ....................................................            --        317,221
                                                               -----------    -----------
Total current liabilities ..................................            --      1,322,799
Accrued Medicare settlement ................................            --        217,342
                                                               -----------    -----------
Total liabilities ..........................................            --      1,540,141
Net liabilities of discontinued operations - current .......            --        733,403
Net assets of discontinued operations - long term ..........   $        --    $ 1,251,119

         At June 30, 1999, in conjunction with the discontinuance of the operations of AHO, the Company recorded a non-cash charge totaling $1,402,728, pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121") for the write-off of all unamortized goodwill related to the acquisition of AHO. The SFAS No. 121 charge had no impact on the Company's year-to-date cash flow or its ability to generate future cash flow.

         During the second quarter of 1999, management believed there were events and changes in circumstances that warranted the write-off of goodwill as it was determined that the carrying value of goodwill was not recoverable. These events included:

Behavioral Health of Mobile:

o Medicare's continuing one hundred percent medical records' review and denial of Medicare claims

o termination of essentially all employees and cessation of patient care by April 30, 1999

o continuing cash flow shortages as a result of the one hundred percent medical records review

o    processing delays in appealing denied 1998 Medicare claims

o unexpected delays in the completion of reimbursable bad debt logs for prior years

o    deterioration of the patient referral base

o    AHO's cancellation of BHM's Medicare provider number effective June 8, 1999

Calhoun County Behavioral Health:

o termination of all employees and cessation of patient care by July 2 ,1999 due to continuing Company-wide cash flow shortages

o unexpected delays in the completion of reimbursable bad debt logs for prior years

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Pensacola Center for Behavioral Health:

o continuing suspension of all Medicare payments due to AHO's inability to repay in full its 1998 Medicare overpayment

o    processing delays in appealing denied 1998 Medicare claims

o unexpected delays in the completion of reimbursable bad debt logs for prior years

o    deterioration of patient referral base

D. FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

         On December 28, 1999, the Company executed a $500,000 recourse factoring agreement which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable (Note Q) and is personally guaranteed by two officers of the Company. The factor has recourse against the Company, its collateral and guarantors should factored invoices remain unpaid at 90 days. Interest at prime plus 2.5% is charged against the net cash deployed by the factor which is computed as total advances to the Company less reserve in excess of 20% of the face value of the factored invoices, if any. The company receives a maximum advance of 80% for each invoice sold. Upon payment in full of the invoice by the customer to the factor, the Company then has access to the remaining 20% net of interest and fees.


                                                         Year Ended December 31,
                                                       --------------------------
                                                         1999       1998     1997
                                                       --------    -----     ----
Proceeds received ...............................      $179,138    $  --     $ --

Uncollected balance at year end .................     $218,882     $ --      $ --

E. PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

      At December 31, 1999 property and equipment consist of the following:


                                                                        Capital
                                                       Purchased          Lease            Total
                                                     -------------    -------------    -------------
Equipment ........................................   $     562,076    $     206,383    $     768,459

Software systems .................................         178,164               --          178,164
Furniture and fixtures ...........................         125,036               --          125,036
Leasehold improvements ...........................          87,940               --           87,940
                                                     -------------    -------------    -------------
     Gross property and equipment ................         953,216          206,383        1,159,599
Accumulated depreciation and amortization ........        (845,005)         (74,961)        (919,966)
                                                     -------------    -------------    -------------
     Net property and equipment ..................   $     108,211    $     131,422    $     239,633
                                                     =============    =============    =============


      At December 31, 1998 property and equipment consist of the following:


                                                                        Capital
                                                       Purchased          Lease            Total
                                                     -------------    -------------    -------------

Equipment ........................................   $     555,196    $     193,979    $     749,175
Software systems .................................         170,225               --          170,225
Furniture and fixtures ...........................         130,785               --          130,785
Leasehold improvements ...........................          87,940               --           87,940
                                                     -------------    -------------    -------------
     Gross property and equipment ................         944,146          193,979        1,138,125
Accumulated depreciation and amortization ........        (782,845)        (143,782)        (926,627)
                                                     -------------    -------------    -------------
     Net property and equipment ..................   $     161,301    $      50,197    $     211,498
                                                     =============    =============    =============

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Depreciation expense related to property and equipment was $67,909, $72,470 and $61,812 during 1999, 1998 and 1997, respectively. Amortization expense on assets under capital leases was $49,659, $18,831 and $44,971 during 1999, 1998 and 1997, respectively.

F. ACCRUED EXPENSES

            Accrued expenses at December 31 consist of the following:

                                                          1999           1998
                                                       ----------     ----------
Professional fees ................................     $  108,123     $   97,210
Payroll and benefits .............................         83,691         84,470
Office relocation ................................         75,000             --
AHO ..............................................         67,963             --
Accrued other ....................................          7,386         11,649
                                                       ----------     ----------
                                                       $  342,163     $  193,329
                                                       ==========     ==========


G. CAPITAL LEASE OBLIGATIONS

         On June 2, 1999, the Company leased a new IBM A/S 400 Model 620 computer for a term of 36 months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $174,278, of which $98,420 represents the cost of the AS/400 and related equipment, $63,906 represents rollover financing and consolidation of all other IBM capital lease obligations, and $11,952 represents financed maintenance. This equipment may be purchased at the end of the lease for the then fair market value.

         During 1999, the Company entered into one software lease through a single lessor for a term of 36 months. This software may be purchased at the end of the lease at no cost.

         During 1998, the Company entered into various equipment leases through a single lessor. This equipment may be purchased at the end of the lease for $1.

         On December 30, 1994, the Company leased a new IBM A/S 400 Advanced Series 9406 Model 300 computer, for a term of 66 months, with no payments due during the first six months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $182,752, of which $118,480 represents the cost of the AS/400. This equipment was returned in conjunction with the aforementioned June 2, 1999 IBM lease.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



At December 31, the remaining capital lease obligations are as follows:

                                                                               1999           1998
                                                                             --------       --------
6.9% lease related to IBM AS/400, rollover financing and maintenance,
      maturing in 2002 ...............................................       $147,662       $     --
17.5% lease related to software, maturing in 2001 ....................         23,074             --
15.7% lease related to office and telephone equipment maturing in 2001         17,922         28,040
6.9% lease related to IBM AS/400, rollover financing and maintenance,
      maturing in 2000 ...............................................             --         60,845
Miscellaneous capital leases related to computer equipment with
      rates of 5.9% to 9.75%, maturing through 2000 ..................             --         23,702
                                                                             --------       --------
         Total Capital lease obligations .............................        188,658        112,587
   Less current portion of capital lease obligations .................         78,588         67,614
                                                                             --------       --------
   Long-term capital lease obligations ...............................       $110,070       $ 44,973
                                                                             ========       ========

As of December 31, 1999, total lease payments due under capital leases are as follows:

Year ending December 31:
   2000......................................................        $ 92,160
   2001......................................................          84,723
   2002......................................................          32,225
                                                                      -------
                                                                      209,108
   Less interest.............................................          20,450
                                                                      -------
   Principal amount of net lease payments....................        $188,658
                                                                     ========

         Interest expense on capital lease obligations was $17,007, $11,100 and $10,893 during 1999, 1998 and 1997, respectively.

H.   DEBT

      Debt at December 31, consist of the following:                       1999        1998
                                                                         --------   ---------
Promissory note, interest at prime plus 1% per annum, (9.5% at
   December 31, 1999), monthly installments of $4,167 plus
   simple interest, matures January 4, 2001, secured (Note Q) ......     $ 49,547   $      --
                                                                         --------   ---------

Revolving credit facility, bore interest at prime plus 1% per annum,
   matured December 11, 1999, secured ..............................         --       200,000
                                                                         $ 49,547   $ 200,000
                                                                         ========   =========

I. INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 1999, 1998 and 1997. The Company recorded a net operating tax loss ("NOL") in 1999 and utilized NOL carryforwards to offset taxable income in 1998 and 1997.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. At December 31, 1999, 1998 and 1997, the Company's deferred tax assets are fully reserved. At December 31, 1999, 1998 and 1997, the Company had no net deferred tax liability. The tax effects of temporary differences and NOLs that give rise to the deferred tax assets at December 31, are as follows:

Deferred tax assets:                                                           1999           1998
                                                                            -----------    -----------
Net operating tax loss carryforward .....................................   $ 3,331,563    $ 3,363,196
Accrued liabilities .....................................................        15,234         17,446
Paid in capital - warrants ..............................................        11,100             --
Property and equipment ..................................................         6,847         (5,374)
Accounts receivable .....................................................         3,041          6,650
Discontinued operations - AHO ...........................................            --         59,536
                                                                            -----------    -----------
   Gross deferred tax assets ............................................     3,367,785      3,441,454
Valuation allowance .....................................................    (3,367,785)    (3,441,454)
                                                                            -----------    -----------
   Net deferred tax assets ..............................................   $        --    $        --
                                                                            ===========    ===========

         From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to approximately $358,000 through 2007. Post-change NOL carryforwards which are not subject to limitation total $5.1 million and will expire in varying amounts between 2007 and 2019.

J. STOCKHOLDERS' EQUITY

         Effective December 28, 1999, warrants to purchase a total of 4 million shares of the Company's common stock were issued to one Officer and one Officer/Director of the Company as further explained in Note L.

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

         On March 12, 1998 and August 28, 1998, warrants to purchase 39,161 and 70,186 shares of the Company's common stock were issued to a director as further explained in Note L. For the year ended December 31, 1998, the Company recorded $7,425 of expense and additional paid-in capital to reflect the estimated fair value of these warrants.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         On July 11, 1997, the Company completed a private offering of 1,600,000 shares of UMC Common Stock at a price of $0.10 per share. The offering generated net proceeds of $159,487 after deducting legal fees and other expenses of the offering.

         At December 31, 1999, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors. At December 31, 1999, 7,225,847 shares of Common Stock are reserved for issuance of outstanding warrants and options.

K. EARNINGS PER SHARE

         The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                    Year Ended December 31,
                                                             ---------------------------------------
                                                                1999           1998         1997
                                                             ----------    -----------   -----------
Net income (loss) available to common stockholders......     $  (777,171)   $   167,946   $   160,749
Weighted average number of common shares
    in basic EPS ........................................     28,739,332     27,910,217    27,178,504
Effect of dilutive weighted average common
    share equivalents ...................................        684,563        788,525       203,335
                                                             -----------    -----------   -----------
Weighted average number of common shares and
   dilutive potential common shares in diluted EPS ......     29,423,895     28,698,742    27,381,839
                                                             ===========    ===========   ===========

L. WARRANTS

         Effective December 28, 1999, warrants to purchase a total of 1 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer of the Company (the "Holders') with each individual receiving a warrant to purchase 500,000 shares as consideration for their personal guarantees of the Company's recourse factoring agreement. These warrants were 100% exerciseable on the grant date and expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company or (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999, the Company recorded $30,000 of expense and additional paid-in capital to reflect the estimated fair value of these warrants. None of these warrants had been exercised as of December 31, 1999.

         Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital of $90,000 has been deferred until such time as the aforementioned vesting requirements have been achieved. These warrants were not exercisable as of December 31, 1999 or as of the date of this report.

         The Company has a Director's Incentive Compensation Agreement ("DICA") with each of its external directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants were immediately exercisable. Both warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death or disability. For the year ended December 31, 1998, the Company recorded $7,425 of expense and additional paid-in capital to reflect the estimated fair value of these warrants. None of these warrants had been exercised as of December 31, 1999.

         On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 1999.

         On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $0.06 per share were issued to three former directors of UMC. These warrants were 100% exerciseable on the grant date and expire on November 11, 2001. None of these warrants had been exercised as of December 31, 1999.

         Neither the warrants or the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

                     UNITED MEDICOPR, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


M.       OPTIONS

         At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 1999, options for 250,000 shares were outstanding under the 1998 Plan.

         At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 1999, options for 897,500 shares were outstanding under the 1995 Plan.

         At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 1999, options for 639,000 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

         Under the terms of the aforementioned Plans, the exercise price for both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock option plan. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award. The Compensation Committee of the board of directors approves the number of shares to be granted to employees and the term of the vesting. Options that have expired or that have been canceled are available for future grants under the Plans.

         None of the option plans or the shares of common stock represented by the option plans have been registered under the Securities Act of 1933 except for the 1992 Plan.

                     UNITED MEDICOPR, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The following table summarizes activity for the years ended December
31:

                                              1999                            1998                          1997
                                    -------------------------      -------------------------      -------------------------
                                                     WEIGHTED                       WEIGHTED                       WEIGHTED
                                                     AVERAGE                        AVERAGE                        AVERAGE
                                                     EXERCISE                       EXERCISE                       EXERCISE
                                      SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                    ----------       --------      ----------       --------      ----------       --------
Options outstanding at
      January 1,                     1,935,500       $   0.07       1,905,000       $   0.07       1,239,500       $   0.13
Granted                                150,000           0.02         485,000           0.10       1,300,000           0.07
Exercised                                   --             --              --             --              --             --
Canceled                              (299,000)          0.11        (454,500)          0.07        (634,500)          0.21
                                    ----------       --------      ----------       --------      ----------       --------
Options outstanding at
   December 31,                      1,786,500           0.06       1,935,500           0.07       1,905,000           0.07
                                    ==========       ========      ==========       ========      ==========       ========

Options exerciseable at
   December 31,                      1,142,667       $   0.07         773,500       $   0.06         403,333       $   0.05
                                    ==========       ========      ==========       ========      ==========       ========

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISEABLE
                          ----------------------------------------------    ---------------------------------
                             NUMBER            WEIGHTED                         NUMBER
                          OUTSTANDING          AVERAGE          WEIGHTED     EXERCISEABLE         WEIGHTED
                               AT             REMAINING         AVERAGE           AT               AVERAGE
    RANGE OF              DECEMBER 31,       CONTRACTUAL        EXERCISE     DECEMBER 31,         EXERCISE
EXERCISE PRICES               1999               LIFE            PRICE           1999               PRICE
---------------           ------------    -------------------   --------    --------------      -------------
      --- $0.02              150,000          9.8 years          $0.02                  --      $          --
$0.05 --- $0.07            1,236,500          7.1 years           0.06             959,334               0.06
$0.08 --- $0.10              400,000          8.5 years           0.09             183.333               0.08
--------------            ----------          ---------          -----      --------------      -------------
$0.05 --- $0.13            1,786,500          7.7 years          $0.06           1,142,667      $        0.07
==============            ==========          =========          =====      ==============      =============


N. SFAS NO. 123 PRO FORMA

     Pro forma net income and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                                  YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1999               1998              1997
                                                     ----------         ----------        ----------
Net income (loss)                                    $ (771,171)        $  167,946        $  160.749
SFAS No. 123 employee compensation cost                  11,179             12,778            12,825
SFAS No. 123 director costs                               7,423             25,476            18,421
                                                     ----------         ----------        ----------
Pro forma net income (loss)                          $ (789,773)        $  129,692        $  129,503
                                                     ==========         ==========        ==========
Pro forma basic earnings per share                   $  (0.0274)        $   0.0046        $   0.0048
                                                     ==========         ==========        ==========

                     UNITED MEDICOPR, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The fair value for options granted in 1999, 1998 and 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                              Year Ended December 31,
                                                ------------------------------------------------
                                                   1999               1998               1997
                                                ----------         ----------         ----------
Dividend yield                                          --                 --                 --
Expected volatility                                  110.9%             110.0%             112.3%
Risk-free rate of return                               6.2%               5.5%               6.4%
Expected life, years                                     3                  3                  3
Grant-date fair value per share                 $     0.05         $     0.07         $     0.05

     The fair value for warrants granted in 1999, 1998 and 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                                 Year Ended December 31,
                                                     ------------------------------------------------
                                                        1999               1998               1997
                                                     ----------         ----------         ----------
Dividend yield                                               --                 --                 --
Expected volatility                                        92.8%             108.7%              98.8%
Risk-free rate of return                                    5.9%               5.5%               6.4%
Expected life, years                                          4                  4                  4
Grant-date fair value per share                      $      0.5         $     0.07         $     0.06

O.       COMMITMENTS

         The Company has various operating lease agreements for equipment and facilities. A summary of the lease commitments under noncancelable operating leases at December 31, 1999 is as follows:

Year ending December 31:
   2000............................................................................        $    96,024
   2001............................................................................              7,442
                                                                                           -----------
                                                                                           $   103,466
                                                                                           ===========


P.       FINANCIAL INSTRUMENTS & CONCENTRATIONS OF MARKET AND CREDIT RISK

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short term maturities of these instruments. The fair value of cash equivalents is determined by reference to market data. The fair value of debt and capital lease obligations approximate carrying value as the related interest rates approximate current market rates.

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality money market accounts. Generally, the Company does not require collateral or other security to support customer receivables. When possible, the Company will structure contracts such that provider payments are remitted directly to UMC whereby UMC can collect its fee and remit a net payment back to the customer. The Company does not expect its

                     UNITED MEDICOPR, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


customers to fail to meet their obligations and, as such, considers the credit risk associated with its trade accounts receivable to be minimal.

         The percentage market mix of total revenue from continuing operations for the years ended December 31, was:

                                  1999           1998           1997
                                 ------         ------         ------
Customer A ..............            79%            66%            63%
Customer B ..............             4             23             23
Other customers .........            17             11             14
                                 ------         ------         ------
                                    100%           100%           100%
                                 ======         ======         ======


     The percentage market mix of total net accounts receivable for the years ended December 31, was:

                                  1999           1998           1997
                                 ------         ------         ------
Customer A ..............            54%            82%            54%
Customer B ..............            --             13             23
Customer C ..............            17             --             --
Other customers .........            29              5             23
                                 ------         ------         ------
                                    100%           100%           100%
                                 ======         ======         ======


Q.       ASSETS PLEDGED AS COLLATERAL

         Effective January 4, 1999, the Company executed a bank promissory note (the "Note"), for $100,000. The Note matures on January 4, 2001 and is secured by the fixed assets of UMC.

         On December 28, 1999, the Company executed a $500,000 recourse factoring agreement which may be terminated by either party with ten days notice, which is secured by all of the Company's non-factored accounts receivable.

R.       RELATED PARTY TRANSACTIONS

         The Company has consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the years ended December 31, 1998 and 1997, the Company paid the director $210,000 and $24,000, respectively.

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

                     UNITED MEDICOPR, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         During 1998, the Company provided services to an entity controlled by a director of the Company. For the year ended December 31, 1998, the Company recorded a loss of $15,500 related to these services.

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

S.       SEGMENT REPORTING

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS No. 131 did not effect results of operations, financial position or disclosure.

         Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary services. UMY provides customer services, early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
United Medicorp, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, during 1999, the Company suffered the loss of several significant customers and had the service fee arrangement renegotiated with its largest customer. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Hein + Associates LLP

April 10, 2000
Dallas, Texas

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of United Medicorp, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Medicorp, Inc. and its subsidiary at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 23, 1998

                             UNITED MEDICORP, INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
                 ACCOUNTS FOR THE YEAR ENDED DECEMBER 31, 1999


                                                    BALANCE         ADDITIONS
                                                      AT             CHARGED        CHARGED                           BALANCE
                                                   BEGINNING        TO COSTS           TO                               AT
                                                      OF               AND           OTHER                            END OF
DESCRIPTION                                          YEAR           EXPENSES        ACCOUNTS        DEDUCTIONS         YEAR
-----------                                        ----------      ----------      ----------       ----------       ----------
                                                                                      (1)              (2)
YEAR ENDED DECEMBER 31, 1999
     Allowance for doubtful accounts               $  216,388      $   32,176      $ (198,415)      $  (41,930)      $    8,219
     Allowance for doubtful notes                  $    2,000      $       --      $       --       $   (2,000)      $       --
                                                   ----------      ----------      ----------       ----------       ----------

YEAR ENDED DECEMBER 31, 1998
     Allowance for doubtful accounts...........    $   11,674      $   62,405      $  163,430       $  (21,121)      $  216,388
     Allowance for doubtful notes..............    $       --      $    2,000      $       --       $       --       $    2,000
                                                   ----------      ----------      ----------       ----------       ----------


--------------------
DECEMBER 31, 1999:

(1) Represents the allowance for doubtful accounts balance associated with the acquisition of Allied Health Options, Inc. included in loss on discontinued operations of AHO.

(2) Represents write-off of uncollectible trade receivables and the note receivable.

DECEMBER 31, 1998:

(1) Represents the allowance for doubtful accounts balance associated with the acquisition of Allied Health Options, Inc. included in goodwill.

(2) Represents write-off of uncollectible trade receivables and the note receivable.

Information at and for the year ended December 31, 1997 has been excluded due to lack of materiality or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------
    4.9                  Form of Common Stock Purchase Warrant issued to Peter
                         W. Seaman for 500,000 shares

    4.10                 Form of Common Stock Purchase Warrant issued to Peter
                         W. Seaman for 1,500,000 shares

    4.11                 Form of Common Stock Purchase Warrant issued to R.
                         Kenyon Culver for 500,000 shares

    4.12                 Form of Common Stock Purchase Warrant issued to R.
                         Kenyon Culver for 1,500,000 shares

    10.38                Factoring Agreement and Security Agreement dated
                         December 28, 1999 by and between the Registrant and Metro Factors, Inc.

    27                   Financial Data Schedule

    99.1                 Safe Harbor Compliance Statement for Forward-Looking
                         Statements

    99.2                 Voluntary Petition United States Bankruptcy Court
                         Northern District of Texas - Chapter 7