Form 10-Q
period 2000-03-31
UNITED MEDICORP INC
filed 2000-05-12
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of May 10, 2000, there were outstanding 28,710,217 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                              PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.........................    1

             Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2000 and 1999................................................................    2

             Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999................................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    5

                                               PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   10
ITEM 2.      Changes in Securities.......................................................................   10
ITEM 3.      Defaults Upon Senior Securities.............................................................   10
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   10
ITEM 5.      Other Information...........................................................................   10
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   11

Signatures   ............................................................................................   11

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)         (AUDITED)
                                                                              MARCH 31,         DECEMBER 31,
                                                                                2000                1999
                                                                            ------------       ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ......................................      $     22,670       $    121,702
      Restricted cash ................................................            58,017                 --
      Accounts receivable, net of allowance for doubtful accounts
         of $6,315 and $8,219, respectively ..........................           117,296            141,201
      Factor reserve .................................................            73,821             39,744
      Prepaid expenses and other current assets ......................            17,719             51,844
                                                                            ------------       ------------
Total current assets .................................................           289,523            354,491
Other non-current assets .............................................             4,817              4,817
Property and equipment, net of accumulated depreciation of $856,826
      and $845,005, respectively .....................................            96,390            108,211
Assets under capital leases, net of accumulated amortization of
      $89,937 and $74,961, respectively ..............................           116,446            131,422
                                                                            ------------       ------------
Total assets .........................................................           507,176            598,941
                                                                            ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Trade accounts payable .........................................            98,303             82,942
      Payable to clients .............................................            58,017                 --
      Accrued liabilities ............................................           345,065            342,163
      Current portion of capital lease obligations ...................            80,503             78,588
      Promissory note ................................................            37,066             49,547
                                                                            ------------       ------------
Total current liabilities ............................................           618,954            553,240
Long term capital lease obligations, excluding current portion .......            89,208            110,070
                                                                            ------------       ------------
Total liabilities ....................................................           708,162            663,310
                                                                            ------------       ------------
Stockholders' equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares outstanding ...............................           290,157            290,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ....................                --                 --
      Less treasury stock at cost, 305,547 and 105,547 shares,
         respectively ................................................          (221,881)          (221,881)
      Additional paid-in capital .....................................        18,783,254         18,783,254
      Retained deficit ...............................................       (19,052,516)       (18,915,899)
                                                                            ------------       ------------
         Total stockholders' equity (deficit) ........................          (200,986)           (64,369)
                                                                            ------------       ------------
         Total liabilities and stockholders' equity (deficit) ........      $    507,176       $    598,941
                                                                            ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
REVENUES:
      Billing and collection services ...........................      $    506,011       $    870,361
      Other revenues ............................................            10,986             11,389
                                                                       ------------       ------------
         Total revenues .........................................           516,997            881,750

EXPENSES:
      Wages and benefits ........................................           443,706            510,670
      Selling, general and administrative .......................           137,109            155,495
      Office, vehicle and equipment rental ......................            28,532             32,411
      Depreciation and amortization .............................            26,797             25,400
      Professional fees .........................................            10,381              8,570
      Interest, net .............................................             8,650             11,302
      Provision for doubtful accounts and notes .................            (1,561)            37,774
                                                                       ------------       ------------
         Total expenses .........................................           653,614            781,622
                                                                       ------------       ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ....................          (136,617)           100,128

LOSS FROM DISCONTINUED OPERATIONS - AHO, NET OF INCOME TAXES ....              --             (133,626)
                                                                       ------------       ------------

NET LOSS ........................................................      $   (136,617)      $    (33,498)
                                                                       ============       ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations .....................................      $     (.0048)      $      .0035
      Discontinued operations - AHO .............................              --               (.0047)
                                                                       ------------       ------------
      Net income (loss) .........................................      $     (.0048)      $     (.0012)
                                                                       ============       ============

Weighted average shares outstanding .............................        28,710,217         28,243,217

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations .....................................      $     (.0048)      $      .0035
      Discontinued operations - AHO .............................              --               (.0047)
                                                                       ------------       ------------
      Net income (loss) .........................................      $     (.0048)      $     (.0012)
                                                                       ============       ============

Weighted average shares outstanding .............................        28,710,217         28,243,217


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ---------------------------
                                                                          2000             1999
                                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) ................................................      $ (136,617)      $  (33,498)
      Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
              Amortization of assets under capital leases .......          14,976            8,277
              Depreciation of fixed assets ......................          11,821           17,123
              Provision for doubtful accounts ...................          (1,561)          23,774
              Loss from discontinued operations - AHO ...........              --          133,626
              Provision for doubtful note receivable ............              --           14,000
         Changes in assets and liabilities:
              (Increase) decrease in restricted cash ............         (58,017)             403
              (Increase) decrease in accounts receivable, gross .          25,466          (89,200)
              (Increase) in notes receivable, gross .............              --          (20,000)
              (Increase) in factor reserve ......................         (34,077)              --
              Decrease in prepaid expenses and other assets .....          34,125           20,152
              Increase (decrease) in accounts payable ...........          15,361          (24,605)
              Increase (decrease) in payable to clients .........          58,017             (403)
              Increase in accrued liabilities ...................           2,902           28,723
                                                                       ----------       ----------
      Net cash provided by (used in) continuing operations ......         (67,604)          78,372
      Net cash used in discontinued operations - AHO ............              --         (210,918)
                                                                       ----------       ----------
Net cash used in operating activities ...........................         (67,604)        (132,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment .......................              --           (4,459)
                                                                       ----------       ----------
Net cash used in investing activities ...........................              --           (4,459)
                                                                       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ....................         (18,947)         (18,678)
      Repayment of promissory note ..............................         (12,481)         (12,500)
      Net borrowings from credit facility .......................              --           30,000
      Proceeds from issuance of long term debt ..................              --          100,000
                                                                       ----------       ----------
Net cash provided by (used in) financing activities .............         (31,428)          98,822
                                                                       ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS ...........................         (99,032)         (38,183)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................         121,702           88,693
                                                                       ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $   22,670       $   50,510
                                                                       ==========       ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest:
      Continuing operations .....................................      $    8,650       $   11,302
      Discontinued operations ...................................              --            5,267
                                                                       ----------       ----------
                                                                            8,650           16,569
Non-cash investing and financing activities:
      Additions to capital lease obligations ....................      $       --       $   32,465

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United MoneyCorp. Inc. ("UMY"), and Allied Health Options, Inc. ("AHO"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999 included in the Company's Form 10-K.

          The unaudited consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include the allowance for doubtful accounts and the Company's $75,000 office relocation accrual. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2. DISCONTINUED OPERATIONS

          Summarized financial information for discontinued operations of AHO is as follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ----------------------------------
                                                             2000                1999
                                                        --------------      --------------

Net patient services revenue .....................      $         --        $      270,852
Loss from discontinued operations,
   before income taxes ...........................                --              (133,626)
Income tax benefit ...............................                --                  --
                                                        --------------      --------------
Loss from discontinued operations, net of tax ....      $         --        $     (133,626)
                                                        ==============      ==============

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

                          LOSS OF SIGNIFICANT CUSTOMER

     On May 8, 2000, the Company received official notice of termination of the Washington Hospital Center ("WHC") Hospital Billing contract. Claim transmissions from this contract will terminate effective June 30, 2000. Management estimates that UMC will continue to generate revenue from this contract through July 31, 2000 consistent with revenues generated on a monthly basis through June 30, 2000, and thereafter, rapidly ramp down through the remainder of the year. The WHC Hospital Billing contract accounted for approximately 46%, 63%, 36% and 63% of total consolidated revenues during the quarter ended March 31, 2000, and for the years ended December 31, 1999, 1998, and 1997, respectively.

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

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                2000                1999                             1998                          1997
               -------  ------------------------------- --------------------------------- -------------------------
               QUARTER            QUARTER                          QUARTER                       QUARTER
               -------  ------------------------------- --------------------------------- -------------------------
                First    Fourth  Third   Second  First  Fourth    Third    Second  First   Fourth  Third    Second
                ------  ------- -------  ------- ------ -------  -------  -------- ------ ------- -------  --------
     UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing     44,311   40,118  53,655   47,525 45,265  48,722   48,162    49,742 89,317  72,803  76,672    42,833
    Backlog      2,219       --      --       --     --      --        1        72  8,518  23,739  28,361        --
                ------  ------- -------  ------- ------ -------  -------  -------- ------ ------- -------  --------
      Total     46,530   40,118  53,655   47,525 45,265  48,722   48,163    49,814 97,835  96,542 105,033    42,833


Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing     35,581   28,919  33,947   29,360 28,817  33,401   30,116    30,087 40,333  33,375   35,186   20,124
    Backlog      4,789       --      --       --     --      --       --        17  2,744   5,868    9,066       --
                ------  ------- -------  ------- ------ -------  -------  -------- ------ -------  ------- --------
      Total     40,370   28,919  33,947   33,947 28,817  33,401   30,116    30,104 43,077  39,243   44,252   20,124

 Collection $
    (000's)
    Ongoing     12,568   14,349  13,503   12,436 12,531  11,613   11,738    11,215 14,556  12,190    9,407   10,143
    Backlog         --       --      --       --     --      --        9       156    128     626       --       --
                ------  ------- -------  ------- ------ -------  -------  -------- ------ -------  ------- --------
     Total      12,568   14,349  13,503   12,436 12,531  11,613   11,747    11,371 14,684  12,816    9,407   10,143

  Fees Earned
    (000's)
    Ongoing        411      637     721      675    771     631      681       729    922     733      480      428
    Backlog         --       --      --       --     --      --        1        11      9      46       --       --
                ------  ------- -------  ------- ------ -------  -------  -------- ------ -------  ------- --------
     Total         411      637     721      675    771     631      682       740    931     778      480      428

 Average Fee %
    Ongoing       3.3%     4.4%    5.3%     5.4%   6.2%    5.4%     5.8%      6.4%   6.3%    6.0%     5.1%     4.2%
      Backlog      --       --      --       --     --      --     11.0%      7.1%   7.0%   13.7%      --       --


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


                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                    2000                   1999                                  1998                             1997
                   -------    ----------------------------------    ----------------------------------    ------------------------
                   QUARTER                QUARTER                               QUARTER                          QUARTER
                   -------    ----------------------------------    ----------------------------------    ------------------------
                    First     Fourth   Third    Second    First     Fourth   Third    Second    First     Fourth   Third    Second
                   -------    ------   -----    ------    ------    ------   ------   ------    ------    ------   ------   ------
      UMY
------------------
   Number of
Accounts Accepted
   for Collection:  15,642    6,937    3,315    10,987    14,626    26,024   31,861   22,130    27,399    27,177   27,801   22,209

Gross $ Amount
 of Accounts
 Accepted for
  Collection
    (000's)          9,090    2,598    1,465     4,513     7,281    12,282   11,664   12,370    14,294    14,543   14,965   19,037

 Collection $
    (000's)            401      186      264       917       930     1,321    2,282    2,653     2,305     1,994      784      632

  Fees Earned
    (000's)             72       39       45       110       137       150      232      263       270       196      182       79

 Average Fee %          18%    21.0%    17.0%     12.0%     14.7%     11.4%    10.2%     9.9%     11.8%      9.8%    23.2%    12.5%


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

                              RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                             Three Months
                                                            Ended March 31,
                                                          ------------------
                                                          2000         1999
                                                          -----        -----
Revenue ..........................................        100.0%       100.0%
                                                          -----        -----
  Wages and benefits .............................         85.8         57.9
  Selling, general and administrative ............         26.5         17.6
  Office, vehicle and equipment rental ...........          5.5          3.7
  Depreciation and amortization ..................          5.2          2.9
  Professional fees ..............................          2.0          1.0
  Interest, net, .................................          1.7          1.3
  Provision for doubtful accounts ................          0.3          4.3
                                                          -----        -----
  Total expenses .................................        127.0         88.7
                                                          -----        -----
  Net income (loss) from continuing operations ...        (27.0)        11.3
  Loss from discontinued operations-AHO ..........           --        (15.1)
                                                          -----        -----
  Net income (loss) ..............................        (27.0%)       (3.8%)
                                                          =====        =====


COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 TO THE QUARTER ENDED MARCH 31,
1999

     REVENUES decreased $365,000, or 41% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $410,000 in the current quarter decreased by $310,000 compared to the same quarter of 1999. During the current quarter, WHC Hospital Billing Department ("WHCHBD") claims provided revenue of $242,000 compared to $546,000 during the same quarter of 1999. This decrease is due to the previously announced fifty percent fee reduction effective for WHCHBD claims with dates of service on and after October 1, 1999. WHC Physician Billing Department ("WHCPBD") claims provided revenue of $22,000 compared to $137,000 during the same quarter of 1999. This decrease is due to the previously announced termination of claim transmissions from the WHC Department of Emergency Medicine contract effective November 1, 1999 and from the WHC Department of Women's Services contract effective October 1, 1999. Other customer claims provided revenue of $146,000 during the current quarter compared to $25,000 during the same quarter of 1999 primarily due to the medical claims management contract for ongoing claims executed on June 17, 1999 with a hospital system located in Virginia. This contract provided revenue of $104,000 during the current quarter.

On May 8, 2000, the Company received official notice of termination of the WHCHBD contract. Claim transmissions from this contract will terminate effective June 30, 2000. Management estimates that UMC will continue to generate revenue from this contract through July 31, 2000 consistent with revenues generated on a monthly basis through June 30, 2000, and thereafter, rapidly ramp down through the remainder of the year. The WHC Hospital Billing contract accounted for approximately 46%, 63%, 36% and 63% of total consolidated revenues during the quarter ended March 31, 2000, and for the years ended December 31, 1999, 1998, and 1997, respectively.

o Collection Agency Services revenue of $72,000 in the current quarter decreased by $67,000 compared to the same quarter of 1999. During the current quarter, PHS accounts provided no revenue compared to $98,000 during the same quarter of 1999 due to the previously announced termination of account placements.

     WAGES AND BENEFITS expense decreased $67,000 or 13% primarily due to reduced headcount. During the current quarter, total monthly employee headcount averaged 43 compared to 62 during the same quarter of 1999. In addition, during the same quarter of 1999, salary expense totaling $68,000 was allocated to AHO as AHO home office costs. Taking this allocation into account, salary and benefits expense decreased by $135,000 or 26%.

     SELLING, GENERAL AND ADMINISTRATIVE expense decreased $18,000 or 12% primarily due to decreased headcount, decreased postage, print, contract labor, sales commissions and telephone expense as a result of the decline in customer accounts and claims.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $4,000 or 12% primarily due to the corporate office space reduction whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Under the current arrangement, monthly office rent through January 31, 2001 will be $7,400. Monthly vehicle and other rental expenses will total approximately $1,000 and $500, respectively.

     INTEREST expense decreased $3,000 or 23% due to the balance of net cash employed under the Company's factoring agreement being less then the funds borrowed under the Company's previous credit facility.

     PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $39,000 or 104% due to reserves required for an insolvent and subsequently terminated customer during the first quarter of 1999.

     LOSS FROM DISCONTINUED OPERATIONS - AHO decreased $134,000 or 100% due to the deconsolidation of AHO on October 14, 1999 in conjunction with AHO's filing of a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's liquid assets, consisting of cash, totaled $23,000 compared to $122,000 at December 31, 1999. For continuing operations, the working capital deficit was $329,000 and $199,000 at March 31, 2000 and December 31, 1999, respectively.

     Operating activities from continuing operations during the current quarter used cash of $68,000, compared to cash of $78,000 provided by operating activities during the same period of 1999. This decline in the current quarter is primarily due to increased losses as a result of the aforementioned loss of significant customers as compared to the same quarter of 1999.

     No cash was expended on the operating activities from the discontinued operations of AHO during the current quarter compared to cash of $211,000 used on the discontinued operations of AHO during the same quarter of 1999.

     No cash was expended on investing activities during the current quarter compared to $4,000 used during the same period of 1999 for the purchase of equipment.

     Financing activities during the current quarter used cash of $31,000 and consisted of monthly installment payments totaling $12,000 for the bank promissory note and principal payments on capital lease obligations totaling $19,000. Cash of $31,000 used in financing activities in the current quarter compares unfavorably to the cash of $99,000 provided in the same quarter of 1999 which consisted primarily of borrowing of $130,000 partially offset by principal payments on borrowings as well as capital lease obligations.

     During the current quarter, cash flow from operations was not adequate to cover all working capital and liquidity requirements. The Company was dependent on its cash reserves existing at December 31, 1999. As a result of the aforementioned loss of the WHCHBD contract, management continues to anticipate the possibility that cash requirements could exceed cash on hand and cash to be generated from operating activities, if any. Due to the Company's current financial position and in consideration of the loss of the WHCHBD contract, management considers the likelihood of securing additional third party financing to be unlikely. These possible periods of liquid deficiency are attributed to the current cash shortage due to the use of cash to support AHO prior to its discontinuance of operations as well as the reduction of revenues from current customers as previously explained.

     If UMC is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to limited to, actions such as reducing management and line employee headcount and compensation, attempting to restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits


    EXHIBIT
     NUMBER                                  DESCRIPTION OF EXHIBIT
    -------                                  ----------------------
     27                    Financial Data Schedule

    99.1                   Safe Harbor Compliance Statement for Forward-Looking Statements

     (B)  Reports on Form 8-K

          None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By: /s/ R. Kenyon Culver                           Date: May 10, 2000
    -------------------------------                      -------------
    R. Kenyon Culver
    Vice President and Chief Financial Officer
    (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER             DESCRIPTION OF EXHIBIT
-------             ----------------------
    27                     Financial Data Schedule

    99.1                   Safe Harbor Compliance Statement for Forward-Looking Statements