Form 10-Q
period 2000-06-30
UNITED MEDICORP INC
filed 2000-08-14
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

          As of August 10, 2000, there were outstanding 28,710,217 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.     Financial Statements

             Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..........................    1

             Consolidated Statements of Operations for the Three and Six Months Ended
                  June 30, 2000 and 1999.................................................................    2

             Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2000 and 1999................................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of

                  Financial Condition and Results of Operations..........................................    5

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   12
ITEM 2.      Changes in Securities.......................................................................   12
ITEM 3.      Defaults Upon Senior Securities.............................................................   12
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   12
ITEM 5.      Other Information...........................................................................   12
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   13

Signatures   ............................................................................................   13

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)        (AUDITED)
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                  2000               1999
                                                                              ------------       ------------
                                            ASSETS
Current assets:
      Cash and cash equivalents ........................................      $     33,259       $    121,702
      Restricted cash ..................................................               937                 --
      Accounts receivable, net of allowance for doubtful accounts
         of $3,047 and $8,219, respectively ............................            98,366            141,201
      Factor reserve ...................................................            56,030             39,744
      Prepaid expenses and other current assets ........................            12,479             51,844
                                                                              ------------       ------------
Total current assets ...................................................           201,071            354,491
Other non-current assets ...............................................             4,817              4,817
Property and equipment, net of accumulated depreciation of $871,379
      and $845,005, respectively .......................................            81,837            108,211
Assets under capital leases, net of accumulated amortization of
      $105,969 and $74,961, respectively ...............................           100,414            131,422
                                                                              ------------       ------------
Total assets ...........................................................           388,139            598,941
                                                                              ============       ============

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ...........................................            86,388             82,942
      Payable to clients ...............................................               171                 --
      Deferred revenue .................................................            20,000                 --
      Accrued liabilities ..............................................           332,087            342,163
      Current portion of capital lease obligations .....................            81,929             78,588
      Promissory note ..................................................            24,566             49,547
                                                                              ------------       ------------
Total current liabilities ..............................................           545,141            553,240
Long term capital lease obligations, excluding current portion .........            68,379            110,070
                                                                              ------------       ------------
Total liabilities ......................................................           613,520            663,310
                                                                              ------------       ------------

Stockholder's equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares outstanding .................................           290,157            290,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ......................                --                 --
      Less treasury stock at cost, 305,547 and 105,547 shares,
         respectively ..................................................          (221,881)          (221,881)
      Additional paid-in capital .......................................        18,783,254         18,783,254
      Retained deficit .................................................       (19,076,911)       (18,915,899)
                                                                              ------------       ------------
         Total stockholder's equity (deficit) ..........................          (225,381)           (64,369)
                                                                              ------------       ------------
         Total liabilities and stockholder's equity (deficit) ..........      $    388,139       $    598,941
                                                                              ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Revenues:
      Billing and collection services .............   $    625,938    $    797,338    $  1,132,225    $  1,667,699
      Other revenues ..............................             --              --          10,710          11,389
                                                      ------------    ------------    ------------    ------------
         Total revenues ...........................        625,938         797,338       1,142,935       1,679,088

Expenses:
      Wages and benefits ..........................        439,632         607,172         883,338       1,117,842
      Selling, general and administrative .........        127,765         160,784         264,874         316,280
      Depreciation and amortization ...............         30,585          25,350          57,382          50,750
      Office, vehicle and equipment rental ........         25,267          37,824          53,799          70,235
      Professional fees ...........................          8,905           9,126          19,286          17,696
      Interest, net ...............................         10,135          10,908          18,785          22,210
      Provision for doubtful accounts .............          8,044         (14,018)          6,483          23,756
      Loss on capital lease rollover financing ....             --           7,883              --           7,883
                                                      ------------    ------------    ------------    ------------
         Total expenses ...........................        650,333         845,029       1,303,947       1,626,652
                                                      ------------    ------------    ------------    ------------
Net income (loss) from continuing operations ......        (24,395)        (47,691)       (161,012)         52,436

Loss from discontinued operations - AHO,  net
              of income taxes .....................             --      (1,748,738)             --      (1,882,363)
                                                      ------------    ------------    ------------    ------------

      Net loss ....................................   $    (24,395)   $ (1,796,429)   $   (161,012)   $ (1,829,927)
                                                      ============    ============    ============    ============


Basic earnings (loss) per common share:

      Continuing operations .......................   $    (0.0008)   $    (0.0016)   $    (0.0056)   $     0.0018
      Discontinued operations - AHO ...............             --         (0.0605)             --         (0.0658)
                                                      ------------    ------------    ------------    ------------
      Net loss ....................................   $    (0.0008)   $    (0.0621)   $    (0.0056)   $    (0.0640)
                                                      ============    ============    ============    ============

Weighted average shares outstanding ...............     28,710,217      28,910,217      28,710,217      28,578,717
Diluted earnings (loss) per common share:

      Continuing operations .......................   $    (0.0008)   $    (0.0016)   $    (0.0056)   $     0.0018
      Discontinued operations - AHO ...............             --         (0.0605)             --         (0.0658)
                                                      ------------    ------------    ------------    ------------
      Net loss ....................................   $    (0.0008)   $    (0.0621)   $    (0.0056)   $    (0.0640)
                                                      ============    ============    ============    ============

Weighted average shares outstanding ...............     28,710,217      28,910,217      28,710,217      28,578,717


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                          2000          1999
                                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss .....................................................   $(161,012)   $(1,829,927)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
              Amortization of assets under capital leases ..........      31,008         16,583
              Depreciation of fixed assets .........................      26,374         34,167
              Provision for doubtful accounts ......................       6,483
              Loss from discontinued operations - AHO ..............          --      1,882,363
              Provision for doubtful note receivable ...............          --         23,756
              Loss on capital lease roll over financing ............          --          7,883
         Changes in assets and liabilities:
              (Increase) in restricted cash ........................        (937)        (2,689)
              (Increase) decrease in accounts receivable, gross ....      36,352        (78,909)
              (Increase) in notes receivable, gross ................          --       (168,000)
              (Increase) in factor reserve .........................     (16,286)            --
              Decrease in prepaid expenses and other assets ........      39,365         14,394
              Increase in accounts payable .........................       3,446         22,625
              Increase in payable to clients .......................         171          1,084
              Increase in deferred revenue .........................      20,000             --
              Increase (decrease) in accrued liabilities ...........     (10,076)        19,392
              Increase in deferred credits .........................          --        168,000
                                                                       ---------    -----------
      Net cash provided by (used in) continuing operations .........     (25,112)       110,722
      Net cash used in discontinued operations - AHO ...............          --       (280,542)
                                                                       ---------    -----------
Net cash used in operating activities ..............................     (25,112)      (169,820)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of furniture and equipment ..........................          --         (7,880)
                                                                       ---------    -----------
Net cash used in investing activities ..............................          --         (7,880)
                                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of capital lease obligations .......................     (38,350)       (38,792)
      Repayment of promissory note .................................     (24,981)       (25,000)
      Net borrowings from credit facility ..........................          --         95,000
      Proceeds from issuance of long term debt .....................          --        100,000
                                                                       ---------    -----------
Net cash provided by (used in) financing activities ................     (63,331)       131,208
                                                                       ---------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................     (88,443)       (46,492)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................     121,702         88,693
                                                                       ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $  33,259    $    42,201
                                                                       =========    ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest:
      Continuing operations ........................................   $  18,785    $    20,261
      Discontinued operations ......................................          --          6,769
                                                                       ---------    -----------
                                                                          18,785         27,030
Non-cash investing and financing activities:

      Additions to capital lease obligations .......................   $      --    $   150,720

                 The accompanying notes are an integral part of
                    these consolidated financial statements

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include the allowance for doubtful accounts, the Company's $75,000 office relocation accrual, and certain accruals related to AHO. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2.    DISCONTINUED OPERATIONS

         Summarized financial information for discontinued operations of AHO is as follows:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   --------------------------    --------------------------
                                                       2000          1999            2000          1999
                                                   ------------   -----------    ------------   -----------
Net patient services revenue .................     $         --   $   101,723    $         --   $   372,575
      Loss from discontinued operations,
         before income taxes .................               --    (1,748,738)             --    (1,882,363)
      Income tax benefit .....................               --            --              --            --
                                                   ------------   -----------    ------------   -----------
      Loss from discontinued operations,
         net of tax ..........................     $         --   $(1,748,738)   $         --   $(1,882,363)
                                                   ============   ===========    ============   ===========

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

         INCENTIVE FINANCING RELATIVE TO RELOCATION OF OPERATIONS CENTER

         UMC has experienced increasing difficulty in recruiting and hiring experienced medical billing and collection staff in the Dallas area. This situation is the result of low unemployment and strong competition from nearby major hospitals and physician groups for experienced staff. Low unemployment and escalating competition for qualified staff has resulted in an overall increase in hourly wage rates and turnover.

         Effective July 28, 2000, UMC executed an Economic Development and Incentive Agreement (the "Agreement"), with the Pampa Economic Development Corporation ("PEDC"), included as Exhibit 10.39 to this Form 10-Q and hereby incorporated herein by reference. Management entered into this Agreement in order to: (a) create a new expense paradigm which includes reduced hourly wages expense, (b) access a pool of applicants who are believed to be capable of rapidly assimilating training in the job skills related to UMC's business, and
(c) put into place a facility with 20,000 square feet of space at a cost far below that which would be incurred in the Dallas area.

         In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

         (a) an incentive payment of $192,000 to be made upon the closing of the purchase of an operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year.

         (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (e) an incentive payment of $10,000 so long as UMC has 40 persons employed in its Pampa operations center at December 31, 2000, and

         (f) PEDC will guarantee up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of an operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding

12 months from this annual payment, UMC will remit the balance to the Lender. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

         To date, UMC has hired 12 employees from Pampa to be located in its Pampa operations center. UMC has identified and is currently in the process of purchasing for $100,000, its operations center facility in Pampa. Throughout the remainder of 2000, many of the jobs which in the past have been performed by operations, MIS and administrative employees will be transitioned to the Pampa operations center.

         There can be no assurance that UMC will be successful in: (a) meeting the aforementioned initial minimum employment requirements to trigger incentive payments, (b) maintaining the minimum employment requirements to prevent triggering the aforementioned claw back provision, (c) purchasing a facility in Pampa, or (d) averting a default to its Lender or discontinuing its operations in Pama within five years to prevent PEDC from being released from paying any and all unpaid annual payments to UMC relative to the aforementioned guarantee related payments.

                          LOSS OF SIGNIFICANT CUSTOMER

         On May 8, 2000, the Company received official notice of termination of the Washington Hospital Center Hospital Billing ("WHCHBD") contract. Claim transmissions from this contract terminated on June 30, 2000. This contract accounted for approximately 45%, 63%, 36% and 63% of total consolidated revenues during the six-month period ended June 30, 2000, and for the years ended December 31, 1999, 1998, and 1997, respectively. This contract provided revenue of $64,000 during the month of July, 2000. Management estimates that revenue from this contract will rapidly ramp down through the remainder of the year.

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

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                         2000                         1999
                   ----------------    ------------------------------------
                        QUARTER                      QUARTER
                   ----------------    ------------------------------------
                   Second    First     Fourth    Third     Second     First
                   ------    ------    ------    ------    ------    ------
     UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing        38,702    44,311    40,118    53,655    47,525    45,265
    Backlog        10,928     2,219        --        --        --        --
                   ------    ------    ------    ------    ------    ------
    Total          49,630    46,530    40,118    53,655    47,525    45,265

 Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing        28,801    35,581    28,919    33,947    29,360    28,817
    Backlog         2,987     4,789        --        --        --        --
                   ------    ------    ------    ------    ------    ------
    Total          31,788    40,370    28,919    33,947    33,947    28,817

 Collection $
   (000's)
    Ongoing        12,343    12,568    14,349    13,503    12,436    12,531
    Backlog         1,112        --        --        --        --        --
                   ------    ------    ------    ------    ------    ------
    Total          13,455    12,568    14,349    13,503    12,436    12,531

  Fees Earned
    (000's)
    Ongoing           370       412       637       721       651       709
    Backlog           137        --        --        --        --        --
                   ------    ------    ------    ------    ------    ------
    Total             507       412       637       721       651       709

 Average Fee %
    Ongoing           3.0%      3.3%      4.4%      5.3%      5.2%      5.7%
    Backlog          12.3%       --        --        --        --        --


                                   1998                           1997
                   ------------------------------------    -----------------
                                 QUARTER                        QUARTER
                   ------------------------------------    -----------------
                   Fourth    Third     Second    First     Fourth     Third
                   ------    ------    ------    ------    ------    -------

Number of Claims
 Accepted for
  Processing:
    Ongoing        48,722    48,162    49,742    89,317    72,803     76,672
    Backlog            --         1        72     8,518    23,739     28,361
                   ------    ------    ------    ------    ------    -------
    Total          48,722    48,163    49,814    97,835    96,542    105,033

 Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing        33,401    30,116    30,087    40,333    33,375     35,186
    Backlog            --        --        17     2,744     5,868      9,066
                   ------    ------    ------    ------    ------    -------
    Total          33,401    30,116    30,104    43,077    39,243     44,252

 Collection $
   (000's)
    Ongoing        11,613    11,738    11,215    14,556    12,190      9,407
    Backlog            --         9       156       128       626         --
                   ------    ------    ------    ------    ------    -------
    Total          11,613    11,747    11,371    14,684    12,816      9,407

  Fees Earned
    (000's)
    Ongoing           631       681       729       922       733        480
    Backlog            --         1        11         9        46         --
                   ------    ------    ------    ------    ------    -------
    Total             631       682       740       931       778        480

 Average Fee %
    Ongoing           5.4%      5.8%      6.4%      6.3%      6.0%       5.1%
    Backlog            --      11.0%      7.1%      7.0%     13.7%        --

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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                         2000                          1999
                   ----------------    -------------------------------------
                       QUARTER                       QUARTER
                   ----------------    -------------------------------------
                   Second    First     Fourth    Third     Second     First
                   ------    ------    ------    ------    ------    -------
      UMY
-----------------
   Number of
Accounts Accepted
 for Collection:    12,194    15,642    6,937    3,315    10,987    14,626

Gross $ Amount
 of Accounts
Accepted for
 Collection
   (000's)           9,826     9,090    2,598    1,465     4,513     7,281

Collection $
   (000's)             682       401      186      264       917       930

Fees Earned
   (000's)             107        71       39       45       109       139

 Average Fee %        15.7%     17.7%    21.0%    17.0%     11.9%     14.9%


                                  1998                           1997
                   ------------------------------------    -----------------
                                 QUARTER                        QUARTER
                   ------------------------------------    -----------------
                   Fourth    Third     Second    First     Second     First
                   ------    ------    ------    ------    ------    -------

   Number of
Accounts Accepted
 for Collection:    26,024    31,861    22,130    27,399    27,177    27,801

Gross $ Amount
 of Accounts
Accepted for
 Collection
   (000's)          12,282    11,664    12,370    14,294    14,543    14,965


Collection $
   (000's)           1,321     2,282     2,653     2,305     1,994       784

Fees Earned
   (000's)             150       232       263       270       196       182

 Average Fee %        11.4%     10.2%      9.9%     11.8%      9.8%     23.2%

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

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  ------------------        ----------------
                                                   2000       1999           2000     1999
                                                  ------     -------        ------   -------
Revenue .........................................    100%     100%           100%     100%
                                                    ----     ----           ----     ----

Wages and benefits ..............................     70       76             77       67
Selling, general and administrative .............     20       20             23       19
Depreciation and amortization ...................      5        3              5        3
Office, vehicle and equipment rental ............      4        5              5        4
Professional fees ...............................      1        1              2        1
Interest, net, and other (income) expense .......      2        2              2        2
Provision for doubtful accounts .................      1       (2)            --        1
                                                    ----     ----           ----     ----
Total expenses ..................................    104      105            114       97
                                                    ----     ----           ----     ----
Net income (loss) from continuing operations ....     (4)      (5)           (14)       3
Loss from discontinued operations - AHO .........     --     (219)            --     (112)
                                                    ----     ----           ----     ----
Net loss ........................................     (4%)   (224%)          (14%)   (109%)
                                                    ====     ====           ====     ====


COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 TO THE QUARTER ENDED JUNE 30, 1999

       REVENUES decreased $171,000, or 21% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $370,000 in the current quarter decreased by $281,000 compared to the same quarter of 1999. During the current quarter, WHCHBD claims provided revenue of $267,000 compared to $526,000 during the same quarter of 1999. This decrease is due to the previously announced fifty percent fee reduction effective for WHCHBD claims with dates of service on and after October 1, 1999. On May 8, 2000, the Company received official notice of termination of the WHCHBD contract. Claim transmissions from this contract terminated effective June 30, 2000. This contract accounted for approximately 45%, 63%, 36% and 63% of total consolidated revenues during the six-month period ended June 30, 2000, and for the years ended December 31, 1999, 1998, and 1997, respectively. This contract provided revenue of $64,000 during the month of July, 2000. Management estimates that revenue from this contract will rapidly ramp down through the remainder of the year. WHC Physician Billing Department ("WHCPBD") claims provided revenue of $3,000 compared to $124,000 during the same quarter of 1999. This decrease is due to the previously announced termination of claim transmissions from the WHC Department of Emergency Medicine contract effective November 1, 1999 and from the WHC Department of Women's Services contract effective October 1, 1999. Other customer claims provided revenue of $100,000 compared to $1,000 during the same quarter of 1999. Of this current quarter revenue, $95,000 was generated from one customer.

o Backlog Accounts Receivable Management Services revenue of $137,000 in the current quarter increased $137,000 compared to the same quarter of 1999 of which $92,000 was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico, and $45,000 was due to a credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. As of the date of this filing, the credit balance resolution project has been completed.

o Collection Agency Services revenue of $107,000 in the current quarter decreased by $2,000 compared to the same quarter of 1999. During the current quarter, Presbyterian Healthcare System ("PHS") accounts provided no revenue compared to $58,000 during the same quarter of 1999 due to the previously announced termination of account placements. $94,000 or 88% of the current quarter revenue was provided by six customers. The balance of the current quarter revenue was provided by twenty six customers.

o UMClaimPros revenue of $12,000 in the current quarter decreased by $25,000 compared to the same quarter of 1999 primarily due to decreased utilization at two of three UMClaimPros customers.

         WAGES AND BENEFITS expense decreased $167,000 or 28% primarily due to reduced headcount as a result of the aforementioned decrease in revenues. During the current quarter, total monthly employee headcount averaged 45 compared to 56 during the same quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $33,000 or 21% primarily due to decreased postage and print expense as a result of the aforementioned decrease in revenues.

         DEPRECIATION AND AMORTIZATION expense increased $5,000 or 21% primarily due to the full current quarter effect of amortization expense related to assets recorded on June 2, 1999 under a capital lease.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $12,000 or 32% primarily due to the corporate office space reduction whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Under the current arrangement, monthly office rent through January 31, 2001 will be $7,400. Monthly vehicle and other rental expenses will total approximately $1,000 and $500, respectively.

         PROVISION FOR DOUBTFUL ACCOUNTS expense increased $22,000 primarily due to the reversal of note receivable reserves during the same quarter of 1999 totaling $14,000 in addition to current quarter reserves required relative to a previously disclosed termination of a customer contract.

         LOSS ON CAPITAL LEASE ROLLOVER FINANCING decreased $8,000 or 100% due to the one-time nature of the loss during the same quarter of 1999.

         LOSS FROM DISCONTINUED OPERATIONS - AHO decreased $1,749,000 or 100% due to the deconsolidation of AHO on October 14, 1999 in conjunction with AHO's filing of a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

       REVENUES decreased $536,000 or 32% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $782,000 in the current six-month period decreased by $578,000 compared to the same period of 1999. During the current six-month period, WHCHBD claims provided revenue of $509,000 compared to $1,071,000 during the same period of 1999. This decrease is due to the previously announced fifty percent fee reduction effective for WHCHBD claims with dates of service on and after October 1, 1999. WHCPBD claims provided revenue of $24,000 compared to $262,000 during the same six-month period of 1999. This decrease is due to the previously announced termination of claim transmissions from the WHC Department of Emergency Medicine contract effective November 1, 1999 and from the WHC Department of Women's Services contract effective October 1, 1999. Other customer claims provided revenue of $249,000 compared to $27,000 during the same six-month period of 1999. Of this current six-month period revenue, $201,000 was generated from one customer.

o Backlog Accounts Receivable Management Services revenue of $137,000 in the current six-month period increased $137,000 compared to the same six-month period of 1999 of which $92,000 was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico, and $45,000 was due to the credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. As of the date of this filing, the credit balance resolution project has been completed.

o Collection Agency Services revenue of $178,000 in the current six-month period decreased by $70,000 compared to the same six-month period of 1999. During the current six-month period, Presbyterian Healthcare System ("PHS") accounts provided no revenue compared to $148,000 during the same six-month period of 1999 due to the previously announced termination of account placements. $154,000 or 87% of the current six-month period revenue was provided by six customers. The balance of the current six-month period revenue was provided by twenty eight customers.

o UMClaimPros revenue of $35,000 in the current six-month period decreased by $25,000 compared to the same six-month period of 1999 primarily due to decreased utilization at two of three UMClaimPros customers.

         WAGES AND BENEFITS expense decreased $235,000 or 21% primarily due to reduced headcount as a result of the aforementioned decrease in revenues. During the current six-month period, total monthly employee headcount averaged 44 compared to 59 during the same period of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $51,000 or 16% primarily due to decreased telephone, postage and print expense as a result of the aforementioned decrease in revenues.

         DEPRECIATION AND AMORTIZATION expense increased $7,000 or 13% primarily due to the full current six-month period effect of amortization expense related to assets recorded on June 2, 1999 under a capital lease.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $16,000 or 23% primarily due to the aforementioned corporate office space reduction.

         INTEREST, NET decreased $3,000 or 15% due to the balance of net cash employed under the Company's factoring agreement being less then funds borrowed under the Company's previous credit facility, partially offset by increased interest rates.

         PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $17,000 or 73% primarily due to reserves totaling $21,000 required during the same six-month period of 1999 for an insolvent and subsequently terminated customer partially offset by smaller reserves required during the current six-month period due largely to a previously disclosed termination of a customer contract.

         LOSS ON CAPITAL LEASE ROLLOVER FINANCING decreased $8,000 or 100% due to the one-time nature of the loss during the same six-month period of 1999.

         LOSS FROM DISCONTINUED OPERATIONS - AHO decreased $1,882,363 or 100% due to the deconsolidation of AHO on October 14, 1999 in conjunction with AHO's filing of a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company's liquid assets, consisting of cash, totaled $33,000 compared to $122,000 at December 31, 1999. For continuing operations, the working capital deficit was $344,000 and $199,000 at June 30, 2000 and December 31, 1999, respectively.

         Operating activities from continuing operations during the current six-month period used cash of $25,000, compared to cash of $111,000 provided by operating activities during the same period of 1999. This decline in the current six-month period is primarily due to increased losses as a result of the 32% decline in revenues (from the previously disclosed termination and restructuring of significant customer contracts) only partially offset by a 21% decline in wages and benefits expense. Wage expense was not reduced in proportion to the decline in revenues in anticipation of the requirement for experienced employees relative for new customer contracts in various stages of implementation throughout the current six-month period.

         No cash was expended on operating activities from the discontinued operations of AHO during the current six-month period compared to cash of $281,000 used for the discontinued operations of AHO during the same six-month period of 1999.

         No cash was expended on investing activities during the current six-month period compared to $8,000 used during the same period of 1999 for the purchase of equipment.

         Financing activities during the current six-month period used cash of $63,000 and consisted of monthly promissory note installment payments totaling $25,000 and principal payments on capital lease obligations totaling $38,000. Cash of $63,000 used in financing activities in the current six-month period compares unfavorably to the cash of $131,000 provided in the same six-month period of 1999 which consisted primarily of net borrowing of $195,000 partially offset by principal payments on borrowings and capital lease obligations.

         During the current six-month period, cash flow from operations was not adequate to cover all working capital and liquidity requirements. The Company was dependent on its cash reserves existing at December 31, 1999. Not withstanding the aforementioned PEDC incentive agreement, as a result of the aforementioned loss of the WHCHBD contract, management continues to anticipate the possibility that cash requirements could exceed cash on hand and cash to be generated from operating activities, if any. These possible periods of liquid deficiency are attributed to the current cash shortage due to the prior use of cash to support AHO up to its discontinuance of operations as well as the reduction of revenues from significant customers as previously disclosed.

         If UMC is unable to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, attempting to restructure existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                DESCRIPTION OF EXHIBIT
    ------                ----------------------

    10.39 Economic Development and Incentive Agreement by and between the Registrant and the Pampa Economic Development
              Corporation

    27        Financial Data Schedule

    99.1      Safe Harbor Compliance Statement for Forward-Looking
              Statements

    (B) Reports on Form 8-K:

        The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000:

        Item Reported:     Announcement of the loss of the Washington Hospital
                               Center Contract
        Date of report:    May 9, 2000
        Financial statements filed: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)


By: /s/ R. Kenyon Culver                         Date: August 10, 2000
    --------------------------------------             ----------------
    R. Kenyon Culver
    Vice President and Chief
    Financial Officer
    (Principal Accounting Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                DESCRIPTION OF EXHIBIT
    ------                ----------------------

    10.39 Economic Development and Incentive Agreement by and between the Registrant and the Pampa Economic Development
              Corporation

    27        Financial Data Schedule

    99.1      Safe Harbor Compliance Statement for Forward-Looking
              Statements