Form 10-Q
period 2000-09-30
UNITED MEDICORP INC
filed 2000-11-14
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-10418


                              UNITED MEDICORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               75-2217002
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


         200 N. CUYLER STREET
             PAMPA, TEXAS                                          79065
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (806) 669-9223


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

         As of November 10, 2000, there were outstanding 28,710,217 shares of Common Stock, $0.01 par value.



================================================================================

                             UNITED MEDICORP, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.....................    1

         Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2000 and 1999............................................................    2

         Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999...........................................................    3

         Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........................................    5

                                       PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................   12
ITEM 2.  Changes in Securities.......................................................................   12
ITEM 3.  Defaults Upon Senior Securities.............................................................   12
ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................   12
ITEM 5.  Other Information...........................................................................   12
ITEM 6.  Exhibits and Reports on Form 8-K............................................................   13

Signatures   ........................................................................................   13

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            (UNAUDITED)           (AUDITED)
                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               2000                 1999
                                                                           -------------        ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents ...................................        $     26,224         $    121,702
      Restricted cash .............................................               5,215                   --
      Accounts receivable, net of allowance for doubtful accounts
         of $3,120 and $8,219, respectively .......................             141,579              141,201
      Factor reserve ..............................................              59,001               39,744
      Prepaid expenses and other current assets ...................               9,279               51,844
                                                                           ------------         ------------
Total current assets ..............................................             241,298              354,491
Other non-current assets ..........................................               4,881                4,817
Property and equipment, net of accumulated depreciation of $883,757
      and $845,005, respectively ..................................             264,558              108,211
Assets under capital leases, net of accumulated amortization of
      $121,681 and $74,961, respectively ..........................              84,701              131,422
                                                                           ------------         ------------
Total assets ......................................................             595,438              598,941
                                                                           ============         ============

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ......................................             121,855               82,942
      Payable to clients ..........................................               4,378                   --
      Accrued liabilities .........................................             272,975              342,163
      Current portion of capital lease obligations ................              80,615               78,588
      Current portion of mortgage note ............................               3,048                   --
      Promissory note .............................................              12,067               49,547
                                                                           ------------         ------------
Total current liabilities .........................................             494,938              553,240
Deferred Revenue (PEDC) ...........................................             192,000                   --
Long term capital lease obligations, excluding current portion ....              49,084              110,070
Long term mortgage on building, excluding current portion .........             133,755                   --
                                                                           ------------         ------------
Total liabilities .................................................             869,777              663,310
                                                                           ------------         ------------

Stockholder's equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares outstanding ............................             290,157              290,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................                  --                   --
      Less treasury stock at cost, 305,547 and 105,547 shares,
         respectively .............................................            (221,881)            (221,881)
      Additional paid-in capital ..................................          18,783,254           18,783,254
      Retained deficit ............................................         (19,125,869)         (18,915,899)
                                                                           ------------         ------------
         Total stockholder's equity (deficit) .....................            (274,339)             (64,369)
                                                                           ------------         ------------
         Total liabilities and stockholder's equity (deficit) .....        $    595,438         $    598,941
                                                                           ============         ============








              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ----------------------------   -----------------------------
                                                         2000           1999            2000            1999
                                                    -------------  -------------   -------------   -------------
Revenues:
      Billing and collection services............   $     513,177  $     780,757   $    1,645,111  $   2,448,456
      Other revenues.............................          42,633             --           53,635         11,389
                                                    -------------  -------------    -------------   ------------
         Total revenues..........................         555,810        780,757        1,698,746      2,459,845

Expenses:
      Wages and benefits.........................         386,262        474,395        1,269,600      1,592,237
      Selling, general and administrative........         141,437        108,556          406,612        424,836
      Depreciation and amortization..............          28,092         27,915           85,474         78,665
      Office, vehicle and equipment rental.......          28,199         47,779           81,998        118,014
      Professional fees..........................          12,522         20,141           31,536         37,837
      Interest, net .............................           8,086         16,716           26,871         38,926
      Provision for doubtful accounts............             139                           6,623         23,756
      Other expenses.............................              --         15,743               --         15,743
        Loss on capital lease rollover financing.              --             --               --          7,883
                                                    -------------  -------------     ------------   ------------
         Total expenses..........................         604,737        711,245        1,908,714      2,337,897
                                                    -------------  -------------     ------------   ------------
Net income (loss) from continuing operations.....         (48,927)        69,512         (209,968)       121,948

Loss from discontinued operations - AHO,  net
              of income taxes....................              --       (114,821)              --     (1,997,184)
                                                    -------------  -------------     ------------   ------------

Net loss      ...................................   $     (48,927) $     (45,309)    $   (209,968)  $ (1,875,236)
                                                    =============  =============     ============   ============
Basic earnings (loss) per common share:

      Continuing operations......................   $     (0.0017) $      0.0024     $    (0.0073)  $     0.0042
      Discontinued operations - AHO..............              --        (0.0039)              --        (0.0695)
                                                    -------------  -------------     ------------   ------------
      Net loss...................................   $     (0.0017) $     (0.0015)    $    (0.0073)  $    (0.0653)
                                                    =============  =============     ============   ============
Weighted average shares outstanding..............      28,710,217     28,910,217       28,710,217     28,578,717

Diluted earnings (loss) per common share:

      Continuing operations......................   $     (0.0017) $      0.0024     $    (0.0073)  $     0.0042
      Discontinued operations - AHO..............              --        (0.0039)              --        (0.0695)
                                                    -------------  -------------     ------------   ------------
      Net loss...................................   $     (0.0017) $     (0.0015)    $    (0.0073)  $    (0.0653)
                                                    =============  =============     ============   ============

Weighted average shares outstanding..............      28,710,217     28,910,217       28,710,217     28,578,717





              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       --------------------------------
                                                                           2000               1999
                                                                       -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ....................................................    $  (209,968)        $(1,875,236)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
              Amortization of assets under capital leases .........         46,720              24,317
              Depreciation of fixed assets ........................         38,752              54,348
              Provision for doubtful accounts .....................          6,623
              Loss from discontinued operations - AHO .............             --           1,997,184
              Provision for doubtful note receivable ..............             --              23,756
              Loss on capital lease roll over financing ...........             --               7,883
         Changes in assets and liabilities:
              (Increase) in restricted cash .......................         (5,215)             (8,393)
              (Increase) decrease in accounts receivable, gross....         (7,001)             28,726
              (Increase) in factor reserve ........................        (19,257)                 --
              Decrease in prepaid expenses and other assets .......         42,501              12,760
              Increase in accounts payable ........................         38,913             (49,018)
              Increase in payable to clients ......................          4,378               8,393
              Increase in deferred revenue ........................        192,000                  --
              Increase (decrease) in accrued liabilities ..........        (69,188)             49,674
                                                                       -----------         -----------
         Net cash provided by continuing operations ...............         59,258             274,394
      Net cash used in discontinued operations - AHO ..............             --            (310,088)
                                                                       -----------         -----------
Net cash provided by (used in) operating activities ...............         59,258             (35,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Pampa building ........................................       (153,006)
Purchase of furniture and equipment ...............................        (42,093)            (11,353)
                                                                       -----------         -----------
Net cash used in investing activities .............................       (195,099)            (11,353)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ......................        (58,960)            (57,295)
      Repayment of promissory note ................................        (37,481)            (37,500)
      Repayment of mortgage .......................................           (196)
      Net borrowings from credit facility .........................             --             (20,000)
      Proceeds from mortgage ......................................        137,000
      Proceeds from issuance of long term debt ....................             --             100,000
                                                                       -----------         -----------
Net cash provided by (used in) financing activities ...............         40,363             (14,795)
                                                                       -----------         -----------
DECREASE IN CASH AND CASH EQUIVALENTS .............................        (95,478)            (61,842)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................        121,702              88,693
                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................    $    26,224         $    26,851
                                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest:
      Continuing operations .......................................    $    26,871         $    44,366
      Discontinued operations .....................................             --               6,769
                                                                       -----------         -----------
                                                                            26,871              51,135
Non-cash investing and financing activities:
      Additions to capital lease obligations ......................    $        --         $   150,720




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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates included in the accompanying financial statements include the allowance for doubtful accounts and certain accruals related to AHO in 1999. Actual results could differ from those estimates. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2. DISCONTINUED OPERATIONS

    Summarized financial information for discontinued operations of AHO is as follows:

                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                                ---------------------------------         -----------------------------------
                                                    2000                1999                  2000                 1999
                                                -----------        --------------         ------------        ---------------
Net patient services revenue ...........        $        --        $       47,613         $         --        $       420,188
      Loss from discontinued operations,
         before income taxes ...........                 --              (114,821)                  --             (1,997,184)
      Income tax benefit ...............                 --                    --                   --                     --
                                                -----------        --------------         ------------        ---------------
      Loss from discontinued operations,
         net of tax ....................        $        --        $     (114,821)        $         --        $    (1,997,184)
                                                ===========        ==============         ============        ===============

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

                       OPENING OF PAMPA OPERATIONS CENTER

         On August 21, 2000, United Medicorp, Inc. completed the purchase of a building that will serve as its new operations center in Pampa, Texas, and simultaneously received payment of a relocation incentive totaling $192,000.

The purchase price of the building was $100,000. In addition, the first mortgage includes an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 9.0 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC, and UMC received the initial incentive payment in the amount of $192,000 at the closing on August 21, 2000.





                            FORGIVABLE LOAN AGREEMENT

         During the first 60 days of operation in Pampa, UMC experienced difficulties with its data communications from Pampa to Dallas. This resulted in reduced productivity in Pampa, delays in revenue generation, and unexpected costs in diagnosing and managing data communication. In addition UMC expended $11,964 for moving expenses and $92,110.59 in capital expenditures to prepare the Pampa building for operations. Due to the effect of these issues, UMC developed a need for additional working capital. As a result, UMC executed a Forgivable Loan Agreement with the PEDC on October 31, 2000 (included as Exhibit
10.40 to this Form 10Q, and incorporated herein by reference). Pursuant to the agreement, the PEDC loaned UMC $50,000, as an advance against scheduled incentive payments for 2000, and 2001. The principle amount of the loan will be due and payable or forgivable based on the terms and conditions of the Economic Development and Incentive Agreement executed with the PEDC on July 28, 2000. The loan bears interest of 9.5% per annum, which is not forgivable. Interest on the unpaid principle amount of the loan will be due and payable at the end of each calendar quarter.



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



                               MANAGEMENT CHANGES


         R. Kenyon Culver, Vice President and Chief Financial Officer, and Mary
E. Rogers, Vice President of Management Information Systems have resigned to pursue other business opportunities, effective August 14, 2000 and October 10, 2000 respectively. On August 28, 2000 UMC hired Nathan Bailey as Corporate Controller to lead UMC's Finance and Administration Department, which will be based in Pampa. A new network administrator has been hired in Pampa, and a Dallas based MIS consulting firm has been hired to perform certain AS400 programming duties.

The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.

                CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES


                                2000                           1999                              1998                1997
                     ------------------------   --------------------------------  --------------------------------- -------
                              QUARTER                        QUARTER                            QUARTER             QUARTER
                     ------------------------   --------------------------------  --------------------------------- -------
                     Third    Second   First    Fourth   Third    Second   First   Fourth  Third   Second   First    Fourth

      UMC
Number of Claims
  Accepted for
   Processing:
    Ongoing          12,774   38,702   44,311   40,118   53,655   47,525   45,265  48,722  48,162  49,742   89,317   72,803
    Backlog           9,135   10,928    2,219       --       --       --       --      --       1      72    8,518   23,739
                     ------   ------   ------   ------   ------   ------   ------  ------  ------  ------   ------   ------
     Total           21,909   49,630   46,530   40,118   53,655   47,525   45,265  48,722  48,163  49,814   97,835   96,542

Gross $ Amount
  of Claims
 Accepted for
  Processing
   (000's):
    Ongoing          10,186   28,801   35,581   28,919   33,947   29,360   28,217  33,401  30,116  30,087   40,333   33,375
    Backlog           6,216    2,987    4,789       --       --       --       --      --      --      17    2,744    5,868
                     ------   ------   ------   ------   ------   ------   ------  ------  ------  ------   ------   ------
     Total           16,402   31,788   40,370   28,919   33,947   29,360   28,817  33,401  30,116  30,104   43,077   39,243

 Collection $
   (000's)
   Ongoing            7,092   12,343   12,568   14,349   13,503   12,436   12,531  11,613  11,738  11,215   14,556   12,190
   Backlog            1,561    1,112       --       --       --       --       --      --       9     156      128      626
                     ------   ------   ------   ------   ------   ------   ------  ------  ------  ------   ------   ------
     Total            8,653   13,455   12,568   14,349   13,503   12,436   12,531  11,613  11,747  11,371   14,684   12,816

  Fees Earned
    (000's)
   Ongoing              239      370      412      637      721      651      709     631     681     729      922      733
   Backlog              155      137       --       --       --       --       --      --       1      11        9       46
                     ------   ------   ------   ------   ------   ------   ------  ------  ------  ------   ------   ------
     Total              394      507      412      637      721      651      709     631     682     740      931      778

 Average Fee %
    Ongoing             3.3%     3.0%     3.3%     4.4%     5.3%     5.2%     5.7%    5.4%    5.8%    6.4%     6.3%     6.0%
    Backlog             9.9%    12.3%      --       --       --       --       --      --    11.0%    7.1%     7.0%    13.7%

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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                 2000                      1999                                   1998                  1997
                       ------------------------  -------------------------------   ---------------------------------  -------
                               QUARTER                   QUARTER                                 QUARTER              QUARTER
                       ------------------------  -------------------------------   ---------------------------------  -------
                       Third    Second   First   Fourth   Third   Second   First   Fourth    Third    Second   First   Fourth
      UMY
   Number of
Accounts  Accepted
 for Collection:       44,968   12,194   15,642   6,937    3,315   10,987  14,626   26,024   31,861   22,130   27,399  27,177

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)            26,289    9,826    9,090   2,598    1,465    4,513   7,281   12,282    11,66   12,370   14,294  14,543

 Collection $
    (000's)               780      682      401     186      264      917     930    1,321    2,282    2,653    2,305   1,994

  Fees Earned
    (000's)               111      107       71      39       45      109     139      150      232      263      270     196

 Average Fee %           14.2%    15.7%    17.7%   21.0%    17.0%    11.9%   14.9%    11.4%    10.2%     9.9%    11.8%    9.8%

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

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                --------------------  -------------------
                                                   2000       1999      2000        1999
                                                ---------  ---------  --------    -------
Revenue                                            100%       100%      100%        100%
                                                ---------  ---------  --------    -------
Wages and benefits.............................    69         61         75         65
Selling, general and administrative............    25         14         24         17
Depreciation and amortization..................     5          3          5          3
Office, vehicle and equipment rental...........     5          7          5          4
Professional fees..............................     2          2          2          2
Interest, net, and other (income) expense......     1          4          2          3
Provision for doubtful accounts................    --         --         --          1
                                                 ----       ----       ----       ----
Total expenses.................................   109         91        112         95
                                                 ----       ----       ----       ----
Net income (loss) from continuing operations...    (9)        (9)       (12)         5
Loss from discontinued operations - AHO........    --        (15)        --        (81)
                                                 ----       ----       ----       ----
Net loss.......................................    (9%)       (6%)      (12%)      (76%)
                                                 ====       ====       ====       ====

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 TO THE QUARTER ENDED SEPTEMBER 30, 1999

         REVENUES decreased $224,947, or 29% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $239,000 in the current quarter decreased by $480,000 compared to the same quarter of 1999. During the current quarter, WHCHBD claims provided revenue of $116,000 compared to $518,000 during the same quarter of 1999. This decrease is due to the previously announced fifty percent fee reduction effective for WHCHBD claims with dates of service on and after October 1, 1999. On May 8, 2000, the Company received official notice of termination of the WHCHBD contract. Claim transmissions from this contract terminated effective June 30, 2000. This contract accounted for approximately 37%, 63%, 36% and 63% of total consolidated revenues during the nine-month period ended September 30, 2000, and for the years ended December 31, 1999, 1998, and 1997, respectively. This contract provided revenue of $5,000 during the month of October, 2000. Management estimates that revenue from this contract will rapidly ramp down through the remainder of the year. WHC Physician Billing Department ("WHCPBD") claims provided revenue of $000 compared to $139,000 during the same quarter of 1999. This decrease is due to the previously announced termination of claim transmissions from the WHC Department of Emergency Medicine contract effective November 1, 1999 and from the WHC Department of Women's Services contract effective October 1, 1999. Other customer claims provided revenue of $123,000 compared to $62,000 during the same quarter of 1999. Of this current quarter revenue, $84,000 was generated from one customer.

o Backlog Accounts Receivable Management Services revenue of $155,000 in the current quarter increased $155,000 compared to the same quarter of 1999 all of which was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico.


o Collection Agency Services revenue of $111,000 in the current quarter increased by $66,000 compared to the same quarter of 1999. Six customers provided $101,000 or 91% of the current quarter revenue. Twenty-five customers provided the balance of the current quarter revenue.

o UMClaimPros revenue of $9,000 in the current quarter decreased by $9,000 compared to the same quarter of 1999 primarily due to decreased utilization at two of three UMClaimPros customers.

     WAGES AND BENEFITS expense decreased $88,000 or 19% primarily due to reduced headcount as a result of the aforementioned decrease in revenues. During the current quarter, total monthly employee headcount averaged 42 compared to 47 during the same quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE expense increased $33,000 or 30% primarily due to travel and lodging expense for Pampa employees traveling to Dallas for training, and rebillable contract labor costs related to programming and consulting services for new customers.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $20,000 or 41% primarily due to the corporate office space reduction whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. UMC will move from its current Dallas Location in November. This move will result in a decrease in monthly rent expense of approximately $6,700.

     OTHER EXPENSES decreased $16,000 or 100% due to a one-time accrual in 1999 of $26,000 related to certain AHO obligations partially offset by one-time income related to a note receivable and corresponding deferred income as reported on the June 30, 1999 balance sheet.

     LOSS FROM DISCONTINUED OPERATIONS - AHO decreased $115,000 or 100% due to the deconsolidation of AHO on October 14, 1999 in conjunction with AHO's filing of a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES decreased $761,000 or 31% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,021,000 in the current nine-month period decreased by $1,060,000 compared to the same period of 1999. During the current nine-month period, WHCHBD claims provided revenue of $625,000 compared to $1,589,000 during the same period of 1999. This decrease is due to the previously announced fifty percent fee reduction effective for WHCHBD claims with dates of service on and after October 1, 1999. WHCPBD claims provided revenue of $24,000 compared to $402,000 during the same nine-month period of 1999. This decrease is due to the previously announced termination of claim transmissions from the WHC Department of Emergency Medicine contract effective November 1, 1999 and from the WHC Department of Women's Services contract effective October 1, 1999. Other customer claims provided revenue of $370,000 compared to $88,000 during the same nine-month period of 1999. Of this current nine-month period revenue, $285,000 was generated from one customer.

o Backlog Accounts Receivable Management Services revenue of $293,000 in the current nine-month period increased $293,000 compared to the same nine-month period of 1999 of which $248,000 was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico, and $45,000 was due to the credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. As of the date of this filing, the credit balance resolution project has been completed.

o Collection Agency Services revenue of $289,000 in the current nine-month period decreased by $2,000 compared to the same nine-month period of 1999. During the current nine-month period, Presbyterian Healthcare System ("PHS") accounts provided no revenue compared to $170,000 during the same nine-month period of 1999 due to the previously announced termination of account placements. $243,000 or 84% of the current nine-month period revenue was provided by six customers. The balance of the current nine-month period revenue was provided by thirty-two customers.

o UMClaimPros revenue of $44,000 in the current nine-month period decreased by $34,000 compared to the same nine-month period of 1999 primarily due to decreased utilization at two of three UMClaimPros customers.

     WAGES AND BENEFITS expense decreased $323,000 or 20% primarily due to reduced headcount as a result of the aforementioned decrease in revenues. During the current nine-month period, total monthly employee headcount averaged 43 compared to 55 during the same period of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE expense decreased $18,000 or 4% primarily due to decreased telephone, postage and print expense as a result of the aforementioned decrease in revenues.

     DEPRECIATION AND AMORTIZATION expense increased $7,000 or 9% primarily due to the full current nine-month period effect of amortization expense related to assets recorded on June 2, 1999 under a capital lease.

     OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $36,000 or 30% primarily due to the aforementioned corporate office space reduction.

     INTEREST, NET decreased $12,000 or 32% due to the balance of net cash employed under the Company's factoring agreement being less then funds borrowed under the Company's previous credit facility, partially offset by increased interest rates.

     PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $17,000 or 72% primarily due to reserves totaling $21,000 required during the same nine-month period of 1999 for an insolvent and subsequently terminated customer partially offset by smaller reserves required during the current nine-month period due largely to a previously disclosed termination of a customer contract.

     LOSS ON CAPITAL LEASE ROLLOVER FINANCING decreased $8,000 or 100% due to the one-time nature of the loss during the same nine-month period of 1999.

     LOSS FROM DISCONTINUED OPERATIONS - AHO decreased $1,997,000 or 100% due to the deconsolidation of AHO on October 14, 1999 in conjunction with AHO's filing of a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's liquid assets, consisting of cash, totaled $26,000 compared to $122,000 at December 31, 1999. For continuing operations, the working capital deficit was $254,000 and $199,000 at September 30, 2000 and December 31, 1999, respectively.

     Operating activities from continuing operations during the current nine-month period provided cash of $59,000, compared to cash of $274,000 provided by operating activities during the same period of 1999. This decline in the current nine-month period is primarily due to increased losses as a result of the 31% decline in revenues (from the previously disclosed termination and restructuring of significant customer contracts) only partially offset by a 20% decline in wages and benefits expense. Wage expense was not reduced in proportion to the decline in revenues in anticipation of the requirement for experienced employees relative for new customer contracts in various stages of implementation throughout the current nine-month period.

     No cash was expended on operating activities from the discontinued operations of AHO during the current nine-month period compared to cash of $310,000 used for the discontinued operations of AHO during the same nine-month period of 1999.

     Cash expenditures of $153,000 and 42,000 was expended for the Pampa building and improvements, and for computer and other equipment purchased for the Pampa office respectively during the current nine-month period compared to $11,000 used during the same period of 1999 for the purchase of equipment.

     Financing activities during the current nine-month period provided cash of $40,000 and consisted of monthly promissory note installment payments totaling $38,000, principal payments on capital lease obligations totaling $59,000, and a mortgage note on the Pampa building in the amount of $137,000. Cash of $40,000 provided by financing activities in the current nine-month period compares favorably to the cash of $15,000 used in the same nine-month period of 1999 which consisted primarily of net borrowing of $80,000 offset by principal payments on borrowings and capital lease obligations of $95,000.

     During the current nine-month period, cash flow from operations was not adequate to cover all working capital and liquidity requirements. The Company was dependent on its cash reserves existing at December 31, 1999. Not withstanding the aforementioned PEDC incentive agreement, as a result of the aforementioned loss of the WHCHBD contract, management continues to anticipate the possibility that cash requirements could exceed cash on hand and cash to be generated from operating activities, if any. These possible periods of liquid deficiency are attributed to the current cash shortage due to the prior use of cash to support AHO up to its discontinuance of operations as well as the reduction of revenues from significant customers as previously disclosed.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER         DESCRIPTION OF EXHIBIT

    10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development Corporation

    27             Financial Data Schedule

    99.1           Safe Harbor Compliance Statement for Forward-Looking
                   Statements

    (B) Reports on Form 8-K:

        The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000:

        Item Reported: Announcement of the purchase of Pampa Operations Center Date of report: September 5, 2000
        Financial statements filed: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By:  /s/ Nathan Bailey                             Date: November 10, 2000
     ------------------------------                      -----------------
     Nathan Bailey
     Corporate Controller
     (Principal Accounting Officer)

                                 INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
-------         ----------------------
  10.40         Forgivable Loan Agreement by and between the Registrant and the
                Pampa Economic Development Corporation

  27            Financial Data Schedule

  99.1          Safe Harbor Compliance Statement for Forward-Looking Statements