Form 10-K
period 2000-12-31
UNITED MEDICORP INC
filed 2001-04-02
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 926-4950

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                             -----------------------------------------
           NONE                                                        NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
           -----------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    .
                           ----

         As of March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $359,180 based on the last sales price of $0.02 per share of such stock on March 16, 2001. As of March 31, 2001 there were 28,710,217 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                     PART I

ITEM 1.      Business....................................................................................    3
ITEM 2.      Properties..................................................................................    9
ITEM 3.      Legal Proceedings...........................................................................    9
ITEM 4.      Submission of Matters to a Vote of Securities Holders.......................................    9

                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................   10
ITEM 6.      Selected Consolidated Financial Data........................................................   11
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......   12
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   23
ITEM 8.      Financial Statements and Supplementary Data.................................................   23
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   23

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant..........................................   23
ITEM 11.     Executive Compensation......................................................................   24
ITEM 12.     Securities Ownership of Certain Beneficial Owners and Management............................   26
ITEM 13.     Certain Relationship and Related Transactions...............................................   27

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   28
Signatures   ............................................................................................   32

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation. Effective June 30, 1999, the Company discontinued the operations of AHO. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy code. On November 16, 1999, the Chapter 7 bankruptcy 341 creditors' meeting was held. Unless the context indicates otherwise, references herein to the Company include UMC and its operating subsidiary UMY, and exclude AHO.

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

         The Company also has in the past provided interim staffing services under the name style "UMClaimPros." This service line was introduced by the Company in December 1994. UMClaimPros were experienced claims processors available for customers' interim staffing needs.

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

         Submission of claims for services that were not provided as claimed, or which violate the regulations, may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. Such actions have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as UMC and its customers, may become the subject of a federal or state investigation, may ultimately be required to defend a false claim action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

         ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a semi-weekly, weekly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 57%, 86% and 68% of total revenue in 2000, 1999 and 1998, respectively.

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

         COLLECTION AGENCY SERVICES: These services involve collections of either (a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 25%, 11% and 22% of total revenue in 2000, 1999 and 1998, respectively.

         UMCLAIMPROS: The Company began providing interim staffing services under the UMClaimPros label in December, 1994. UMClaimPros are experienced billing and collection personnel who are employed by UMC and placed on temporary assignments in hospital and physician business offices. Currently, the UMClaimPros service is only offered in the Pampa area.

         FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 4 to 20 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 5.5 to 10 percent of the amounts collected, while Collection Agency services are priced at 8 to 35 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.



                          SOFTWARE AND DATA PROCESSING

         The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2000, 1999 and 1998, the Company accepted for processing approximately 246,000, 222,000 and 352,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

         The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly by the Company to the third party payor or through any one of several insurance claim clearinghouses used by the Company. The clearinghouses then format and electronically transmit the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing, customer reporting, claims tracking and collection functions during 2001 and thereafter in order to satisfy unique customer requirements.

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

               TRANSITION FROM PROFESSIONAL EMPLOYER ORGANIZATION

         Effective, December 26, 2000, UMC discontinued its agreement with Administaff, Inc., a professional employer organization ("PEO") whereby Administaff was the employer of record for all UMC employees. UMC has resumed all payroll and human resource functions internally as of the cancellation date. The cost savings to UMC as a result of the discontinuation of the agreement are approximately 7% of gross payroll cost.

                                INDUSTRY SEGMENTS

         Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management and other healthcare related ancillary business office services. UMY provides customer service functions, payment monitoring, early out and bad debt account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similar nature of the medical claim and patient account collection services, nature of the information technology and human resource production processes and service delivery methodologies, and the health care industry customer base of both UMC and UMY.

                            PATENTS AND TRADE SECRETS

         As has been typical in software-intensive industries, the Company does not hold any patents. The Company believes that patent protection is of less importance in an industry characterized by rapid technological change than the expertise, experience and creativity of the Company's product development personnel. Employees of the Company are required to sign non-disclosure agreements. The Company relies on these agreements, its service contracts with customers, and consulting agreements to protect its proprietary software, and to date, has had no indication of any material breach of these agreements.

                                    EMPLOYEES

         At March 15, 2001, the Company had 68 full time, and 4 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or organizational attempts.

ITEM 2. PROPERTIES

On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its new operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage includes an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 9.0 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total cost of the building and improvements at December 31, 2000 was $159,000. The company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

         UMC moved out of the previous corporate office and operations center located in Dallas, on November 15, 2000. The company completed the transition of the operations center to Pampa, and moved its corporate offices to a 937 square foot office space in Garland, Texas at that time. The company signed a 36-month lease on the office space in Garland, with a lease term from December 1, 2000 through November 30, 2003. Lease payments are scheduled for $703 per month during the first year, $776 per month during the second year, and $885 per month during the third year of the lease term. The company has the option of terminating the lease after the first year, with 90 days written notice. This move resulted in a reduction of monthly lease expense of approximately $6,800. Management believes that its facilities are well located and are in good condition.

ITEM 3. LEGAL PROCEEDINGS

         At and for the year ended December 31, 2000 and through March 15, 2001, the Company has not been a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for a vote during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 15, 2001, there were approximately 1,070 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

         The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     YEAR ENDED DECEMBER 31, 2000                          HIGH             LOW
     ----------------------------                       ----------      -----------
         Fourth quarter                                 $     0.030     $     0.010
         Third quarter                                        0.038           0.020
         Second quarter                                       0.063           0.020
         First quarter                                        0.060           0.010
                                                        -----------     -----------
         2000 annual average                                  0.048           0.015

     YEAR ENDED DECEMBER 31, 1999
     ----------------------------
         Fourth quarter                                 $     0.030     $     0.015
         Third quarter                                        0.050           0.011
         Second quarter                                       0.100           0.050
         First quarter                                        0.090           0.050
                                                        -----------     -----------
         1999 annual average                                  0.067           0.031

     YEAR ENDED DECEMBER 31, 1998
     ----------------------------
         Fourth quarter                                 $     0.090     $     0.052
         Third quarter                                        0.094           0.040
         Second quarter                                       0.130           0.050
         First quarter                                        0.125           0.030
                                                        -----------     -----------
         1998 annual average                                  0.110           0.043

         The last reported sales price of the Common Stock as reported on the OTCBB, on March 16, 2001 was $0.02 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2000. The financial data presented for each of the five fiscal years has been derived from audited financial statements.

                                                                         YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                             2000               1999               1998               1997              1996
                                         ------------       ------------       ------------       ------------      ------------
STATEMENTS OF OPERATIONS DATA
Revenues                                 $  2,297,797       $  3,158,341       $  4,178,009       $  2,803,001      $  2,025,338


Wages and benefits                          1,654,666          2,070,936          2,664,694          1,900,182         1,171,721

Selling, general and administrative           520,507            614,688            815,431            492,607           422,119
Depreciation and amortization                 115,295            117,568             87,265            106,783           105,638

Professional fees                              42,835             68,788             44,784             54,188            78,813

Other                                         163,426            247,845            166,922             88,492           127,833
                                         ------------       ------------       ------------       ------------      ------------
Net income (loss) from
     continuing operations                   (198,932)            38,516            398,913            160,749           119.214

Loss from discontinued
     operations-AHO                                --           (994,113)          (230,967)                --                --

Gain on disposal of discontinued
     operations-AHO                                --            178,426                 --                 --                --
                                         ------------       ------------       ------------       ------------      ------------
Net income (loss)                        $   (198,932)      $   (777,171)      $    167,946       $    160,749      $    119,214

Basic earnings (loss) per common
     share (1):

     Continuing operations               $    (0.0069)      $     0.0013       $     0.0142       $     0.0059      $     0.0045
     Discontinued operations-AHO                   --            (0.0283)           (0.0082)                --                --
                                         ------------       ------------       ------------       ------------      ------------
     Net income (loss)                   $    (0.0069)      $    (0.0270)      $     0.0060       $     0.0059      $     0.0045

Weighted average shares
      outstanding                          28,710,217         28,739,332         27,910,217         27,178,504        26,310,217

----------

(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has retroactively restated all periods presented.

                                                                         AS OF DECEMBER 31,
                                          -----------------------------------------------------------------------------
                                             2000            1999             1998             1997             1996
                                          ----------     ------------     ------------      ----------       ----------
BALANCE SHEET DATA
Working capital (deficit)                 $ (225,830)    $   (198,749)    $   (747,984)     $  331,552       $  104,903
Net intangible assets                             --               --               --              --            1,209
Net assets of
    discontinued operations-AHO                   --               --        1,251,119              --               --
Total assets                                 512,154          598,941        2,004,373       1,005,600          523,647
Long term debt including
    capital leases                           357,484          110,070           44,973          84,368          100,344
Total debt including capital leases          489,838          238,205          312,587         137,539          137,206
Net liabilities of
    discontinued operations-AHO                   --               --          733,403              --               --
Total liabilities                            775,455          663,310        1,321,571         558,169          396,452
Total stockholders' equity (deficit)        (263,301)         (64,369)         682,802         447,431          127,195

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

         UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2000, 1999 and 1998, approximately 82%, 91% and 89% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

         The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                      2000                               1999                              1998
                        --------------------------------  ---------------------------------  --------------------------------
                                    QUARTER                             QUARTER                          QUARTER
                        --------------------------------  ---------------------------------  --------------------------------
                        Fourth   Third   Second   First   Fourth  Third    Second    First   Fourth  Third    Second   First
                        ------   ------  ------   ------  ------  ------   ------    ------  ------  ------   ------   ------
       UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing             12,637   12,774  38,702   44,311  40,118  53,655   47,525    45,265  48,722  48,162   49,742   89,317
    Backlog              3,252    9,135  10,928    2,219      --      --       --        --      --      1        72    8,518
                        ------   ------  ------   ------  ------  ------   ------    ------  ------  ------   ------   ------
     Total              15,889   21,909  49,630   46,530  40,118  53,655   47,525    45,265  48,722  48,163   49,814   97,835

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing             10,571   10,186  28,801   35,581  28,919  33,947   29,360    28,817  33,401  30,116   30,087   40,333
    Backlog              1,777    6,216   2,987    4,789      --      --       --        --      --      --       17    2,744
                        ------   ------  ------   ------  ------  ------   ------    ------  ------  ------   ------   ------
     Total              12,348   16,402  31,788   40,370  28,919  33,947   29,360    28,817  33,401  30,116   30,104   43,077

 Collection $
    (000's)
    Ongoing              3,730    7,092  12,343   12,568  14,349  13,503   12,436    12,531  11,613  11,738   11,215   14,556
    Backlog              1,636    1,561   1,112       --      --      --       --        --      --       9      156      128
                        ------   ------  ------   ------  ------  ------   ------    ------  ------  ------   ------   ------
     Total               5,366    8,653  13,455   12,568  14,349  13,503   12,436    12,531  11,613   1,747   11,371   14,684

  Fees Earned
    (000's)
    Ongoing                132      239     370      412     637     721      675       771     631     681      729      922
    Backlog                123      155     137       --      --      --       --        --      --       1       11        9
                        ------   ------  ------   ------  ------  ------   ------    ------  ------  ------   ------   ------
     Total                 255      394     507      412     637     721      675       771     631     682      740      931

 Average Fee %
    Ongoing               3.5%     3.3%    3.0%     3.3%     4.4%    5.3%     5.4%      6.2%    5.4%    5.8%     6.4%     6.3%
    Backlog               7.5%     9.9%   12.3%       --      --      --       --        --      --    11.0%     7.1%     7.0%

         For Ongoing claims, there is typically a time lag of approximately 30 to 90 days from contract execution to complete development of system interfaces and definition of procedural responsibilities with customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Once the customer begins transmitting claims to the Company, there is usually a time lag of 30 to 90 days between transmission of claims to third party payors and collection of those claims from payors.

         The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized for UMY.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                      2000                                 1999                               1998
                        ---------------------------------   ---------------------------------   ---------------------------------
                                     QUARTER                             QUARTER                             QUARTER
                        ---------------------------------   ---------------------------------   ---------------------------------
                        Fourth   Third    Second   First    Fourth    Third   Second   First    Fourth   Third    Second   First
                        ------   ------   ------   ------   ------    -----   ------   ------   ------   ------   ------   ------
      UMY
      ---
     Number of
Accounts  Accepted
   for Collection:      39,046   44,968   12,194   15,642    6,937    3,315   10,987   14,626   26,024   31,861   22,130   27,399

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)             25,767   26,289    9,826    9,090    2,598    1,465    4,513    7,281   12,282   11,664   12,370   14,294

 Collection $
    (000's)              2,675      780      682      401      186      264      917      930    1,321    2,282    2,653    2,305

  Fees Earned
    (000's)                276      109      106       72       39       45      110      137      150      232      263      270

 Average Fee %            10.3%    14.0%    15.5%    18.0%    21.0%    17.0%    12.0%    14.7%    11.4%    10.2%     9.9%    11.8%

         For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer. In many cases, collection accounts are transferred to UMY via hard copy media, which requires UMY employees to manually enter collection account data into the UMY system. Collection fee percentages charged to the customer vary depending on the service provided the age and average balance of accounts.

                              SIGNIFICANT CUSTOMERS

         During 2000, 76% of revenue was earned from three customers: the Washington Hospital Center ("WHC"), Presbyterian Healthcare Services ("PHS") of New Mexico, and Inova Health Systems ("Inova"). WHC provided revenue totaling $657,426 or 28% of total revenue. Of this, 96% was from the Ongoing Accounts Receivable Management service contract, as amended, entered into in 1992, and 4% related to a physician billing contract, as amended, entered into in May, 1997. PHS provided revenue totaling $710,893 or 31% of total revenue. Of this, 52% was from Backlog Accounts Receivable Management Services, 32% was from Collection Agency Services, and 16% was from Ongoing Accounts Receivable Management Services. Inova provided revenue totaling $373,724 or 16% of total revenue. All of the Inova revenue was from Ongoing Accounts Receivable Management Services.

         During 1999, $2,486,000 or 79% of revenue was earned from WHC. Of this WHC revenue, 63% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, and 16% related to a physician billing contract amendment entered into in May, 1997.

         During 1998, 89% of revenue was earned from two customers: the WHC and Presbyterian Healthcare System of Dallas("PHSD"). WHC provided revenue totaling $2,740,000, or 66% of total revenue. Of this WHC revenue, 65% was provided as a result of the Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, and 35% related to a physician billing contract amendment entered into in May, 1997. PHSD provided revenues, primarily under various early out and bad debt collection contacts entered into in 1997, totaling $985,000, or 23% of total revenue. Of this PHSD revenue, 87% was provided from Collection Agency services, and 13% was provided from UMClaimPros services.


                          LOSS OF SIGNIFICANT CUSTOMERS

         On May 8, 2000, the Company was officially notified by WHC that claim transmissions from the Hospital Billing contract would terminate effective June 30, 2000. Revenue from this contract was generated through July 31, 2000 consistent with revenues generated on a monthly basis through June 30, 2000, and thereafter, ramped down through and terminated December 31, 2000. Revenue from this contract accounted for approximately 28%, 52%, and 36% of total consolidated revenues during 2000, 1999, and 1998, respectively.

         In September, 1999, the Company was informally notified by WHC that claim transmissions from the Department of Emergency Medicine ("WHCDEM") would terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Revenue from this contract was generated through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and will terminate on or about April 30, 2000. Revenue from this contract accounted for approximately 1%, 7% and 6% of total revenue during 2000, 1999 and 1998, respectively. It is management's understanding that this decision was related to changes in the outsourcing strategy of WHCDEM that included combining the outsourced claims management services with coding services not offered by UMC, and other factors.

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

      On March 15, 1999, the Company was formally notified by PHSD that it had not been selected to provide continuing collection agency services. The Company was informed that this decision was the result of the merger of PHS with another health care system and was in no way related to the quality of the services provided by the Company to PHS. The Company received weekly account placements through May 4, 1999, and generated its last revenue from PHS in August 1999. Revenue from this contract accounted for approximately 4% and 23% of total revenue during 1999 and 1998, respectively. See subsequent section herein entitled "Management's Plan With Regard to Lost Revenues".

         INCENTIVE FINANCING RELATIVE TO RELOCATION OF OPERATIONS CENTER

         During 1999 and the first seven months of 2000, UMC had experienced increasing difficulty in recruiting and retaining medical billing and collection staff in the Dallas area. This situation was the result of low unemployment and strong competition from nearby major hospitals and physician groups for experienced staff. Low unemployment and escalating competition for qualified staff had resulted in an overall increase in hourly wage rates and turnover.

         Effective July 28, 2000, UMC executed an Economic Development and Incentive Agreement (the "Agreement"), with the Pampa Economic Development Corporation ("PEDC"), included as Exhibit 10.39 to this Form 10-K and incorporated herein by reference. Management entered into this Agreement in order to: (a) create a new expense paradigm which includes reduced hourly wages expense, (b) access a pool of applicants who are believed to be capable of rapidly assimilating training in the job skills related to UMC's business, and
(c) put into place a facility with 20,000 square feet of space at a cost far below that which would be incurred in the Dallas area.

         In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

         (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year.

         (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (e) an incentive payment of $10,000 which has been paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

         (f) PEDC will guarantee up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of an operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

         On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. As of March 15, 2001 UMC had 66 full time, and 3 part time employees at its Pampa operations center.

         There can be no assurance that UMC will be successful in: (a) continuing to meet the aforementioned initial minimum employment requirements to trigger incentive payments, (b) maintaining the minimum employment requirements to prevent triggering the aforementioned claw back provision, (c) averting a default to its Lender or discontinuing its operations in Pampa within five years to prevent PEDC from being released from paying any and all unpaid annual payments to UMC relative to the aforementioned terms of the PEDC Agreement.


                            FORGIVABLE LOAN AGREEMENT

         During the first 60 days of operation in Pampa, UMC experienced difficulties with its data communications from Pampa to Dallas. This resulted in reduced productivity in Pampa, delays in revenue generation, and unexpected costs in diagnosing and managing data communication. In addition UMC expended $11,964 for moving expenses and $92,110 in capital expenditures to prepare the Pampa building for operations. Due to the effect of these issues, UMC developed a need for additional working capital. As a result, UMC executed a Forgivable Loan Agreement with the PEDC on October 31, 2000 (included as Exhibit 10.40 to this Form 10-K, and incorporated herein by reference). Pursuant to the Forgivable Loan Agreement, the PEDC loaned UMC $50,000, as an advance against scheduled incentive payments for 2000 and 2001. The principal amount of the loan will be due and payable or forgivable based on the terms and conditions of the Economic Development and Incentive Agreement executed with the PEDC on July 28, 2000. The loan bears interest of 9.5% per annum, which is not forgivable. Interest on the unpaid principal amount of the loan is due and payable at the end of each calendar quarter.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

         As a result of the aforementioned changes within its customer base, management has taken certain actions (in addition to executing the Economic Development Incentive agreement with the PEDC), in an attempt to better position the Company. These actions include, but are not limited to


o The Company restructured its sales organization to improve focus on the Texas market and increase the emphasis on services provided by UMY.

o A medical claims management contract for ongoing claims was executed on October 31, 2000 with a hospital located in South Texas. This contract is fully implemented and began generating revenue in February 2001.

o A medical claims management contract for ongoing claims was executed on March 1, 2001 with a hospital located in Dallas, Texas. This contract is expected to begin generating revenue in May 2001.

o On November 15, 2000 UMC moved it corporate office from its previous 6,836 square foot office space in Dallas, to a 937 square foot office space in Garland, Texas, resulting in a monthly expense reduction of approximately $6,800.

o Effective December 26, 2000, UMC discontinued its agreement with Administaff, Inc., a professional employer organization ("PEO") whereby Administaff was the employer of record for all UMC employees. UMC has resumed all payroll and human resource functions internally as of the cancellation date. The cost savings to UMC as a result of the discontinuation of the agreement is approximately 7% of gross payroll cost.

o Management is evaluating new service lines to complement its traditional medical claims processing and accounts receivable management services. Possible new service lines include a focus on healthcare consumerism and healthcare e-business leveraging the Company's industry experience and technological infrastructure.

         Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining new business and producing incremental profits and cash flow.

         If management is unable to successfully develop and implement new profitable customer contracts and new service lines or align expenses with future cash requirements, it will be required to adopt alternative strategies, which may include but are not limited to actions such as reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                        Percentage of Revenues
                                                                   -------------------------------
        Year ended December 31,                                    2000         1999         1998
        -----------------------------------                        -----        -----        -----
        Revenue .............................................      100.0%       100.0%       100.0%
                                                                   -----        -----        -----

        Wages and benefits ..................................       72.0         65.6         63.8
        Selling, general and administrative .................       22.7         19.5         19.5
        Office and equipment rental .........................        4.2          4.5          3.1
        Depreciation and amortization .......................        5.0          3.7          2.1
        Interest, net, and other income .....................        1.7          2.3          0.2
        Professional fees ...................................        1.9          2.2          1.1
        Provision for doubtful accounts .....................        1.2          1.0          0.7
                                                                   -----        -----        -----
        Total expenses ......................................      108.7         98.8         90.5
                                                                   -----        -----        -----

        Income (loss) from continuing operations ............       (8.7)         1.2          9.5
        Loss from discontinued operations-AHO ...............         --        (31.4)        (5.5)
        Gain on disposal of discontinued operations-AHO .....         --          5.6           --
                                                                   -----        -----        -----
        Net income (loss) ...................................       (8.7)%      (24.6)%        4.0%
                                                                   =====        =====        =====

                              2000 COMPARED TO 1999

         REVENUES decreased $860,544 or 27% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,153,000 in 2000 decreased by $1,567,000 compared to 1999 primarily due to effect of the aforementioned loss of the WHC contract. On October 31, 2000 UMC executed a medical claims management contract with a hospital located in South Texas. This contract is fully implemented and began generating revenue in February 2001. On March 1, 2001, UMC executed a medical claims management contract for ongoing claims coding, billing and collection services with a hospital in Dallas, Texas. This contract is expected to begin generating revenue in May 2001. Assuming that there are no other significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2000, Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $1.5 million in 2001.

o Backlog Accounts Receivable Management Services revenue of $415,000 in 2000 increased by $415,000 compared to 1999 of which $370,000 was due to a medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. Assuming that there are no significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2000, Backlog Accounts Receivable Management Services will generate revenues from such customers of approximately $150,000 in 2001.

o Collection Agency Services revenue of $563,000 in 2000 increased by $231,000 compared to 1999 of which $227,000 is due to a collection agency services contract executed October 13, 2000. Assuming that there are no significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2000, Collection Agency Services will generate revenues from such customers of approximately $1.3 million in 2001.

o Other revenue of $63,000 in 2000 increased by $50,000 compared to 1999 which was primarily due to contract programming services provided to a customer in 2000.

o UMClaimPros revenue of $58,000 in 2000 decreased by $35,000 compared to 1999 primarily due to the discontinuation of UMClaimPro service utilization by two customers in 1999.

         WAGES AND BENEFITS expense decreased $416,000 or 20% primarily due to headcount reductions through attrition during the first months of 2000, and the gradual transition of jobs from Dallas to the new operations center in Pampa. As of March 15, 2001, UMC had a total of 66 full time and 3 part time employees in Pampa, and 2 remaining in Dallas. Due to discontinuing the outsourcing of payroll and human resource functions, the lower cost of human resources in Pampa as compared to Dallas, and assuming no significant change in the Company's core services, management expects that wages and benefits should be approximately 60% of revenues in 2001 compared to 72% of revenues in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense decreased $94,000 or 15% primarily due to expense reductions in conjunction with the aforementioned revenue reductions. Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 20% of revenues.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $45,000 or 32% primarily due to the August 2, 1999 office space reduction option exercised by the Company whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. In November of 2000, the Company negotiated the early termination of its lease agreement for 6,836 square feet of office space in Dallas, and moved it corporate offices to a 937 square foot space in Garland, Texas, resulting in a monthly expense reduction of approximately $6,800. The company has two leased automobiles, which will reach the end of their lease terms in March and April of 2001, at which time management intends to exercise the Company's purchase options for the vehicles. Based on these changes, management expects lease and rental expense to be less than 1% of revenues in 2001.

         DEPRECIATION AND AMORTIZATION expense decreased $2,000 or 1.7% in 2000. Management expects depreciation and amortization expense to remain at approximately 5% of revenues in 2001.

         PROFESSIONAL FEES expense decreased $26,000 or 38% primarily due to decreased audit fees allocated to UMC in 2000 as compared to 1999 and $10,000 in expense related to capital raising efforts throughout 1999.

         INTEREST, NET decreased $7,000 or 15% primarily due to the balance of net cash employed under the Company's factoring agreement being less than funds borrowed under the Company's previous credit facility, partially offset by increased interest rates.

         OTHER EXPENSE decreased $26,000 primarily due to accruals related to AHO and a loss on the rollover financing of the Company's IBM AS/400 during 1999. These expenses were non-recurring.


LIQUIDITY AND CAPITAL SOURCES

         At December 31, 2000, the Company's liquid assets, consisting of cash, totaled $8,000 compared to $122,000 at December 31, 1999. The working capital deficit was ($226,000) and ($199,000) at December 31, 2000 and December 31, 1999, respectively. Working capital decreased primarily due the net operating loss for the year ended December 31, 2000, which was partially offset by incentives received pursuant to the Economic Development and Incentive Agreement.

         Cash flow from operations in 2000 used cash of $162,000, compared to $271,000 cash provided in operating activities from continuing operations in 1999. This decrease is primarily due to reduction of the following accrued liabilities: accrued office relocation expenses (75,000); reversal of prior year accrued dealer commissions (36,000); accrued audit fees (13,000); accrued expense related to AHO (12,000); accrued payroll and benefit expenses (19,000); property taxes and other miscellaneous accruals (14,000) and a net operating loss of $199,000 for the year 2000. In 2000, cash flow from continuing operations was supplemented by incentives received from the Pampa Economic Development Commission to cover working capital and liquidity requirements for continuing operations.

         Investing activities in 2000 consisted of the purchases of furniture, fixtures and equipment, and a building which serves as the Company's new operations center in Pampa. Total cash used for investments was $213,000, of which $54,000 was used for the purchase of furniture, fixtures and equipment, and $159,000 was for the purchase of the building, and subsequent improvements thereto. Total cash used in investing activities during 1999 was $15,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

         Financing activities in 2000 consisted of borrowings under a real estate lien note for the purchase of the Pampa operations center, and transaction and improvement costs in the amount of $137,000; borrowings under a bank note payable totaling $12,500; Deferred incentive income totaling $192,000 received pursuant to the Economic Development and Incentive Agreement; a forgivable loan from the Pampa Economic Development Corporation in the amount of $50,000; and principal payments on capital lease obligations and notes payable which used cash of $130,000.

         On December 28, 1999, the Company executed a $500,000 recourse factoring agreement which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and is personally guaranteed by Peter Seaman, Chairman and CEO. Other significant terms of the factoring agreement include recourse for invoices remaining unpaid at 90 days, interest at prime plus 2.5%, and a factoring fee of 1% of the face value of each invoice.

         Management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's factoring agreement, incentives under the Economic Development and Incentive Agreement, capital lease and other potential financing should be sufficient to support projected growth in revenues through fiscal 2001.

                              1999 COMPARED TO 1998

         REVENUES decreased $1,020,000 or 24% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $2,720,000 in 1999 decreased by $137,000 compared to 1998 primarily due to effect of the aforementioned loss and restructuring of significant WHC contracts.

o Collection Agency Services revenue of $332,000 in 1999 decreased by $583,000 compared to 1998 primarily due to the aforementioned loss of the PHSD contact. Revenue in 1999 from PHSD was $112,000 compared to $854,000 in 1998.

o Other revenue of $14,000 in 1999 decreased by $99,000 compared to 1998 primarily due to decreased funding fees related to Advance Funding Services and decreased Consulting Services. Approximately $51,000 of 1998's other revenue related to services provided to AHO. Upon the acquisition of AHO, billing for services performed by UMC was terminated.

o UMClaimPros revenue of $93,000 in 1999 decreased by $102,000 compared to 1998 primarily due to decreased utilization at PHSD.

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

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $14,000 or 11% primarily due to the $14,000 payment required in conjunction with the August 2, 1999 office space reduction option whereby 3,300 square feet of office space was vacated on September 2, 1999 resulting in a monthly expense reduction of approximately $3,500. Under the arrangement, monthly office rent through January 31, 2000 and 2001 were reduced to $7,200 and 7,400, respectively. Monthly vehicle and other rental expenses were reduced to approximately $1,000 and $500, respectively.

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

         OTHER EXPENSE increased $26,000 primarily due to accruals related to AHO and a loss on the rollover financing of the Company's IBM AS/400. These expenses were non-recurring.

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

         The Company's Consolidated Financial Statements appear beginning at page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 25, 1999, the Company appointed Hein + Associates LLP as its independent accountant. Hein + Associates LLP accepted such appointment. The Company has had no relationship with Hein + Associates LLP required to be reported pursuant to Regulation S-K Item 304(a)(2).


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

         MICHAEL P. BUMGARNER (56) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is the Chairman of the Audit Committee of the Board of Directors. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based start-up medical management consulting firm positioned to deliver accreditation preparation, ongoing compliance and other management services to all types of medical facilities through its interactive multi-layered web site and its strategically located Professional Affiliates, nationally. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 25 years gaining extensive senior business and management experience.

         JOHN F. LEWIS (52) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is a consultant specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1995, Mr. Lewis served as Health Advisor to the Governor of the U.S. Virgin Islands. From 1988 to 1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds a B.A. in Business Administration from the American College of Switzerland and a License in Economic and Social Sciences from the University of Geneva.

         On February 26, 2001, Dr. Thomas H. McConnell resigned from UMC's board of directors. Dr. McConnell did not indicate any issues or disagreements with UMC's board of directors or management in his letter of resignation.

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

ITEM 11. EXECUTIVE COMPENSATION

         Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and exercise and year end valuation information pertaining to stock options and warrants granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2000, 1999 or 1998:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                             ---------------------------------------------
                                  ANNUAL COMPENSATION                      AWARDS                  PAYOUTS
                                ------------------------     ----------------------------------    -------
                                                               OTHER     RESTRICTED  SECURITIES
NAME                                                           ANNUAL      STOCK     UNDERLYING      LTIP   ALL OTHER
AND PRINCIPAL                                                 COMPENS-    AWARD(S)    OPTIONS/     PAYOUTS    COMPEN-
POSITION             YEAR       SALARY ($)     BONUS ($)     SATION ($)     ($)     WARRANTS (#)     ($)    SATION ($)
-------------        ----       ----------     ---------     ----------  ---------  ------------   -------  ----------
Peter W. Seaman      2000        131,669             --           --        --             --        --        --
Chairman and         1999        138,945             --           --        --      2,000,000        --        --
CEO                  1998        142,518         22,500(1)        --        --             --        --        --

(1)      Represents 1997 bonus paid in 1998.

                       AGGREGATED OPTION/WARRANT EXERCISES
                    AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                                     NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                        SHARES                      UNDERLYING UNEXERCISED                      IN-THE-MONEY
                       ACQUIRED                   OPTIONS/WARRANTS AT FISCAL                OPTIONS/WARRANTS AT
                          ON       VALUE                 YEAR-END (#)                     FISCAL YEAR-END (3) ($)
                       EXERCISE   REALIZED      ------------------------------        -------------------------------
NAME                     (#)        ($)         EXERCISABLE      UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
---------------        --------   --------      -----------      -------------        -----------       -------------
Peter W. Seaman          --          --          1,500,000          1,500,000              5,000             15,000

(3) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2000 was $0.01 per share. Value is calculated on the basis of the difference between the option exercise price and $0.01 multiplied by the number of shares of Common Stock underlying the option or warrant.

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

         Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants were issued in lieu of the options that would have been issued to the board members under the 1995 Stock Option Plan. One of the board members resigned on February 26, 2001; the warrants issued to him will expire if not exercised prior to May 26, 2001. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2000.

         On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee Director in conjunction with commissions earned under the DICA.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Messrs. Lewis and Bumgarner. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2000.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 15, 2001 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                    NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                                    ----------------------------------------------------------
                                         SHARES            EXERCISABLE
                                      BENEFICIALLY          WARRANTS/           PERCENT OF
NAME                                     OWNED             OPTIONS (3)           CLASS (1)
---------------------------------   ---------------      ---------------     -----------------
Mercury Asset Management plc. (2)      8,067,200                  --                28.1%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                        1,484,000                  --                 5.2%
Rue du Moulin
Sark, Channel Islands

Thomas H. McConnell, III               1,000,000             509,347                 5.2%
Peter W. Seaman (4)                      100,000           1,500,000                 5.3%
Michael P. Bumgarner                     100,000             400,000                 1.7%
John F. Lewis                                 --             400,000                 1.4%

All officers and directors as
a group (4 persons) (5)                1,200,000           2,809,647                14.0%

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options/warrants as well as shares that may be acquired within 60 days of March 31, 2001, upon exercise of options/warrants.

(4)      Excludes 1,500,000 unexercisable shares held under warrant.

(5)      Excludes 1,500,000 unexercisable shares held under warrant.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The Company had consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the year ended December 31, 1998 the Company paid the director $210,000.

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

                  4.6 Form of Common Stock Purchase Warrant for 400,000 shares issued to Thomas H. McConnell, III (previously filed).

                  4.7 Form of Common Stock Purchase Warrant for 400,000 shares issued to Michael P. Bumgarner (previously filed).

                  4.8 Form of Common Stock Purchase Warrant for 400,000 shares issued to John F. Lewis (previously filed).

                  4.9      Form of Common Stock Purchase Warrant issued to Peter
                           W. Seaman for 500,000 shares (previously filed).

                  4.10     Form of Common Stock Purchase Warrant issued to Peter
                           W. Seaman for 1,500,000 shares (previously filed).

                  4.11     Form of Common Stock Purchase Warrant issued to R.
                           Kenyon Culver for 500,000 shares (previously filed).

                  4.12     Form of Common Stock Purchase Warrant issued to R.
                           Kenyon Culver for 1,500,000 shares (previously filed).

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

                  10.34 Early Out Collection Agreement dated May 1, 1997 by and between the Registrant and Presbyterian
                           Healthcare System (previously filed).

                  10.35 Secondary Collection Agreement dated October 31, 1997 by and between the Registrant and Presbyterian
                           Healthcare System (previously filed).

                  10.36 Loan Agreement dated December 11, 1998 by and between the Registrant and Texas Central bank (previously filed).

                  10.37 Promissory Note dated December 11, 1998 by and between the Registrant and Texas Central bank
                           (previously filed).

                  10.38    Factoring Agreement and Security Agreement dated
                           December 28, 1999 by and between the Registrant and Metro Factors, Inc. (previously filed).

                  10.39 Economic Development and Incentive Agreement by and between the Registrant and the Pampa Economic
                           Development Corporation. (previously filed)

                  10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development
                           Corporation. (previously filed)

                  22.1     Subsidiaries of the Company (previously filed).

                  99.1     Safe Harbor Compliance Statement for Forward-Looking
                           Statements

                  99.2     Voluntary Petition United States Bankruptcy Court
                           Northern District of Texas - Chapter 7 (previously filed)

(b)      Reports on Form 8-K

         No reports of Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               United Medicorp, Inc.


Date:    March 31, 2001           By:         /s/ Peter W. Seaman
                                     -------------------------------------------
                                                PETER W. SEAMAN,
                                           CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                                    Title                                 Date
------------------------------           --------------------------------------            --------------
  /s/  Peter W. Seaman                   Chairman of the Board and Chief                   March 31, 2001
------------------------------           Executive Officer (Principal Executive
        PETER W. SEAMAN                  Officer)

  /s/  Nathan E. Bailey                  Corporate Controller (Principal                   March 31, 2001
------------------------------           Financial Officer and Principal
         NATHAN E. BAILEY                Accounting Officer)

  /s/ Michael P. Bumgarner               Director                                          March 31, 2001
------------------------------
       MICHAEL P. BUMGARNER

  /s/ John F. Lewis                      Director                                          March 31, 2001
------------------------------
       JOHN F. LEWIS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                ITEMS 8 AND 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               [ITEM 8 AND 14(a)]



CONSOLIDATED FINANCIAL STATEMENTS:                                                                        PAGE
                                                                                                          ----
Consolidated Balance Sheets as of December 31, 2000 and 1999 ....................................          35

Consolidated Statements of Operations for each of the three years ended December 31, 2000 .......          36

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
       December 31, 2000 ........................................................................          37

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000 .......          38

Notes to the Consolidated Financial Statements ..................................................          39

Report of Independent Auditor's - Hein + Associates LLP .........................................          57


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Consolidated Financial Statement Schedules .................

Schedule II - Valuation and Qualifying Accounts .................................................          58

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                       2000                   1999
                                                                                   ------------           ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents .........................................          $      7,791           $    121,702
      Restricted cash ...................................................                 2,207                     --
      Accounts receivable, net of allowance for doubtful accounts
         of $22,073 and $8,219, respectively ............................               115,221                141,201
      Factor reserve ....................................................                56,466                 39,744
      Prepaid expenses and other current assets .........................                10,456                 51,844
                                                                                   ------------           ------------
         Total current assets ...........................................               192,141                354,491

Other non-current assets ................................................                 5,581                  4,817
Property and equipment, net of accumulated depreciation of
      $832,189 and $845,005, respectively ...............................               245,137                108,211

Assets under capital leases, net of accumulated amortization of
      $138,366 and $74,961, respectively ................................                69,295                131,422
                                                                                   ------------           ------------
         Total assets ...................................................               512,154                598,941
                                                                                   ============           ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ............................................               110,774                 82,942
      Payable to clients ................................................                 1,495                     --
      Accrued professional fees .........................................                48,740                108,123
      Accrued payroll and benefits ......................................                64,977                 83,691
      Accrued office relocation .........................................                    --                 75,000
      Accrued expenses - AHO ............................................                55,644                 67,963
      Accrued expenses other ............................................                 3,987                  7,386
      Current portion of capital lease obligations ......................                78,480                 78,588
      Current portion of notes payable ..................................                53,874                 49,547
                                                                                   ------------           ------------
      Total current liabilities .........................................               417,971                553,240
Long term liabilities:
      Long term capital lease obligations, excluding current portion ....                31,590                110,070
      Long term notes payable, excluding current portion ................               133,894                     --
      Deferred revenue - PEDC ...........................................               192,000                     --
                                                                                   ------------           ------------
         Total liabilities ..............................................               775,455                663,310
                                                                                   ------------           ------------

Stockholders' equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares outstanding ..................................               290,157                290,157

         10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .......................                    --                     --
      Less treasury stock at cost, 305,547 shares .......................              (221,881)              (221,881)
      Additional paid-in capital ........................................            18,783,254             18,783,254

      Accumulated deficit ...............................................           (19,114,831)           (18,915,899)
                                                                                   ------------           ------------
         Total stockholders' equity (deficit) ...........................              (263,301)               (64,369)
                                                                                   ------------           ------------
         Total liabilities and stockholders' equity (deficit) ...........          $    512,154           $    598,941
                                                                                   ============           ============


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                             2000             1999            1998
                                                         -----------      -----------     -----------
REVENUES:
      Billing and collection services .........          $ 2,189,152      $ 3,144,552     $ 4,065,118
      Other revenues (net of $210,000 paid to a
         Director of the Company in 1998) .....              108,645           13,789         112,891
                                                         -----------      -----------     -----------
         Total revenues .......................            2,297,797        3,158,341       4,178,009

EXPENSES:
      Wages and benefits ......................            1,654,666        2,070,936       2,664,694
      Selling, general and administrative .....              520,507          614,688         815,431
      Office, vehicle and equipment rental ....               97,460          142,899         129,095
      Depreciation and amortization ...........              115,295          117,568          87,265
      Professional fees .......................               42,835           68,788          44,784
      Interest, net ...........................               39,463           46,433           8,407
      Provision for doubtful accounts and notes               26,503           32,176          29,420
      Other (income) expense, net .............                   --           26,337              --
                                                         -----------      -----------     -----------
         Total expenses .......................            2,496,729        3,119,825       3,779,096
                                                         -----------      -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ......             (198,932)          38,516         398,913

LOSS FROM DISCONTINUED OPERATIONS-AHO
      NET OF INCOME TAXES .....................                   --         (994,113)       (230,967)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS-AHO
      NET OF INCOME TAXES .....................                   --          178,426              --
                                                         -----------      -----------     -----------

NET INCOME (LOSS) .............................          $  (198,932)     $  (777,171)    $   167,946
                                                         ===========      ===========     ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations ...................          $    (.0069)     $     .0013     $     .0142
      Discontinued operations-AHO .............                   --           (.0283)         (.0082)
                                                         -----------      -----------     -----------
      Net income (loss) .......................          $    (.0069)     $    (.0270)    $     .0060
                                                         ===========      ===========     ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

      Continuing operations ...................          $    (.0069)     $     .0013     $     .0139
      Discontinued operations-AHO .............                   --           (.0283)         (.0081)
                                                         -----------      -----------     -----------
      Net income (loss) .......................          $    (.0069)     $    (.0270)    $      0058
                                                         ===========      ===========     ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE PERIOD FROM DECEMBER 31, 1997 TO DECEMBER 31, 2000

                          COMMON STOCK           ADDITIONAL         TREASURY STOCK
                    -------------------------     PAID-IN     --------------------------   ACCUMULATED
                      SHARES        AMOUNT        CAPITAL        SHARES        AMOUNT        DEFICIT         OTHER         TOTAL
                    ----------   ------------   ------------  ------------  ------------   ------------   ------------   ---------
Balance at
December 31,
1997                28,015,764   $    280,157   $ 18,695,829       105,547  $   (221,881)  $(18,306,674)            --   $ 447,431

Common stock
subscribed at
$0.06 per share             --             --             --            --            --             --   $     60,000      60,000

Compensation
expense related
to warrants                 --             --          7,425            --            --             --             --       7,425

Net income                  --             --             --            --            --        167,946             --     167,946
                    ----------   ------------   ------------  ------------  ------------   ------------   ------------   ---------

Balance at
December 31,
1998                28,015,764        280,157     18,703,254       105,547      (221,881)   (18,138,728)  $     60,000     682,802

Shares issued
at $0.06 per
share                1,000,000         10,000         50,000            --            --             --   $    (60,000)         --

Compensation
expense related
to warrants                 --             --         30,000            --            --             --             --      30,000

Donated treasury
stock                       --             --             --       200,000            --             --             --          --

Net loss                    --             --             --            --            --       (777,171)            --    (777,171)
                    ----------   ------------   ------------  ------------  ------------   ------------   ------------   ---------

Balance at
December 31,
1999                29,015,764        290,157     18,783,254       305,547      (221,881)   (18,915,899)            --     (64,369)

Net loss                    --             --             --            --            --       (198,932)            --    (198,932)
                    ----------   ------------   ------------  ------------  ------------   ------------   ------------   ---------

Balance at
December 31,
2000                29,015,764   $    290,157   $ 18,783,254       305,547  $   (221,881)  $(19,114,831)            --   $(263,301)
                    ==========   ============   ============  ============  ============   ============   ============   =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS DECEMBER 31,
                                                                    ------------------------------------
                                                                       2000          1999        1998
                                                                    ---------     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ..........................................  $(198,932)    $(777,171)   $ 167,946
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Loss from discontinued operations-AHO ..............         --       994,113      230,967
              Gain on disposal of discontinued operations-AHO ....         --      (178,426)          --
              Depreciation of fixed assets .......................     52,031        67,909       62,818
              Amortization of assets under capital leases ........     63,264        49,659       24,447
              Provision for doubtful accounts and notes ..........     26,503        32,176       29,420
              (Gain) Loss on disposition of assets ...............     23,234        (1,290)          --
              Other ..............................................         --        37,883       (1,377)
              PEDC Incentives ....................................    (10,000)           --           --
      Changes in assets and liabilities:
              Restricted cash ....................................     (2,207)        1,064       74,071
              Accounts receivable ................................       (523)      235,081       (7,809)
              Factor reserve .....................................    (16,722)      (39,744)          --
              Notes receivable ...................................         --            --        2,000
              Prepaid expenses and other assets ..................     40,624        (1,168)     (11,341)
              Accounts payable ...................................     27,832         1,754       12,918
              Payable to clients .................................      1,495        (1,064)     (74,071)
              Accrued liabilities ................................   (168,815)      148,834      (75,094)
                                                                    ---------     ---------    ---------
         Net cash provided by continuing operations ..............   (162,216)      569,610      434,895
         Net cash used in discontinued operations-AHO ............         --      (297,971)    (686,683)
                                                                    ---------     ---------    ---------
Net cash provided by (used in) operating activities ..............   (162,216)      271,639     (251,788)
                                                                    ---------     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of building and improvements thereto ..............   (159,184)           --           --
      Purchase of furniture and equipment ........................    (54,143)      (14,819)     (77,857)
      Sale of furniture and equipment ............................         --         1,290           --
                                                                    ---------     ---------    ---------
Net cash used in investing activities ............................   (213,327)      (13,529)     (77,857)
                                                                    ---------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from mortgage loan ................................    137,000            --           --
      Short term borrowings from credit facility .................     12,502      (200,000)     200,000
      Proceeds from issuance of long term debt ...................         --       100,000           --
      Proceeds from PEDC loans and deferred incentives ...........    242,000            --           --
      Principal payments on notes payable ........................    (51,282)      (50,453)          --
      Principal payments on capital lease obligations ............    (78,588)      (74,648)     (57,610)
                                                                    ---------     ---------    ---------
Net cash provided by (used in) financing activities ..............    261,632      (225,101)     142,390
                                                                    ---------     ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................   (113,911)       33,009     (187,255)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................    121,702        88,693      275,948
                                                                    ---------     ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .........................  $   7,791     $ 121,702    $  88,693
                                                                    =========     =========    =========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest ...........................................  $  39,770     $  45,319    $   9,698
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations ........................  $      --     $ 150,720    $  32,658



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

         The Company also has in the past provided interim staffing services under the name style "UMClaimPros." This service line was introduced by the Company in December 1994. UMClaimPros were experienced claims processors available for customers' interim staffing needs.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

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

PROPERTY AND EQUIPMENT, AND ASSETS HELD UNDER CAPITAL LEASES

         Property and equipment are recorded at cost. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a capital lease obligation. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to seven years. Upon disposition of assets, the cost and related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss is recorded.

         Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review would include a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized for

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the excess of carrying amounts over fair value. On November 15, 2000 UMC moved out of its executive offices and operations center in Dallas, Texas, to which it had previously made several leasehold improvements. At December 31, 2000 these improvements had a net depreciable value of approximately $23,000, which was written off as a part of relocation cost.

BILLING AND COLLECTION SERVICES REVENUE RECOGNITION

         The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC.

OTHER REVENUE RECOGNITION

         For 2000, 1999 and 1998, other revenues consist primarily of advance funding fees and consulting revenues recognized as services were performed. Consulting revenues related to services performed by a non-employee member of the Company's board of directors have been netted against the associated cost of services performed by the non-employee board member. Consulting revenues were netted with the associated cost of services, which totaled approximately $210,000 in 1998.

EARNINGS PER SHARE

      The Company has adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 2000, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. Due to the loss from continuing operations and the net loss in 2000, common share equivalents were anti-dilutive.

INCOME TAXES

         Income taxes are accounted for pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes and that future tax benefits, such as Net Operating Loss Carryforwards
(NOLs), are required to be recognized to the extent that realization of such benefits is more likely than not.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") which requires Companies to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements. The Company has elected to continue to account for its employee stock options issued under approved Stock Option Plans and warrants issued to the members of the Company's Board of Directors on April 1, 1997 and November 12, 1996, pursuant to APB25 "Accounting for Stock Issued to Employees." This decision results in recognition of no compensation expense for employee or director stock options that are granted with an exercise price at or greater than the market price on the date of grant. However, in accordance with the disclosure provisions of SFAS No. 123, the Company has provided proforma basis information to reflect results of operations and earnings per share had compensation expense been recognized for these items. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to SFAS No. 123, which will impact the Company's consolidated balance sheet and statement of operations.

C. LIQUIDITY ISSUES

LOSS OF SIGNIFICANT CUSTOMERS

         On May 8, 2000, the Company was officially notified by the Washington Hospital Center ("WHC") that claim transmissions from the Hospital Billing contract would terminate effective June 30, 2000. Revenue from this contract was generated through July 31, 2000 consistent with revenues generated on a monthly basis previously, and thereafter, ramped down through and terminated December 31, 2000. Revenue from this contract accounted for approximately 28%, 52%, and 36% of total consolidated revenues during 2000, 1999, and 1998, respectively.


          In September, 1999, the Company was informally notified by WHC that claim transmissions from the Department of Emergency Medicine ("WHCDEM") would terminate effective November 1, 1999. Formal notification was subsequently received on November 4, 1999. Revenue from this contract was generated through November 30, 1999 consistent with revenues generated on a monthly basis through September 30, 1999, and thereafter ramped down through and terminated on or about April 30, 2000. Revenue from this contract accounted for approximately 1%, 7%, and 6% of total revenue during 2000, 1999, and 1998 respectively.

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

      On March 15, 1999, the Company was formally notified by PHSD that it had not been selected to provide continuing collection agency services. The Company received weekly account placements through May 4, 1999, and generated its last revenue from PHSD in August, 1999. Revenue from this contract accounted for approximately 4% and 23% of total revenue during 1999 and 1998, respectively.

INCENTIVE FINANCING RELATIVE TO RELOCATION OF OPERATIONS CENTER

         During 1999 and the first seven months of 2000, UMC had experienced increasing difficulty in recruiting and retaining experienced medical billing and collection staff in the Dallas area. This situation was the result of low unemployment and strong competition from nearby major hospitals and physician groups for experienced staff. Low unemployment and escalating competition for qualified staff had resulted in an overall increase in hourly wage rates and turnover.

         Effective July 28, 2000, UMC executed an Economic Development and Incentive Agreement (the "Agreement"), with the Pampa Economic Development Corporation ("PEDC").

         In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

         (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year.

         (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001, and

         (e) an incentive payment of $10,000 which has been paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

         (f) PEDC will guarantee up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of an operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. PEDC

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

         On August 21, 2000 UMC purchased a building in Pampa that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above. On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. As of March 15, 2001 UMC had 66 full time, and 3 part time employees at its Pampa operations center.

         There can be no assurance that UMC will be successful in: (a) continuing to meet the aforementioned initial minimum employment requirements to trigger incentive payments, (b) maintaining the minimum employment requirements to prevent triggering the aforementioned claw back provision, (c) averting a default to its Lender or discontinuing its operations in Pampa within five years to prevent PEDC from being released from paying any and all unpaid annual payments to UMC relative to the aforementioned terms of the PEDC agreement.


FORGIVABLE LOAN AGREEMENT

         During the first 60 days of operation in Pampa, UMC experienced difficulties with its data communications from Pampa to Dallas. This resulted in reduced productivity in Pampa, delays in revenue generation, and unexpected costs in diagnosing and managing data communication. In addition UMC expended $11,964 for moving expenses and $92,110 in capital expenditures to prepare the Pampa building for operations. Due to the effect of these issues, UMC developed a need for additional working capital. As a result, UMC executed a Forgivable Loan Agreement with the PEDC on October 31, 2000. Pursuant to the Forgivable Loan Agreement, the PEDC loaned UMC $50,000, as an advance against scheduled incentive payments for 2000, and 2001. The principal amount of the loan will be due and payable or forgivable based on the terms and conditions of the Economic Development and Incentive Agreement executed with the PEDC on July 28, 2000. The loan bears interest of 9.5% per annum, which is not forgivable. Interest on the unpaid principal amount of the loan is due and payable at the end of each calendar quarter.

MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

         As a result of the aforementioned changes within its customer base, management has taken certain actions (in addition to the execution of the Economic Development and Incentive Agreement) in an attempt to better position the Company. These actions include, but are not limited to:

o The Company restructured its sales organization to improve focus on the Texas market and increase the emphasis on services provided by UMY.

o A medical claims management contract for ongoing claims billing and collection services was executed on October 31, 2000 with a hospital located in South Texas. This contract is fully implemented and began generating revenue in February 2001.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


o A medical claims management contract for ongoing claims coding, billing and collection services was executed on March 1, 2001 with a hospital located in Dallas, Texas. This contract is expected to begin generating revenue in May 2001.


o On November 15, 2000 UMC moved it corporate office from its previous 6,836 square foot office space in Dallas, to a 937 square foot office space in Garland, Texas, resulting in a monthly expense reduction of approximately $6,800.


o Effective December 26, 2000, UMC discontinued its agreement with Administaff, Inc., a professional employer organization ("PEO") whereby Administaff was the employer of record for all UMC employees. UMC has resumed all payroll and human resource functions internally as of the cancellation date. The cost savings to UMC as a result of the discontinuation of the agreement is approximately 7% of gross payroll cost.


o Management is evaluating new service lines to complement its traditional medical claims processing and accounts receivable management services. Possible new service lines include a focus on healthcare consumerism and healthcare e-business leveraging the Company's industry experience and technological infrastructure.

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

D. ALLIED HEALTH OPTIONS, INC. - BANKRUPTCY PETITION, DISCONTINUED OPERATIONS AND GOODWILL WRITE-OFF

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Pursuant to APB Opinion No. 30, the Company's consolidated financial statements are presented to reflect AHO's discontinued operations for all periods presented. The net operating results of AHO and the loss on disposal of AHO are reported in the Consolidated Statements of Operations as "Loss from discontinued operations" and "Loss on disposal of discontinued operations" and the net cash flows are reported in the Consolidated Statements of Cash Flows as "Net cash used in discontinued operations."

    Summarized financial information for the discontinued operations of AHO is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                            1999             1998
                                                          ---------        ---------
Net patient services revenue ...........................  $  84,553        $ 799,807
                                                          =========        =========
Loss from discontinued operations before income tax ....   (994,113)        (230,967)
Gain on disposal of discontinued operations ............    178,426               --
Income tax effect ......................................         --               --
                                                          ---------        ---------
Loss from discontinued operations, net of tax ..........   (815,687)        (230,967)
                                                          =========        =========

E. FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

         On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and is personally guaranteed by the Company's Chief Executive Officer. The factor has recourse against the Company, its collateral and guarantor should factored invoices remain unpaid at 90 days. Interest at prime plus 2.5% is charged against the net cash deployed by the factor which is computed as total advances to the Company less reserve in excess of 20% of the face value of the factored invoices, if any. The company receives a maximum advance of 80% for each invoice sold. Upon payment in full of the invoice by the customer to the factor, the Company then has access to the remaining 20% net of interest and fees.



                                                 YEAR ENDED DECEMBER 31,
                                      --------------------------------------------
                                         2000             1999              1998
                                      ----------       ----------         --------
Proceeds received ..................  $1,628,450       $  179,138         $     --

Uncollected balance at year end ....  $  265,459       $  218,882         $     --

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


F. PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

         At December 31, 2000 property and equipment consist of the following:

                                                                        CAPITAL
                                                   PURCHASED             LEASE               TOTAL
                                                   -----------        -----------        -----------
Building and Improvements .....................    $   159,184        $                  $   159,184
Equipment .....................................        613,359            207,661            821,020
Software systems ..............................        178,493                 --            178,493
Furniture and fixtures ........................        126,290                 --            126,290
Leasehold improvements ........................             --                 --                 --
                                                   -----------        -----------        -----------
     Gross property and equipment .............      1,077,326            207,661          1,284,987
Accumulated depreciation and amortization .....       (832,189)          (138,366)          (970,555)
                                                   -----------        -----------        -----------
     Net property and equipment ...............    $   245,137        $    69,295        $   314,432
                                                   ===========        ===========        ===========

At December 31, 1999 property and equipment consist of the following:

                                                                           CAPITAL
                                                       PURCHASED            LEASE               TOTAL
                                                      -----------        -----------        -----------
Equipment .....................................       $   562,076        $   206,383        $   768,459
Software systems ..............................           178,164                 --            178,164
Furniture and fixtures ........................           125,036                 --            125,036
Leasehold improvements ........................            87,940                 --             87,940
                                                      -----------        -----------        -----------
     Gross property and equipment .............           953,216            206,383          1,159,599
Accumulated depreciation and amortization .....          (845,005)           (74,961)          (919,966)
                                                      -----------        -----------        -----------
     Net property and equipment ...............       $   108,211        $   131,422        $   239,633
                                                      ===========        ===========        ===========

         Depreciation expense related to property and equipment was $52,031, $67,909 and $62,818 during 2000, 1999 and 1998, respectively. Amortization expense relative to assets under capital leases was $63,264, $49,659 and $24,447 during 2000, 1999 and 1998, respectively.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


At December 31, the remaining capital lease obligations are as follows:

                                                                                            2000           1999
                                                                                          --------       --------
6.9% lease related to IBM AS/400, rollover financing and maintenance,
      maturing in 2002 ............................................................       $ 91,613       $147,662
17.5% lease related to software, maturing in 2001 .................................         12,361         23,074
15.7% lease related to office and telephone equipment maturing in 2001 ............          6,096         17,922
                                                                                          --------       --------
         Total capital lease obligations ..........................................        110,070        188,658
   Less current portion of capital lease obligations ..............................         78,480         78,588
                                                                                          --------       --------
   Long-term capital lease obligations ............................................       $ 31,590       $110,070
                                                                                          ========       ========

As of December 31, 2000, total lease payments due under capital leases are as follows:
Year ending December 31:
   2001 ...........................................................................                      $ 86,579
   2002 ...........................................................................                        32,226
   2003 ...........................................................................                            --
                                                                                                         --------
                                                                                                          118,805
   Less interest ..................................................................                         8,735
                                                                                                         --------
   Principal amount of net lease payments .........................................                      $110,070
                                                                                                         ========

         Interest expense on capital lease obligations was $13,610, $17,007 and $11,100 during 2000, 1999 and 1998, respectively.

H. NOTES PAYABLE

      Notes payable at December 31, consists of the following:                          2000           1999
                                                                                      --------       --------
Promissory note, interest at prime plus 1% per annum, (9.5% at
        December 31, 1999), monthly installments of $4,167 plus
        simple interest, matures January 4, 2001, secured by fixed
        assets of UMC .........................................................       $     --       $ 49,547

Real estate lien note, interest at prime plus 1/2% per annum (10% at
        December 31, 2000), monthly installments of $1,322
        including interest, matures August 20, 2020, secured
        by land and building ..................................................        136,244             --

Promissory note, interest at 12% per annum, monthly installments of 1,112 including interest, matures November 20, 2001, secured
        by fixed assets of UMC ................................................         11,524             --

Forgivable loan, interest at 9.5% per annum, quarterly installments due and payable or forgivable based on the terms and conditions of the
        Economic Development and Incentive Agreement,
        matures December 31, 2001, unsecured (Note C) .........................         40,000             --
                                                                                      --------       --------

        Total notes payable ...................................................        187,768         49,547

          Less current portion of notes payable ...............................         53,874         49,547
                                                                                      --------       --------
          Long term notes payable .............................................       $133,894       $     --
                                                                                      ========       ========

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


As of December 31, 2000, future maturities of notes payable were as follows:

Year ending December 31:
  2001 .............................................................  $ 53,874
  2002 .............................................................     2,595
  2003 .............................................................     2,867
  2004 .............................................................     3,130
  2005 .............................................................     3,495
  Thereafter .......................................................   121,807
                                                                      --------
  Total ............................................................  $187,768
                                                                      ========


I.      INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 2000, 1999 and 1998. The Company recorded a net operating tax loss ("NOL") in 2000 and 1999 and utilized NOL carryforwards to offset taxable income in 1998.

         SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. At December 31, 2000, 1999 and 1998, the Company's deferred tax assets are fully reserved. At December 31, 2000, 1999 and 1998, the Company had no net deferred tax liability. The tax effects of temporary differences and NOLs that give rise to the deferred tax assets at December 31, are as follows:

Deferred tax assets:                               2000               1999
                                               -----------        -----------
Net operating tax loss carryforward ....       $ 3,740,569        $ 3,331,563
Accrued liabilities ....................            13,342             15,234
Paid in capital - warrants .............                --             11,100
Property and equipment .................            (6,157)             6,847
Accounts receivable ....................             8,167              3,041
                                               -----------        -----------
Gross deferred tax assets ..............         3,755,921          3,367,785
Valuation allowance ....................        (3,755,921)        (3,367,785)
                                               -----------        -----------
   Net deferred tax assets .............       $        --        $        --
                                               ===========        ===========

         From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to approximately $358,000 through 2007. Post-change NOL carryforwards which are not subject to limitation total $5.3 million and will expire in varying amounts between 2007 and 2020.

J. STOCKHOLDERS' EQUITY

         Effective December 31, 1998, UMC sold 1,000,000 shares of unregistered Common Stock in exchange for a $261,818 promissory note due from AHO to a third party note holder. The Common Stock subscribed totaling $60,000 was priced at $0.06 per share representing the last trading price prior to the execution of the transaction.

         At December 31, 2000, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

         The Company has outstanding warrants and options as described in Notes L and M. There were 5,218,347 shares of Common Stock reserved for issuance of outstanding warrants and options at December 31, 2000.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


K. EARNINGS PER SHARE

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                             YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                  2000                1999                1998
                                                              ------------        ------------        ------------
Net income (loss) available to common stockholders ....       $   (198,932)       $   (777,171)       $    167,946
Weighted average number of common shares
    in basic EPS ......................................         28,710,217          28,739,332          27,910,217
Effect of dilutive weighted average common
    share equivalents .................................                 --             684,563             788,525
                                                              ------------        ------------        ------------
Weighted average number of common shares and
   dilutive potential common shares in diluted EPS ....         28,710,217          29,423,895          28,698,742
                                                              ============        ============        ============

L. WARRANTS

         Effective December 28, 1999, warrants to purchase a total of 1 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer of the Company (the "Holders') with each individual receiving a warrant to purchase 500,000 shares as consideration for their personal guarantees of the Company's recourse factoring agreement. These warrants were 100% exercisable on the grant date and expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company or (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999, the Company recorded $30,000 of expense and additional paid-in capital to reflect the estimated fair value of these warrants. On November 15, 2000, one half, or warrants to purchase 500,000 shares expired, due to the resignation of the Company's Chief Financial Officer three months prior. None of these warrants had been exercised as of December 31, 2000.

         Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital of $90,000 has been deferred until such time as the aforementioned vesting requirements have been achieved. On November 15, 2000, one half, or warrants to purchase 1,500,000 shares expired due to the resignation of the Chief Financial Officer three months prior. These warrants were not exercisable as of December 31, 2000 or as of the date of this report.

         The Company has a Director's Incentive Compensation Agreement ("DICA") with each of its external directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants were immediately exercisable. Both warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death or disability. For the year ended December 31, 1998, the Company recorded $7,425 of expense and additional paid-in capital to reflect the estimated fair value of these warrants. None of these warrants had been exercised as of December 31, 2000.

         On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty-four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2000.

         On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $0.06 per share were issued to three former directors of UMC. These warrants were 100% exercisable on the grant date and expire on November 11, 2001. None of these warrants had been exercised as of December 31, 2000.

         Neither the warrants or the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

M. OPTIONS

         At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2000, options for 100,000 shares were outstanding under the 1998 Plan.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2000, options for 1,190,000 shares were outstanding under the 1995 Plan. During 2000 the Company inadvertently granted more options under this plan than were available.

         At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 2000, options for 489,000 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table summarizes activity for the years ended December
31:

                                        2000                         1999                          1998
                              ------------------------      -----------------------       -----------------------
                                              WEIGHTED                     WEIGHTED                      WEIGHTED
                                               AVERAGE                      AVERAGE                       AVERAGE
                                              EXERCISE                     EXERCISE                      EXERCISE
                                SHARES         PRICE         SHARES         PRICE          SHARES          PRICE
                              ---------      ---------      ---------      --------       ---------      --------
Options outstanding at
      January 1,              1,786,500        $0.07        1,935,500        $0.07        1,905,000        $0.07

Granted                         455,000         0.02          150,000         0.02          485,000         0.10

Exercised                            --           --               --           --               --           --

Canceled                       (462,500)        0.07         (299,000)        0.11         (454,500)        0.07
                             ----------        -----       ----------        -----       ----------        -----
Options outstanding at
      December 31,            1,779,000         0.05        1,786,500         0.06        1,935,500         0.07
                             ==========        =====       ==========        =====       ==========        =====

Options exercisable at
      December 31,            1,294,001        $0.06        1,142,667        $0.07          773,500        $0.06
                             ==========        =====       ==========        =====       ==========        =====


                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           ------------------------------------------        -----------------------------
                             NUMBER            WEIGHTED                        NUMBER
                           OUTSTANDING         AVERAGE       WEIGHTED        EXERCISABLE         WEIGHTED
                               AT             REMAINING       AVERAGE            AT               AVERAGE
     RANGE OF              DECEMBER 31,      CONTRACTUAL     EXERCISE        DECEMBER 31,        EXERCISE
EXERCISE PRICES               2000              LIFE          PRICE             2000               PRICE
---------------            ------------      -----------    ---------        ------------       ----------
$0.02 ---  $0.03              475,000         9.5 years      $  0.02             23,334         $     0.02
$0.05 ---  $0.07            1,204,000         6.1 years         0.06          1,204,000               0.06
$0.08 ---  $0.10              100,000         7.9 years         0.09             66,667               0.09
----------------            ---------         ---------      -------          ---------         ----------
$0.02 ---  $0.13            1,779,000         7.1 years      $  0.05          1,294,001         $     0.06
================            =========         =========      =======          =========         ==========


N.       SFAS NO. 123 PRO FORMA

         Pro forma net income (loss) and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                2000             1999             1998
                                              ---------        ---------        ---------
Net income (loss)                             $(198,932)       $(771,171)       $ 167,946
SFAS No. 123 employee compensation cost           9,425           11,179           12,778
SFAS No. 123 director costs                          --            7,423           25,476
                                              ---------        ---------        ---------
Pro forma net income (loss)                   $(208,357)       $(789,773)       $ 129,692
                                              =========        =========        =========
Pro forma basic earnings per share            $ (0.0073)       $  0.0274        $  0.0046
                                              =========        =========        =========

      The fair value for options granted in 2000, 1999 and 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                              YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                       2000           1999            1998
                                      -------        -------        -------
Dividend yield                             --             --             --
Expected volatility                     220.0%         110.9%         110.0%
Risk-free rate of return                  4.6%           6.2%           5.5%
Expected life, years                        3              3              3
Grant-date fair value per share       $  0.02        $  0.05        $  0.07

      The fair value for warrants granted in 2000, 1999 and 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                          2000        1999           1998
                                         ------     -------        -------
Dividend yield                             --            --             --
Expected volatility                        --          92.8%         108.7%
Risk-free rate of return                   --           5.9%           5.5%
Expected life, years                       --             4              4
Grant-date fair value per share            --       $  0.05        $  0.07

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

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality money market accounts. Generally, the Company does not require collateral or other security to support customer receivables. When possible, the Company will structure contracts such that provider payments are remitted directly to UMC whereby UMC can collect its fee and remit a net payment back to the customer. The Company does not expect its customers to fail

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


to meet their obligations and, as such, considers the credit risk associated with its trade accounts receivable to be minimal.

         The percentage market mix of total revenue from continuing operations for the years ended December 31, was:

                                               2000         1999         1998
                                               ----         ----         ----
Customer A....................................  29%          79%          66%
Customer B....................................  --            4           23
Customer C....................................  31           --           --
Customer D....................................  16           --           --
Other customers...............................  24           17           11
                                               ---          ---          ---
                                               100%         100%         100%
                                               ===          ===          ===

         The percentage market mix of total net accounts receivable for the years ended December 31, was:

                                                2000       1999
                                                ----       ----
Customer A.....................................  --%        54%
Customer B.....................................  --         --
Customer C.....................................  73         --
Customer D.....................................   5         17
Other customers................................  22         29
                                                ---        ---
                                                100%       100%
                                                ===        ===

P. RELATED PARTY TRANSACTIONS

         The Company had consulting agreements for services provided primarily by a non-employee director of the Company. These agreements were completed simultaneously with consulting agreements between the Company and certain customers. The director was paid approximately 78% of the consulting fees paid to the Company. For the year ended December 31, 1998, the Company paid the director $210,000.

         The Company has a Director's Incentive Compensation Agreements ("DICA") with each of its non-employee directors as described in Note L.

         During 1998, the Company provided services to an entity controlled by a director of the Company. For the year ended December 31, 1998, the Company recorded a loss of $15,500 related to these services.

Q. SEGMENT REPORTING

         The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

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

R. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                FIRST            SECOND               THIRD              FOURTH
                                                               QUARTER          QUARTER              QUARTER            QUARTER
                                                            ------------      ------------        ------------        ------------
YEAR ENDED DECEMBER 31, 2000
     Total revenues ......................................  $    516,997      $    625,938        $    555,810        $    599,052
     Net income (loss) ...................................      (136,617)          (24,395)            (48,927)             11,007
     Net income (loss) per common share:
                      Basic ..............................  $    (0.0048)     $    (0.0008)       $    (0.0017)             0.0004
                      Diluted ............................       (0.0048)          (0.0008)            (0.0017)             0.0004
     Weighted average number of common
     share outstanding:
                      Basic ..............................    28,710,217        28,710,217          28,710,217          28,710,217
                      Diluted ............................    28,710,217        28,710,217          28,710,217          28,710,217


YEAR ENDED DECEMBER 31, 1999
     Total revenues ......................................  $    881,750      $    797,338        $    780,757        $    698,496
     Income (loss) from continuing operations ............       100,128           (47,691)             69,512             (83,433)
     Loss from discontinued operations-AHO ...............      (133,626)       (1,748,738)           (114,821)          1,003,072
     Gain on disposal of discontinued operations-AHO .....            --                --                  --             178,426
     Net income (loss) ...................................       (33,498)       (1,796,429)            (45,309)          1,098,065
     Net income (loss) per common share:
                  Basic:
                      Continuing operations ..............  $      .0035      $     (.0016)       $     0.0024             (0.0029)
                      Discontinued operations-AHO ........        (.0047)           (.0605)            (0.0039)             0.0349
                      Net income (loss) ..................        (.0012)           (.0621)            (0.0015)             0.0382
                  Diluted:
                      Continuing operations ..............  $      .0035      $     (.0016)       $     0.0024             (0.0029)
                      Discontinued operations-AHO ........        (.0047)           (.0605)            (0.0039)             0.0349
                      Net income (loss) ..................        (.0012)           (.0621)            (0.0015)             0.0382
     Weighted average number of common
     shares outstanding:
                      Basic ..............................    28,243,217        28,910,217          28,910,217          28,710,217
                      Diluted ............................    28,243,217        28,910,217          28,910,217          28,710,217

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
United Medicorp, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Hein + Associates LLP

March 2, 2001
Dallas, Texas

                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                      ADDITIONS
                                                   BALANCE       ----------------------
                                                     AT           CHARGED     CHARGED                     BALANCE
                                                  BEGINNING      TO COSTS        TO                         AT
                                                     OF            AND         OTHER                      END OF
DESCRIPTION                                         YEAR         EXPENSES     ACCOUNTS      DEDUCTIONS     YEAR
-----------                                       ---------      ---------   ----------     ----------   --------
                                                                                 (1)          (2)
YEAR ENDED DECEMBER 31, 2000
     Allowance for doubtful accounts ......       $   8,219      $ 26,503    $       --      $(12,649)   $ 22,073
     Allowance for doubtful notes .........       $      --      $     --    $       --      $     --    $     --


YEAR ENDED DECEMBER 31, 1999
     Allowance for doubtful accounts ......       $ 216,388      $ 32,176    $ (198,415)     $(41,930)   $  8,219
     Allowance for doubtful notes .........       $   2,000      $     --    $       --      $ (2,000)   $     --


YEAR ENDED DECEMBER 31, 1998
     Allowance for doubtful accounts ......       $  11,674      $ 62,405    $  163,430      $(21,121)   $216,388
     Allowance for doubtful notes .........       $      --      $  2,000    $       --      $     --    $  2,000

----------
DECEMBER 31, 2000:

(2)      Represents write-off of uncollectible trade receivables.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
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

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

         4.6 Form of Common Stock Purchase Warrant for 400,000 shares issued to Thomas H. McConnell, III (previously filed).

         4.7 Form of Common Stock Purchase Warrant for 400,000 shares issued to Michael P. Bumgarner (previously filed).

         4.8 Form of Common Stock Purchase Warrant for 400,000 shares issued to John F. Lewis (previously filed).

         4.9      Form of Common Stock Purchase Warrant issued to Peter W.
                  Seaman for 500,000 shares (previously filed).

         4.10     Form of Common Stock Purchase Warrant issued to Peter W.
                  Seaman for 1,500,000 shares (previously filed).

         4.11     Form of Common Stock Purchase Warrant issued to R. Kenyon
                  Culver for 500,000 shares (previously filed).

         4.12     Form of Common Stock Purchase Warrant issued to R. Kenyon
                  Culver for 1,500,000 shares (previously filed).

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

         10.22    1995 Stock Option Plan (previously filed).

         10.23    Modification and Ratification of Lease, dated July 19, 1995
                  (previously filed).

         10.25    Severance Agreement by and between Registrant and Mary E.
                  Rogers (previously filed).

         10.26    Severance Agreement by and between Registrant and Peter W.
                  Seaman (previously filed).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

         10.34 Early Out Collection Agreement dated May 1, 1997 by and between the Registrant and Presbyterian Healthcare System
                  (previously filed).

         10.35 Secondary Collection Agreement dated October 31, 1997 by and between the Registrant and Presbyterian Healthcare System
                  (previously filed).

         10.36    Loan Agreement dated December 11, 1998 by and between the
                  Registrant and Texas Central bank (previously filed).

         10.37    Promissory Note dated December 11, 1998 by and between the
                  Registrant and Texas Central bank (previously filed).

         10.38    Factoring Agreement and Security Agreement dated December 28,
                  1999 by and between the Registrant and Metro Factors, Inc.
                  (previously filed).

         10.39 Economic Development and Incentive Agreement by and between the Registrant and the Pampa Economic Development Corporation.
                  (previously filed)

         10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development Corporation. (previously filed)

         22.1     Subsidiaries of the Company (previously filed).

         99.1     Safe Harbor Compliance Statement for Forward-Looking
                  Statements

         99.2     Voluntary Petition United States Bankruptcy Court Northern
                  District of Texas - Chapter 7 (previously filed)