Form 10-Q
period 2001-03-31
UNITED MEDICORP INC
filed 2001-05-15
CIK 831460

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of May 10, 2001, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                          PART I - FINANCIAL INFORMATION

ITEM  1.     Financial Statements

             Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.........................    1

             Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2001 and 2000................................................................    2

             Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2001 and 2000...............................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    4

                                            PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................    9
ITEM 2.      Changes in Securities.......................................................................    9
ITEM 3.      Defaults Upon Senior Securities.............................................................    9
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................    9
ITEM 5.      Other Information...........................................................................    9
ITEM 6.      Exhibits and Reports on Form 8-K............................................................    9

Signatures   ............................................................................................    9

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)       (AUDITED)
                                                                              MARCH 31,       DECEMBER 31,
                                                                                2001              2000
                                                                            ------------      ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents .......................................     $     10,102      $      7,791
      Restricted cash .................................................            2,166             2,207
      Accounts receivable, net of allowance for doubtful accounts
         of $33,465 and $22,073, respectively .........................          115,857           115,221
      Factor reserve ..................................................          110,006            56,466
      Prepaid expenses and other current assets .......................           13,091            10,456
                                                                            ------------      ------------
Total current assets ..................................................          251,222           192,141
Other non-current assets ..............................................            3,824             5,581
Property and equipment, net of accumulated depreciation of $856,826
      and $832,189, respectively ......................................          249,583           245,137
Assets under capital leases, net of accumulated amortization of
      $89,937 and $74,961, respectively ...............................           56,395            69,295
                                                                            ------------      ------------
Total assets ..........................................................          561,024           512,154
                                                                            ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Trade accounts payable ..........................................           71,195           110,774
      Payable to clients ..............................................            1,666             1,495
      Accrued liabilities .............................................          187,038           173,348
      Current portion of capital lease obligations ....................           73,278            78,480
      Current portion of notes payable ................................           38,165            53,874
                                                                            ------------      ------------
Total current liabilities .............................................          371,342           417,971
Long term capital lease obligations, excluding current portion ........           15,930            31,590
Long term notes payable, excluding current portion ....................          133,224           133,894
Deferred revenue - PEDC ...............................................          192,000           192,000
                                                                            ------------      ------------
Total liabilities .....................................................          712,496           775,455
                                                                            ------------      ------------

Stockholders' equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,015,764 shares outstanding ................................          290,157           290,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .....................               --                --
      Less treasury stock at cost, 305,547 shares .....................         (221,881)         (221,881)
      Additional paid-in capital ......................................       18,783,254        18,783,254
      Retained deficit ................................................      (19,003,002)      (19,114,831)
                                                                            ------------      ------------
         Total stockholders' equity (deficit) .........................         (151,472)         (263,301)
                                                                            ------------      ------------
         Total liabilities and stockholders' equity (deficit) .........     $    561,024      $    512,154
                                                                            ============      ============



        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------     ------------
REVENUES:
      Billing and collection services ............     $    681,536     $    506,011
      Other revenues .............................           12,783           10,986
                                                       ------------     ------------
         Total revenues ..........................          694,319          516,997

EXPENSES:
      Wages and benefits .........................          394,833          443,706
      Selling, general and administrative ........          119,258          137,109
      Office, vehicle and equipment rental .......            6,699           28,532
      Depreciation and amortization ..............           24,832           26,797
      Professional fees ..........................           14,697           10,381
      Interest, net ..............................           10,780            8,650
      Provision for doubtful accounts ............           11,392           (1,561)
                                                       ------------     ------------
         Total expenses ..........................          582,491          653,614
                                                       ------------     ------------

NET INCOME (LOSS) ................................     $    111,828     $   (136,617)

BASIC EARNINGS (LOSS) PER COMMON SHARE:

      Net income (loss) ..........................     $      .0039     $     (.0048)
                                                       ============     ============

Weighted average shares outstanding ..............       28,710,217       28,710,217
DILUTED EARNINGS (LOSS) PER COMMON SHARE:

      Net income (loss) ..........................     $      .0036     $     (.0048)
                                                       ============     ============

Weighted average shares outstanding ..............       30,710,217       28,710,217


        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ........................................................     $    111,828      $   (136,617)
      Adjustments to reconcile net income (loss) to net cash  provided by
      (used in) operating activities:
              Amortization of assets under capital leases ......................           12,900            14,976
              Depreciation of fixed assets .....................................           11,932            11,821
              Provision for doubtful accounts ..................................           11,392            (1,561)
              PEDC incentives ..................................................          (12,750)               --
          Changes in assets and liabilities:
              (Increase) decrease in restricted cash ...........................               41           (58,017)
              (Increase) decrease in accounts receivable, gross ................          (12,028)           25,466
              (Increase) in factor reserve .....................................          (53,540)          (34,077)
              (Increase) decrease in prepaid expenses and other assets .........             (878)           34,125
              Increase (decrease) in accounts payable ..........................          (39,579)           15,361
              Increase (decrease) in payable to clients ........................              172            58,017
              Increase in accrued liabilities ..................................           13,690             2,902
                                                                                     ------------      ------------
Net cash provided by (used in) operating activities ............................           43,180           (67,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment ......................................          (16,379)               --
                                                                                     ------------      ------------
Net cash used in investing activities ..........................................          (16,379)               --
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ...................................          (20,862)          (18,947)
      Repayment of promissory note .............................................           (3,628)          (12,481)
                                                                                     ------------      ------------
Net cash (used in) financing activities ........................................          (24,490)          (31,428)
                                                                                     ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................            2,311           (99,032)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................            7,791           121,702
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $     10,102      $     22,670
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest .........................................................     $     10,780      $      8,650




        The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United MoneyCorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000 included in the Company's Form 10-K.

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

                                 FACTOR RESERVE

     The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The breakdown of the required and available reserve included in the Factor Reserve as of March 31, 2001 and December 31, 2000 was as follows:

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2001             2000
                                                                 ------------     ------------

REQUIRED RESERVE ...........................................     $     32,565     $     53,092
AVAILABLE RESERVE ..........................................           77,441            3,374
                                                                 ------------     ------------
FACTOR RESERVE AT END OF PERIOD ............................     $    110,006     $     56,466
                                                                 ============     ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

compliance statement for forward-looking statements included as Exhibit 99.1 to this Form 10-Q and are incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                         2001                  2000                                1999                            1998
                        -------   ---------------------------------   ---------------------------------  ------------------------
                        QUARTER               QUARTER                             QUARTER                        QUARTER
                        -------   ---------------------------------   ---------------------------------  ------------------------
                         First    Fourth   Third    Second   First    Fourth   Third    Second   First   Fourth   Third    Second
                        -------   ------   ------   ------   ------   ------   ------   ------   ------  ------   ------   ------
Number of Claims
 Accepted for
  Processing:
    Ongoing              18,473   12,637   12,744   38,702   44,311   40,118   53,655   47,525   45,265  48,722   48,162   49,742
    Backlog                  --    3,252    9,135   10,928    2,219       --       --       --       --      --        1       72
                         ------   ------   ------   ------   ------   ------   ------   ------   ------  ------   ------   ------
     Total               18,473   15,889   21,909   49,630   46,530   40,118   53,655   47,525   45,265  48,722   48,163   49,814

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing               7,479   10,571   10,186   28,801   35,581   28,919   33,947   29,360   28,817  33,401   30,116   30,087
    Backlog                  --    1,777    6,216    2,987    4,789       --       --       --       --      --       --       17
                         ------   ------   ------   ------   ------   ------   ------   ------   ------  ------   ------   ------
     Total                7,479   12,348   16,402   31,788   40,370   28,919   33,947   29,360   28,817  33,401   30,116   30,104

 Collection $
    (000's)
    Ongoing               3,736    3,730    7,092   12,343   12,568   14,349   13,503   12,436   12,531  11,613   11,738   11,215
    Backlog                 910    1,636    1,561    1,112       --       --       --       --       --      --        9      156
                         ------   ------   ------   ------   ------   ------   ------   ------   ------  ------   ------   ------
     Total                4,646    5,366    8,653   13,455   12,568   14,349   13,503   12,436   12,531  11,613   11,747   11,371

  Fees Earned
    (000's)
    Ongoing                 257      132      239      370      412      637      721      675      771     631      681      729
    Backlog                  87      123      155      137       --       --       --       --       --      --        1       11
                         ------   ------   ------   ------   ------   ------   ------   ------   ------  ------   ------   ------
     Total                  344      255      394      507      412      637      721      675      771     631      682      740

 Average Fee %
    Ongoing                 6.8%     3.5%     3.3%     3.0%     3.3%     4.4%     5.3%     5.4%     6.2%    5.4%     5.8%     6.4%
    Backlog                 9.5%     7.5%     9.9%    12.3%      --       --       --       --       --      --     11.0%     7.1%

         For Ongoing claims, there is typically a time lag of approximately 5 to 90 days from contract execution to complete development of system interfaces and definition of procedural responsibilities with customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Once the customer begins transmitting claims to the Company, there is usually a time lag of 30 to 90 days between transmission of claims to third party payers and collection of those claims from payers.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized for UMY.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                         2001                   2000                                1999                            1998
                        -------   ---------------------------------   ---------------------------------   ------------------------
                        QUARTER                QUARTER                             QUARTER                        QUARTER
                        -------   ---------------------------------   ---------------------------------   ------------------------
                         First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                        -------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Number of
Accounts  Accepted
  for Collection:        27,678   39,046   44,968   12,194   15,642    6,937    3,315   10,987   14,626   26,024   31,861   22,130

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)              20,630   25,767   26,289    9,826    9,090    2,598    1,465    4,513    7,281   12,282   11,664   12,370

 Collection $
    (000's)               3,329    2,675      780      682      401      186      264      917      930    1,321    2,282    2,653

  Fees Earned
    (000's)                 335      276      109      106       72       39       45      110      137      150      232      263

 Average Fee %             10.1%    10.3%    14.0%    15.5%    18.0%    21.0%    17.0%    12.0%    14.7%    11.4%    10.2%     9.9%

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

                              RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                        Three Months
                                                       Ended March 31,
                                                 --------------------------
                                                    2001            2000
                                                 ----------      ----------

Revenue ....................................          100.0%          100.0%
                                                 ----------      ----------

  Wages and benefits .......................           56.8            85.8
  Selling, general and administrative ......           17.2            26.5
  Office, vehicle and equipment rental .....            1.0             5.5
  Depreciation and amortization ............            3.6             5.2
  Professional fees ........................            2.1             2.0
  Interest, net, ...........................            1.6             1.7
  Provision for doubtful accounts ..........            1.6             0.3
                                                 ----------      ----------
  Total expenses ...........................           83.9           127.0
                                                 ----------      ----------
  Net income (loss) ........................           16.1%          (27.0)%
                                                 ==========      ==========

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



COMPARISON OF THE QUARTER ENDED MARCH 31, 2001 TO THE QUARTER ENDED MARCH 31,
2000

         REVENUES increased $183,000, or 35% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $257,000 in the current quarter decreased by $153,000 compared to the same quarter in 2000 primarily due to the effect of the previously disclosed loss of the Washington Hospital Center (WHC) contract. The WHC contract provided no revenues in the current quarter, compared to revenues of $242,000 provided during the first quarter of 2000.

o Backlog Accounts Receivable Management Services revenue of $87,000 in the current quarter increased by $87,000 compared to the same quarter in 2000 of which all was due to a medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. Such revenues from this customer will steadily decline in future quarters, as the backlog inventory is reduced. There can be no assurance that these revenues will be replaced with revenues from other customers.

o Collection Agency Services revenue of $335,000 in the current quarter increased by $263,000 compared to the same quarter of 2000 primarily due to a collection agency services contract executed October 13, 2000 with the same major hospital system in New Mexico.

o Other Income of $13,000 in the current quarter increased by $13,000 compared to the same quarter in 2000 due to incentive income received from the Pampa Economic Development Corporation (PEDC) pursuant to the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000 by UMC and the PEDC.

         WAGES AND BENEFITS expense decreased $49,000 or 11% due to the lower cost of labor in Pampa as compared to Dallas, and UMC's discontinuation of its agreement with Administaff (a professional employer organization) in December of 2000. Although UMC's wage and benefits expense decreased, the average monthly headcount increased from 43 during the first quarter of 2000 to 52 during the current quarter.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $18,000 or 13% primarily due to the reversal of previously accrued expenses.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $22,000 or 77% primarily due to the move of UMC's operations from Dallas to Pampa. UMC leased its previous operations center in Dallas at a cost of approximately $7,500 per month. UMC owns its new operations center in Pampa through financing guaranteed by the PEDC (as previously disclosed).

         INTEREST expense increased $2,000 or 23% due to a higher average balance of net cash employed under the Company's factoring agreement in the current quarter than the same quarter of the previous year.

         PROVISION FOR DOUBTFUL ACCOUNTS expense increased $12,953 due to the establishment of a reserve for accounts receivable from a new customer that is experiencing financial difficulties.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         NET INCOME for the current quarter increased to $111,828 from a net loss of $136,617 for the same quarter in the previous year, due to the combination of the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, the Company's liquid assets, consisting of cash, totaled $10,102 compared to $7,791 at December 31, 2000. The working capital deficit was $120,000 and $226,000 at March 31, 2001 and December 31, 2000, respectively.

         Operating activities from continuing operations during the current quarter provided cash of $43,000, compared to cash of $68,000 used by operating activities during the same period of 2000. This increase is primarily due to net income from operations during the current quarter.

         Cash of $16,000 was expended on investing activities during the current quarter for the purchase of equipment and software. No cash was expended on investing activities during the same period of 2000.

         Financing activities during the current quarter used cash of $25,000 and consisted of principal payments totaling $4,000 for notes payable and principal payments on capital lease obligations totaling $21,000. Financing activities during the same quarter of 2000 used cash of $31,000 and consisted of principal payments totaling $12,000 for notes payable and principal payments on capital lease obligations totaling $19,000.

         During the current quarter, cash flow from operations was adequate to cover all working capital and liquidity requirements.

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


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By:      /s/ Nathan E. Bailey                               Date: May 10, 2001
         ----------------------------------                       ------------
         Nathan E. Bailey
         Corporate Controller
            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   99.1                  Safe Harbor Compliance Statement for Forward-Looking
                         Statements