Form 10-Q
period 2001-06-30
UNITED MEDICORP INC
filed 2001-08-10
CIK 831460

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-10418



                              UNITED MEDICORP, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     75-2217002
               --------                                     ----------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


         200 N. CUYLER STREET
             PAMPA, TEXAS                                      79065
             ------------                                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (806)669-9223


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       As of August 10, 2001, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001




                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

          Consolidated Balance Sheets at June 30, 2001 and
                December 31, 2000........................................     1

          Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2001 and 2000........     2

          Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2001 and 2000......................     3

          Notes to the Consolidated Financial Statements.................     4

ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................     4




                      PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................    10
ITEM 2.   Changes in Securities..........................................    10
ITEM 3.   Defaults Upon Senior Securities................................    10
ITEM 4.   Submission of Matters to a Vote of Security Holders............    10
ITEM 5.   Other Information..............................................    10
ITEM 6.   Exhibits and Reports on Form 8-K...............................    10

Signatures...............................................................    10

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)       (AUDITED)
                                                                          JUNE 30,        DECEMBER 31,
                                                                            2001              2000
                                     ASSETS                             ------------      ------------
Current assets:
       Cash and cash equivalents ..................................     $      2,369      $      7,791
       Restricted cash ............................................            1,416             2,207
       Accounts receivable, net of allowance for doubtful accounts
           of $22,073 .............................................          166,516           115,221
       Factor reserve .............................................           80,179            56,466
       Prepaid expenses and other current assets ..................           12,953            10,456
                                                                        ------------      ------------
Total current assets ..............................................          263,433           192,141
Other non-current assets ..........................................            4,262             5,581
Property and equipment, net of accumulated depreciation of $856,492
       and $832,189 respectively ..................................          289,178           245,137
Assets under capital leases, net of accumulated amortization of
       $163,390 and $138,365, respectively ........................           44,271            69,295
                                                                        ------------      ------------
Total assets ......................................................          601,144           512,154
                                                                        ============      ============

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
       Trade accounts payable .....................................           55,088           110,774
       Payable to clients .........................................            8,520             1,495
       Accrued liabilities ........................................          204,331           173,348
       Current portion of capital lease obligations ...............           68,364            78,480
       Current portion of notes payable ...........................           29,764            53,874
                                                                        ------------      ------------
Total current liabilities .........................................          366,067           417,971
Long term capital lease obligations, excluding current portion ....             --              31,590
Long term notes payable, excluding current portion ................          141,232           133,894
Deferred revenue - PEDC ...........................................          192,000           192,000
                                                                        ------------      ------------
Total liabilities .................................................          699,299           775,455
                                                                        ------------      ------------
Stockholder's equity (deficit):
       Common stock; $0.01 par value; 50,000,000 shares authorized;
           29,515,764 shares outstanding ..........................          290,157           290,157
       10% Cumulative convertible preferred stock; $0.01 par value;
           5,000,000 shares authorized; none issued ...............             --                --
       Less treasury stock at cost, 305,547 .......................         (221,881)         (221,881)
       Additional paid-in capital .................................       18,783,254        18,783,254
       Retained deficit ...........................................      (18,949,685)      (19,114,831)
                                                                        ------------      ------------
Total stockholder's equity (deficit) ..............................          (98,155)         (263,301)
                                                                        ------------      ------------
Total liabilities and stockholder's equity (deficit) ..............     $    601,144      $    512,154
                                                                        ============      ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                ------------------------------      -----------------------------
                                                    2001              2000              2001             2000
                                                ------------      ------------      ------------     ------------
Revenues:
       Billing and collection services ....     $    704,563      $    625,938      $  1,386,099     $  1,132,225
       Other revenues .....................           23,080              --              35,863           10,710
                                                ------------      ------------      ------------     ------------
           Total revenues .................          727,643           625,938         1,421,962        1,142,935

Expenses:
       Wages and benefits .................          486,560           439,632           881,392          883,338
       Selling, general and administrative           146,897           127,765           266,155          264,874
       Depreciation and amortization ......           24,495            30,585            49,328           57,382
       Office, vehicle and equipment rental            2,621            25,267             9,321           53,799
       Professional fees ..................           13,987             8,905            28,684           19,286
       Interest, net ......................           11,157            10,135            21,936           18,785
       Provision for doubtful accounts ....          (11,392)            8,044              --              6,483
                                                ------------      ------------      ------------     ------------
       Total expenses .....................          674,325           650,333         1,256,816        1,303,947
                                                ------------      ------------      ------------     ------------
Net income (loss) .........................     $     53,318      $    (24,395)     $    165,146     $   (161,012)
                                                ============      ============      ============     ============

Basic earnings (loss) per common share:

       Net income (loss) ..................     $     0.0018      $    (0.0008)     $     0.0057     $    (0.0056)
                                                ============      ============      ============     ============

Weighted average shares outstanding .......       29,210,217        28,710,217        29,210,217       28,710,217
Diluted earnings (loss) per common share:

       Net income (loss) ..................     $     0.0017      $    (0.0008)     $     0.0054     $    (0.0056)
                                                ============      ============      ============     ============

Weighted average shares outstanding .......       30,710,217        28,710,217        30,710,217       28,710,217







             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ------------------------
                                                                                 2001           2000
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) ................................................     $ 165,146      $(161,012)
       Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
                Amortization of assets under capital leases .............        25,026         31,008
                Depreciation of fixed assets ............................        24,302         26,374
Provision for doubtful accounts .........................................          --            6,483
                PEDC incentives .........................................       (27,625)          --
           Changes in assets and liabilities:
                (Increase) in restricted cash ...........................          (792)          (937)
                (Increase) decrease in accounts receivable, gross .......       (51,295)        36,352
                (Increase) in factor reserve ............................       (23,713)       (16,286)
                Decrease in prepaid expenses and other assets ...........           402         39,365
                Increase (decrease) in accounts payable .................       (55,686)         3,446
                Increase in payable to clients ..........................         7,025            171
                Increase in deferred revenue ............................          --           20,000
                Increase (decrease) in accrued liabilities ..............        30,984        (10,076)
                                                                              ---------      ---------
Net cash provided (used) in operating activities ........................        93,774        (25,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of furniture, equipment and improvements ................       (68,344)          --
                                                                              ---------      ---------
Net cash used in investing activities ...................................       (68,344)          --
                                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of capital lease obligations ...........................       (41,706)       (38,350)
       Repayment of notes payable .......................................        (8,762)       (24,981)
       Proceeds from auto loan ..........................................        19,616           --
                                                                              ---------      ---------
Net cash (used) in financing activities .................................       (30,852)       (63,331)
                                                                              ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (5,422)       (88,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................         7,791        121,702
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................     $   2,369      $  33,259
                                                                              =========      =========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ..................................................     $  21,936      $  18,785

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

                                 FACTOR RESERVE

       The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of June 30, 2001 and December 31, 2000 were as follows:

                                                      JUNE 30     DECEMBER 31,
                                                       2001           2000
                                                    ----------     ----------

REQUIRED RESERVE ..............................     $   49,580     $   53,092
AVAILABLE RESERVE .............................         30,599          3,374
                                                    ----------     ----------
FACTOR RESERVE AT END OF PERIOD ...............     $   80,179     $   56,466
                                                    ==========     ==========

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

       UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice.

       The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                        2001                        2000                                   1999                         1998
                  ----------------   ------------------------------------   ------------------------------------   ----------------
                       QUARTER                     QUARTER                                QUARTER                      QUARTER
                  ----------------   ------------------------------------   ------------------------------------   ----------------
                  Second    First    Fourth    Third     Second    First    Fourth    Third     Second    First    Fourth    Third
                  ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------    ------
      UMC
----------------
Number of Claims
  Accepted for
   Processing:
     Ongoing      13,136    18,473   12,637    12,744    38,702    44,311   40,118    53,655    47,525    45,265   48,722    48,162
     Backlog        --        --      3,252     9,135    10,928     2,219     --        --        --        --       --           1
                  ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------    ------
Total             13,136    18,473   15,889    21,909    49,630    46,530   40,118    53,655    47,525    45,265   48,722    48,163

 Gross $ Amount
    of Claims
  Accepted for
   Processing
    (000's):
     Ongoing       8,178     7,479   10,571    10,186    28,801    35,581   28,919    33,947    29,360    28,817   33,401    30,116
     Backlog        --        --      1,777     6,216     2,987     4,789     --        --        --        --       --        --
                  ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------    ------
Total              8,178     7,479   12,348    16,402    31,788    40,370   28,919    33,947    29,360    28,817   33,401    30,116

  Collection $
     (000's)
     Ongoing       4,307     3,736    3,730     7,092    12,343    12,568   14,349    13,503    12,436    12,531   11,613    11,738
     Backlog         387       910    1,636     1,561     1,112      --       --        --        --        --       --           9
                  ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------    ------
      Total        4,694     4,646    5,366     8,653    13,455    12,568   14,349    13,503    12,436    12,531   11,613    11,747

   Fees Earned
     (000's)
     Ongoing         290       257      132       239       370       412      637       721       675       771      631       681
     Backlog          35        87      123       155       137      --       --        --        --        --       --           1
                  ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------    ------
      Total          325       344      255       394       507       412      637       721       675       771      631       682

  Average Fee %
     Ongoing         6.7%      6.8%     3.5%      3.3%      3.0%      3.3%     4.4%      5.3%      5.4%      6.2%     5.4%      5.8%
     Backlog         9.0%      9.5%     7.5%      9.9%     12.3%     --       --        --        --        --       --        11.0%

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.
                                  (continued)

       The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized for UMY.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                      2001                          2000                                    1999                          1998
                ----------------    ------------------------------------    ------------------------------------    ----------------
                     QUARTER                      QUARTER                                 QUARTER                       QUARTER
                ----------------    ------------------------------------    ------------------------------------    ----------------
                Second     First    Fourth     Third    Second     First    Fourth     Third    Second     First    Fourth     Third
                ------    ------    ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
     UMY
---------------
 Number of
  Accounts
  Accepted for
  Collection:   42,938    27,678    39,046    44,968    12,194    15,642     6,937     3,315    10,987    14,626    26,024    31,861
Gross $ Amount
  of Accounts
  Accepted for
  Collection
  (000's)       31,045    20,630    25,767    26,289     9,826     9,090     2,598     1,465     4,513     7,281    12,282    11,664
Collection $
  (000's)        3,972     3,329     2,675       780       682       401       186       264       917       930     1,321     2,282
Fees Earned
  (000's)          379       335       276       109       106        72        39        45       110       137       150       232
Average Fee %     9.5%     10.1%     10.3%     14.0%     15.5%     18.0%     21.0%     17.0%     12.0%     14.7%     11.4%     10.2%

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

                              RESULTS OF OPERATIONS

       The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                         ----------------       ----------------
                                                          2001      2000         2001      2000
                                                         ------    ------       ------    ------
       Revenue                                             100%      100%         100%      100%
                                                         ------    ------       ------    ------

       Wages and benefits.............................       67        70           62        77
       Selling, general and administrative............       20        20           18        23
       Depreciation and amortization..................        4         5            3         5
       Office, vehicle and equipment rental...........      --          4            1         5
       Professional fees..............................        2         1            2         2
       Interest, net, and other (income) expense......        2         2            2         2
       Provision for doubtful accounts................       (2)        1          --        --
                                                         ------    ------       ------    ------
       Total expenses.................................      93        104           88       114
                                                         ------    ------       ------    ------
       Net income (loss)..............................       7%       (4%)         12%      (14%)
                                                         ======    ======       ======    ======

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.
                                  (continued)

COMPARISON OF THE QUARTER ENDED JUNE 30, 2001 TO THE QUARTER ENDED JUNE 30, 2000

       REVENUES increased $102,000, or 16% primarily due to the following:

o ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $290,000 in the current quarter decreased by $80,000 compared to the same quarter of 2000 primarily due to the effect of the previously disclosed loss of the Washington Hospital Center (WHC) contract. The WHC contract provided no revenues in the current quarter, compared to revenues of $267,000 provided during the second quarter of 2000. Revenues from other customers were $290,000 in the current quarter, compared to $103,000 in the same quarter of the previous year.

o BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $35,000 in the current quarter decreased $103,000 compared to the same quarter of 2000. The revenue for the current quarter was all provided by a medical claims management contract executed on March 22, 2000 with a major hospital system located in Mew Mexico. This contract provided revenues of $93,000 in the second quarter of 2000. UMC has worked through the majority of the inventory for this contract, and therefore the revenues have, and will continue to decrease each month. The remainder of the revenue for the second quarter of 2000 ($45,000) was due to a credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. This project was completed during the second quarter of 2000. There can be no assurance that these revenues will be replaced with revenues from other customers.

o COLLECTION AGENCY SERVICES revenue of $379,000 in the current quarter increased by $272,000 compared to the same quarter of 2000, primarily due to a collection agency services contract executed October 13, 2000 with the same major hospital system in New Mexico, and increased placements from a hospital in South Texas.

o UMCLAIMPROS revenue decreased by $11,000 compared to the same quarter of 2000. UMC had 3 active ClaimPro accounts in the second quarter of 2000, but none in the current quarter.

o OTHER revenue increased by $23,000 compared to the same quarter of 2000. Current other revenue consisted of $15,000 in incentives pursuant to the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000 by UMC and the PEDC, and consulting fees of $8,000.

       WAGES AND BENEFITS expense increased $47,000 or 11% primarily due to increased headcount as a result of increased business. During the current quarter, total monthly employee headcount averaged 69 compared to 45 during the same quarter of 2000.

       SELLING, GENERAL AND ADMINISTRATIVE expense increased $19,000 or 15% primarily due to utility costs at the Pampa Operations Center, and increased commission expense, employee training costs, and rebillable contract labor.

       DEPRECIATION AND AMORTIZATION expense decreased $6,000 or 20% primarily due to certain assets becoming fully depreciated, and the write off of the former Dallas office leasehold improvements at 12/31/00.

       OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $22,600 or 89% primarily due to the move of UMC's operations from Dallas to Pampa. UMC leased its previous operations center in Dallas at a cost of approximately $7,500 per month. UMC owns its new operations center in Pampa through financing guaranteed by the PEDC (as previously disclosed).

       PROFESSIONAL FEES increased $5,000 or 57% due to increased tax preparation, stock transfer, and filing fees.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.
                                  (continued)

       INTEREST expense increased $1,000 or 10% due to a higher average balance of net cash employed under the Company's factoring agreement in the current quarter than the same quarter of the previous year.

       PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $19,000 primarily due to the collection of previously reserved receivables in the amount of $11,000 during the current quarter, and additional reserves in the same quarter of 2000 totaling $8,000 relative to a previously disclosed termination of a customer contract.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

       REVENUES increased $279,000 or 24% primarily due to the following:

o ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $547,000 in the current six-month period decreased by $234,000 compared to the same period of 2000, primarily due to the effect of the previously disclosed loss of the Washington Hospital Center (WHC) contract. The WHC contract provided no revenues in the current six month period, compared to revenues of $509,000 provided during the first six months of 2000. The current period revenue was provided by three different contracts.

o BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES revenue of $123,000 in the current six-month period decreased $14,000 compared to the same six-month period of 2000. All of the revenue for the current period was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico. This contract provided revenues of $93,000 during the first six months of 2000. UMC has worked through the majority of the inventory for this contract, and therefore the revenues have, and will continue to decrease each month. The remainder of the revenue for the second quarter of 2000 ($45,000) was due to a credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. This project was completed during the second quarter of 2000. There can be no assurance that these revenues will be replaced with revenues from other customers.

o COLLECTION AGENCY SERVICES revenue of $714,000 in the current six-month period increased by $536,000 compared to the same six-month period of 2000, primarily due to a collection agency services contract executed October 13, 2000 with the same major hospital system in New Mexico, and increased placements from a hospital in South Texas.

o UMCLAIMPROS revenue of $2,000 in the current six-month period decreased by $33,000 compared to the same six-month period of 2000, primarily due to the move of UMC's operations to Pampa, and the allocation of employee resources to other sources of revenue.

o OTHER revenue of $36,000 during the current six-month period increased by $25,000 compared to the same six-month period of 2000, due primarily to incentive income provided by the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000 by UMC and the PEDC.

       WAGES AND BENEFITS expense decreased $2,000 or .2% despite an increase in the average monthly employee headcount from 44 in the first six-month period of 2000 to 60 during the current six-month period. UMC was able to accomplish this due to the lower cost of labor in Pampa as compared to Dallas, and UMC's discontinuation of its agreement with Administaff (a professional employer organization) in December of 2000.

       SELLING, GENERAL AND ADMINISTRATIVE expense increased $1,000 or less than 1% primarily due to the reversal of previously accrued expenses, which offset increased software maintenance and factor fee costs.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.
                                  (continued)

       DEPRECIATION AND AMORTIZATION expense decreased $8,000 or 14% primarily due to certain assets becoming fully depreciated, and the write off of the former Dallas office leasehold improvements at 12/31/00.

       OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $44,000 or 82% primarily due to the move of UMC's operations from Dallas to Pampa. UMC leased its previous operations center in Dallas at a cost of approximately $7,500 per month. UMC owns its new operations center in Pampa through financing guaranteed by the PEDC (as previously disclosed).

       PROFESSIONAL FEES increased $9,000 or 49% due to increased tax preparation, stock transfer, and filing costs.

       INTEREST, NET increased $3,000 or 16% due to a higher average balance of net cash employed under the Company's factoring agreement in the current six-month period than the same six month period of the previous year.

       PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $6,000 or 100% primarily due to reserves required during the first six-month period of 2000 pertaining to a previously disclosed termination of a customer contract.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2001, the Company's liquid assets, consisting of cash, and available factoring reserve totaled $33,000 compared to $11,000 at December 31, 2000. The working capital deficit was $103,000 and $226,000 at June 30, 2001 and December 31, 2000, respectively.

       Operating activities during the current six-month period provided cash of $94,000, compared to cash of $25,000 used by operating activities during the same period of 2000. This increase is primarily due to the net income from operations of $165,000 during the current six-month period.

       Cash of $68,000 was expended on investing activities during the current six-month period for the purchase of equipment, software, and building improvements. No cash was expended on investing activities during the same six-month period of 2000.

       Financing activities during the current six-month period used cash of $31,000 and consisted of loan proceeds for the purchase of two automobiles in the amount of $20,000, principal payments totaling $9,000 for notes payable, and principal payments on capital lease obligations totaling $42,000. Financing activities during the same six-month period of 2000 used cash of $63,000 and consisted of principal payments totaling $25,000 for notes payable and principal payments on capital lease obligations totaling $38,000.

       During the current six-month period, cash flow from operations was adequate to cover all working capital and liquidity requirements.

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

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)


By: /s/ Nathan E. Bailey                           Date: August 10, 2001
    ------------------------------                       ---------------
    Nathan E. Bailey
    Corporate Controller
    (Principal Accounting Officer)