Form 10-Q
period 2001-09-30
UNITED MEDICORP INC
filed 2001-11-06
CIK 831460

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of November 5, 2001, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                          PART I - FINANCIAL INFORMATION

ITEM  1.     Financial Statements

             Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.....................    1

             Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 2001 and 2000............................................................    2

             Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2001 and 2000...........................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    5

                                            PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   11
ITEM 2.      Changes in Securities.......................................................................   11
ITEM 3.      Defaults Upon Senior Securities.............................................................   11
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   11
ITEM 5.      Other Information...........................................................................   11
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   11

Signatures   ............................................................................................   12

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)         (AUDITED)
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       -------------      ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents ...................................     $      5,635      $      7,791
      Restricted cash .............................................              761             2,207
      Accounts receivable, net of allowance for doubtful accounts
         of $22,073 ...............................................          182,892           115,221
      Factor reserve ..............................................           65,573            56,466
      Prepaid expenses and other current assets ...................           11,354            10,456
                                                                        ------------      ------------
Total current assets ..............................................          266,215           192,141
Other non-current assets ..........................................            4,262             5,581
Property and equipment, net of accumulated depreciation of $870,146
      and $832,189 respectively ...................................          293,923           245,137
Assets under capital leases, net of accumulated amortization of
      $175,481 and $138,365, respectively .........................           32,179            69,295
                                                                        ------------      ------------
Total assets ......................................................          596,579           512,154
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
      Trade accounts payable ......................................           62,322           110,774
      Payable to clients ..........................................              804             1,495
      Accrued liabilities .........................................          188,173           173,348
      Current portion of capital lease obligations ................           49,790            78,480
      Current portion of notes payable ............................           33,875            53,874
                                                                        ------------      ------------
Total current liabilities .........................................          334,964           417,971
Long term capital lease obligations, excluding current portion ....               --            31,590
Long term notes payable, excluding current portion ................          103,709           133,894
Deferred revenue - PEDC ...........................................          192,000           192,000
                                                                        ------------      ------------
Total liabilities .................................................          630,673           775,455
                                                                        ------------      ------------

Stockholder's deficit:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 shares outstanding ............................          290,157           290,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................               --                --
      Less treasury stock at cost, 305,547 ........................         (221,881)         (221,881)
      Additional paid-in capital ..................................       18,783,254        18,783,254
      Retained deficit ............................................      (18,885,624)      (19,114,831)
                                                                        ------------      ------------
Total stockholder's deficit .......................................          (34,094)         (263,301)
                                                                        ------------      ------------
Total liabilities and stockholder's deficit .......................     $    596,579      $    512,154
                                                                        ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -----------------------------      -----------------------------
                                                      2001             2000              2001             2000
                                                  ------------     ------------      ------------     ------------
Revenues:
      Billing and collection services .......     $    673,900     $    513,177      $  2,060,000     $  1,645,111
      Other revenues ........................           42,146           42,633            78,009           53,635
                                                  ------------     ------------      ------------     ------------
         Total revenues .....................          716,046          555,810         2,138,009        1,698,746

Expenses:
      Wages and benefits ....................          470,435          386,262         1,351,827        1,269,600
      Selling, general and administrative ...          135,161          141,437           401,316          406,612
      Depreciation and amortization .........           25,745           28,092            75,073           85,474
      Office, vehicle and equipment rental ..            2,706           28,199            12,027           81,998
      Professional fees .....................           10,785           12,522            39,470           31,536
      Interest, net .........................            7,153            8,086            29,089           26,871
      Provision for doubtful accounts .......               --              139                --            6,623
                                                  ------------     ------------      ------------     ------------
      Total expenses ........................          651,985          604,737         1,908,802        1,908,714
                                                  ------------     ------------      ------------     ------------
Net income (loss) ...........................     $     64,061     $    (48,927)     $    229,207     $   (209,968)
                                                  ============     ============      ============     ============

Basic earnings (loss) per common share:

      Net income (loss) .....................     $     0.0022     $    (0.0017)     $     0.0078     $    (0.0073)
                                                  ============     ============      ============     ============

Weighted average shares outstanding .........       29,210,217       28,710,217        29,210,217       28,710,217
Diluted earnings (loss) per common share:

      Net income (loss) .....................     $     0.0021     $    (0.0017)     $     0.0074     $    (0.0073)
                                                  ============     ============      ============     ============

Weighted average shares outstanding .........       30,857,609       28,710,217        30,746,902       28,710,217


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) .....................................................     $    229,207      $   (209,968)
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
              Amortization of assets under capital leases ...................           37,116            46,720
              Depreciation of fixed assets ..................................           37,957            38,752
              Provision for doubtful accounts ...............................               --             6,623
              PEDC incentives ...............................................          (40,000)               --
      Changes in assets and liabilities:
              (Increase) decrease in restricted cash ........................            1,447            (5,215)
              (Increase) in accounts receivable, gross ......................          (67,671)           (7,001)
              (Increase) in factor reserve ..................................           (9,107)          (19,257)
              Decrease in prepaid expenses and other assets .................              420            42,501
              Increase (decrease) in accounts payable .......................          (48,452)           38,913
              Increase (decrease) in payable to clients .....................             (690)            4,378
              Increase in deferred revenue ..................................               --           192,000
              Increase (decrease) in accrued liabilities ....................           14,824           (69,188)
                                                                                  ------------      ------------
Net cash provided by operating activities ...................................          155,051            59,258

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Pampa Building ............................................               --          (153,006)
      Purchase of furniture, equipment and improvements .....................          (86,743)          (42,093)
                                                                                  ------------      ------------
Net cash used in investing activities .......................................          (86,743)         (195,099)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ................................          (60,280)          (58,690)
      Repayment of notes payable ............................................          (29,800)          (37,677)
      Proceeds from mortgage loan ...........................................               --           137,000
      Net proceeds from auto loan ...........................................           19,616                --
                                                                                  ------------      ------------
Net cash provided by (used) in financing activities .........................          (70,464)           40,363
                                                                                  ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS .......................................           (2,156)          (95,478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................            7,791           121,702
                                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $      5,635      $     26,224
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ......................................................     $     29,089      $     26,871


              The accompanying notes are an integral part of these
                        consolidated financial statements

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                                 FACTOR RESERVE

         The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of September 30, 2001 and December 31, 2000 were as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2001             2000
                                                 -------------    ------------

REQUIRED RESERVE ...........................     $     47,626     $     53,092
AVAILABLE RESERVE ..........................           17,947            3,374
                                                 ------------     ------------
FACTOR RESERVE AT END OF PERIOD ............     $     65,573     $     56,466
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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                   EFFECT OF THE EVENTS OF SEPTEMBER 11, 2001

         Although neither UMC or any of its customers were directly harmed by the terrorist attacks of September 11, 2001, the Company did experience a significant reduction in collections and fees as a result of these events. The effect of these events, combined with a seasonal downturn in placements from two major customers resulted in a reduction in Collection Agency Services revenue of almost 40% in September of 2001 as compared to August of 2001. In response to this downturn, UMC reduced its headcount by 7 full time and 7 part time employees in October 2001. Effective October 1, 2001, UMC also implemented a temporary 15% across the board wage and salary reduction and discontinued the accrual of paid time off (PTO) for all employees. This wage and salary reduction and the PTO accrual will be restored to UMC employees in part or in whole following the closing of the Company's accounting process each month (beginning with October 2001) based upon the attainment of certain profit goals. These reductions will remain in place until such time as management deems that operating conditions permit a return to normal employee pay and benefits.

         Management believes that the actions taken are sufficient to bring expenses in line with current revenues, and to prevent an operating loss for the fourth quarter of 2001. However, there can be no assurance that revenues will not continue to decline as a result of the events of September 11, 2001, or that there will not be further terrorist actions that will have further negative impact on the Collection Agency Services revenues of UMC.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

         UMC derives its primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC's revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice.

         The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                 2001                               2000                                   1999              1998
                       -----------------------    ------------------------------------   ---------------------------------  -------
                               QUARTER                           QUARTER                                  QUARTER           QUARTER
                       -----------------------    ------------------------------------   ---------------------------------  -------
                       Third   Second   First     Fourth    Third     Second    First    Fourth   Third    Second   First   Fourth
                       ------  ------   ------    ------    ------    ------    ------   ------   ------   ------   ------  -------

Number of Claims
  Accepted for
   Processing:
    Ongoing            11,905  13,136   18,473    12,637    12,744    38,702    44,311   40,118   53,655   47,525   45,265  48,722
    Backlog                --      --       --     3,252     9,135    10,928     2,219       --       --       --       --      --
                       ------  ------   ------    ------    ------    ------    ------   ------   ------   ------   ------  ------
     Total             11,905  13,136   18,473    15,889    21,909    49,630    46,530   40,118   53,655   47,525   45,265  48,722

 Gross $ Amount
    of Claims
  Accepted for
   Processing
    (000's):
    Ongoing             8,864   8,178    7,479    10,571    10,186    28,801    35,581   28,919   33,947   29,360   28,817  33,401
    Backlog                --      --       --     1,777     6,216     2,987     4,789       --       --       --       --      --
                       ------  ------   ------    ------    ------    ------    ------   ------   ------   ------   ------  ------
     Total              8,864   8,178    7,479    12,348    16,402    31,788    40,370   28,919   33,947   29,360   28,817  33,401

  Collection $
     (000's)
    Ongoing             4,147   4,307    3,736     3,730     7,092    12,343    12,568   14,349   13,503   12,436   12,531  11,613
    Backlog                80     387      910     1,636     1,561     1,112        --       --       --       --       --      --
                       ------  ------   ------    ------    ------    ------    ------   ------   ------   ------   ------  ------
      Total             4,227   4,694    4,646     5,366     8,653    13,455    12,568   14,349   13,503   12,436   12,531  11,613

   Fees Earned
     (000's)
    Ongoing               298     290      257       132       239       370       412      637      721      675      771     631
    Backlog                13      35       87       123       155       137        --       --       --       --       --      --
                       ------  ------   ------    ------    ------    ------    ------   ------   ------   ------   ------  ------
      Total               311     325      344       255       394       507       412      637      721      675      771     631

  Average Fee %
    Ongoing               7.2%    6.7%     6.8%      3.5%      3.3%      3.0%      3.3%     4.4%     5.3%     5.4%     6.2%    5.4%
    Backlog              16.3%    9.0%     9.5%      7.5%      9.9%     12.3%       --       --       --       --       --      --

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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


         The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                  2001                          2000                                    1999               1998
                       ------------------------   ---------------------------------   ---------------------------------   -------
                                QUARTER                        QUARTER                                 QUARTER            QUARTER
                       ------------------------   ---------------------------------   ---------------------------------   -------
                       Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth
                       ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   -------

     Number of
Accounts Accepted
  for Collection:      29.469   42,938   27,678   39,046   44,968   12,194   15,642    6,937    3,315   10,987   14,626   26,024

  Gross $ Amount
    of Accounts
   Accepted for
    Collection
      (000's)          21,734   31,045   20,630   25,767   26,289    9,826    9,090    2,598    1,465    4,513    7,281   12,282

   Collection $
      (000's)           3,867    3,972    3,329    2,675      780      682      401      186      264      917      930    1,321

    Fees Earned
      (000's)             363      379      335      276      109      106       72       39       45      110      137      150

   Average Fee %          9.3%     9.5%    10.1%    10.3%    14.0%    15.5%    18.0%    21.0%    17.0%    12.0%    14.7%    11.4%

         For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer. In many cases, collection accounts are transferred via hard copy media, which requires UMC employees to manually enter collection account data into the UMC system. Collection fee percentages charged to the customer vary depending on the service provided, the age and average balance of accounts.

                              RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            --------------------------       --------------------------
                                                               2001            2000             2001            2000
                                                            ----------      ----------       ----------      ----------
     Revenue ..........................................            100%            100%             100%            100%
                                                            ----------      ----------       ----------      ----------

     Wages and benefits ...............................             66              70               63              75
     Selling, general and administrative ..............             19              26               19              24
     Depreciation and amortization ....................              4               5                3               5
     Office, vehicle and equipment rental .............             --               5                1               5
     Professional fees ................................              1               2                2               2
     Interest, net, and other (income) expense ........              1               1                1               1
                                                            ----------      ----------       ----------      ----------
     Total expenses ...................................             91             109               89             112
                                                            ----------      ----------       ----------      ----------
     Net income (loss) ................................              9%             (9%)             11%            (12%)
                                                            ==========      ==========       ==========      ==========

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2001 TO THE QUARTER ENDED SEPTEMBER 30, 2000

       REVENUES increased $166,000, or 30% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $298,000 in the current quarter increased by $59,000 compared to the same quarter of 2000 primarily due to the effect of the previously disclosed loss of the Washington Hospital Center (WHC) contract, and increased fees from other major customers. The WHC contract provided no revenues in the current quarter, compared to revenues of $115,000 provided during the third quarter of 2000. Revenues from other customers were $298,000 in the current quarter, compared to $123,000 in the same quarter of the previous year.

o Backlog Accounts Receivable Management Services revenue of $13,000 in the current quarter decreased $142,000 compared to the same quarter of 2000. The revenue for the current quarter was all provided by a medical claims management contract executed on March 22, 2000 with a major hospital system located in Mew Mexico. This contract provided revenues of $155,000 in the third quarter of 2000. UMC has worked through the majority of the inventory for this contract, and therefore the revenues have, and will continue to decrease each month. There can be no assurance that these revenues will be replaced with revenues from other customers.

o Collection Agency Services revenue of $363,000 in the current quarter increased by $253,000 compared to the same quarter of 2000, primarily due to a collection agency services contract executed October 13, 2000 with the same major hospital system in New Mexico, and increased placements from a hospital in South Texas.

o UMClaimPros revenue decreased by $9,000 compared to the same quarter of 2000. UMC had 1 active ClaimPro account in the third quarter of 2000, but none in the current quarter.

o Other revenue was $42,000 in both the current quarter, and the same quarter of 2000. Current other revenue consisted of $42,000 in incentives pursuant to the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000 by UMC and the PEDC. Other revenue during the third quarter of 2000 consisted of MIS programming fees of $33,000, and consulting fees of $9,000.

         WAGES AND BENEFITS expense increased $84,000 or 22% primarily due to increased headcount as a result of increased business. During the current quarter, total monthly employee headcount averaged 67 compared to 42 during the same quarter of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE expense decreased $6,000 or 4% primarily due to the costs associated with training new Pampa employees in Dallas during the third quarter of 2000.

         DEPRECIATION AND AMORTIZATION expense decreased $2,000 or 8% primarily due to certain assets becoming fully depreciated and the write off of the former Dallas office leasehold improvements at 12/31/00.

         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $25,000 or 90% primarily due to the move of UMC's operations from Dallas to Pampa. UMC leased its previous operations center in Dallas at a cost of approximately $7,500 per month. UMC owns its new operations center in Pampa through financing guaranteed by the PEDC (as previously disclosed). During 2000, UMC also incurred monthly lease expense of approximately $900 for two company automobiles. UMC purchased these autos in April of 2001 (at the end of the lease term) which has further reduced rental expense.

         PROFESSIONAL FEES decreased $2,000 or 14% due to legal fees incurred during the third quarter of 2000. No legal fees were incurred during the current quarter.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


         INTEREST expense decreased $1,000 or 12% due primarily to the lowering of the fed rate.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

       REVENUES increased $445,000 or 26% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $845,000 in the current nine-month period decreased by $174,000 compared to the same period of 2000, primarily due to the effect of the previously disclosed loss of the Washington Hospital Center (WHC) contract. The WHC contract provided no revenues in the current nine month period, compared to revenues of $649,000 provided during the first nine months of 2000. The current period revenue was provided by three different contracts.

o Backlog Accounts Receivable Management Services revenue of $135,000 in the current nine-month period decreased $158,000 compared to the same nine-month period of 2000. All of the revenue for the current period was due to the medical claims management contract executed on March 22, 2000, with a major hospital system located in New Mexico. This contract provided revenues of $248,000 during the first nine months of 2000. UMC has worked through the majority of the inventory for this contract, and therefore the revenues have, and will continue to decrease each month. The remainder of the revenue for the second quarter of 2000 ($45,000) was due to a credit balance resolution services agreement executed on April 14, 2000, with an orthopedic clinic located in North Carolina. This project was completed during the second quarter of 2000. There can be no assurance that these revenues will be replaced with revenues from other customers.

o Collection Agency Services revenue of $1,077,000 in the current nine-month period increased by $789,000 compared to the same nine-month period of 2000, primarily due to a collection agency services contract executed October 13, 2000 with the same major hospital system in New Mexico, and increased placements from a hospital in South Texas.

o UMClaimPros revenue of $2,000 in the current nine-month period decreased by $42,000 compared to the same nine-month period of 2000, primarily due to the move of UMC's operations to Pampa, and the allocation of employee resources to other sources of revenue.

o Other revenue of $70,000 during the current nine-month period increased by $17,000 compared to the same six-month period of 2000, due primarily to incentive income provided by the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000 by UMC and the PEDC.

         WAGES AND BENEFITS expense increased $82,000 or 6% due to an increase in the average monthly employee headcount from 43 in the first nine-month period of 2000 to 62 during the current nine-month period. Despite the 44% increase in headcount, UMC was able to hold the expense increase to only 6% due to the lower cost of labor in Pampa as compared to Dallas, and UMC's discontinuation of its agreement with Administaff (a professional employer organization) in December of 2000.

         DEPRECIATION AND AMORTIZATION expense decreased $10,000 or 12% primarily due to certain assets becoming fully depreciated, and the write off of the former Dallas office leasehold improvements at 12/31/00.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


         OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $70,000 or 85% primarily due to the move of UMC's operations from Dallas to Pampa. UMC leased its previous operations center in Dallas at a cost of approximately $7,500 per month. UMC owns its new operations center in Pampa through financing guaranteed by the PEDC (as previously disclosed). During 2000, UMC also incurred monthly lease expense of approximately $900 for two company automobiles. UMC purchased these autos in April of 2001 (at the end of the lease term) which has further reduced rental expense.

         PROFESSIONAL FEES increased $8,000 or 25% due to increased tax preparation, stock transfer, and filing costs.

         INTEREST, NET increased $2,000 or 8% due to a higher average balance of net cash employed under the Company's factoring agreement in the current nine-month period than the same nine month period of the previous year.

         PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $6,000 or 100% primarily due to reserves required during the first six-month period of 2000 pertaining to a previously disclosed termination of a customer contract.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, the Company's liquid assets, consisting of cash, and available factoring reserve totaled $24,000 compared to $11,000 at December 31, 2000. The working capital deficit was $69,000 and $226,000 at September 30, 2001 and December 31, 2000, respectively.

         Operating activities during the current nine-month period provided cash of $155,000, compared to cash of $59,000 provided by operating activities during the same period of 2000. This increase is primarily due to the net income from operations of $229,000 during the current nine-month period.

         Cash of $87,000 was expended on investing activities during the current nine-month period for the purchase of equipment, software, and building improvements. $195,000 was expended on investing activities during the same nine-month period of 2000.

         Financing activities during the current nine-month period used cash of $70,000 and consisted of loan proceeds for the purchase of two automobiles in the amount of $20,000, principal payments totaling $30,000 for notes payable, and principal payments on capital lease obligations totaling $60,000. Financing activities during the same nine-month period of 2000 provided cash of $40,000 and consisted of monthly promissory note installment payments totaling $38,000, principal payments on capital lease obligations totaling $59,000 and a mortgage note on the Pampa building in the amount of $137,000.

         During the current nine-month period, cash flow from operations was adequate to cover all working capital and liquidity requirements.

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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                                         DESCRIPTION OF EXHIBIT
    -------                                        ----------------------

    99.1                   Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K:

         None

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By:      /s/ Nathan E. Bailey                         Date: November 5, 2001
         ------------------------------                     ----------------
         Nathan E. Bailey
         Corporate Controller
         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 99.1                    Safe Harbor Compliance Statement for Forward-Looking Statements