Form 10-K
period 2001-12-31
UNITED MEDICORP INC
filed 2002-03-29
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------
                         COMMISSION FILE NUMBER 1-10418

                              UNITED MEDICORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      75-2217002
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


           200 N. CUYLER STREET
               PAMPA, TEXAS                                       79065
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K     .
                           -----

      As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $188,990 based on the last sales price of $0.01 per share of such stock on March 16, 2002. As of March 31, 2002 there were 29,210,217 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                     PART I

ITEM 1.      Business....................................................................................    3
ITEM 2.      Properties..................................................................................    9
ITEM 3.      Legal Proceedings...........................................................................    9
ITEM 4.      Submission of Matters to a Vote of Securities Holders.......................................    9

                                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................   10
ITEM 6.      Selected Consolidated Financial Data........................................................   11
ITEM 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................................   12
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   21
ITEM 8.      Financial Statements and Supplementary Data.................................................   21
ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................................................   21

                                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant..........................................   22
ITEM 11.     Executive Compensation......................................................................   24
ITEM 12.     Securities Ownership of Certain Beneficial Owners and Management............................   26
ITEM 13.     Certain Relationships and Related Transactions..............................................   27

                                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   28
Signatures   ............................................................................................   32

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

      In November 1998, the Office of Inspector General ("OIG") released compliance plan guidance for third party billing companies, in which it identified certain areas which it viewed as particularly problematic, including, but not limited to, billing for undocumented services, unbundling, upcoding, inappropriate balance billing, inadequate resolution of overpayments, lack of integrity in computer systems, failure to maintain the confidentiality of information records, misuse of provider identification numbers, duplicate billing and illegal billing company incentives. While not mandatory, OIG encourages billing companies and healthcare providers to adopt compliance plans. The existence of an effective compliance plan may reduce the severity of criminal sanctions for certain offenses and may be considered in the settlement of civil investigations. Management believes that the operations of the Company are in compliance with the OIG release.

      In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, which includes significant new requirements governing the confidentiality of patient health information, an expansion of provisions relating to fraud and abuse, creates additional criminal offenses relating to healthcare benefit programs, provides for forfeitures and asset-freezing orders in connection with certain offenses and contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

      ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a weekly, semi-monthly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 41%, 57% and 86% of total revenue in 2000, 2000 and 1999, respectively.

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

      PATIENT BILLING SERVICES: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance, age and collectibility of the accounts being worked.

      COLLECTION AGENCY SERVICES: These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 49%, 25% and 11% of total revenue in 2001, 2000 and 1999, respectively.

      UMCLAIMPROS: The Company began providing interim staffing services under the UMClaimPros label in December, 1994. UMClaimPros are experienced billing and collection personnel who are employed by UMC and placed on temporary assignments in hospital and physician business offices. Fees for this service accounted for approximately 0%, 3%, and 3% of revenue in 2001, 2000, and 1999 respectively. Management has not yet offered the UMClaimPros service in the Pampa area.

      FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 4 to 20 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 8 to 10 percent of the amounts collected, while Collection Agency services are priced at 8 to 35 percent of amounts collected. UMClaimPros services are priced at a per hour rate based on the fully burdened salary of the assigned personnel. Management believes that the Company's fee structure for its package of services is competitive.

                          SOFTWARE AND DATA PROCESSING

      The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2001, 2000 and 1999, the Company accepted for processing approximately 220,000, 246,000 and 222,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

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

                                   COMPETITION

      The business of medical insurance claims processing, accounts receivable management and collection agency services is highly competitive and fragmented. UMC competes with certain national and regional electronic claims processing companies, claims collection companies, claims management companies, factoring and financing firms, software vendors and traditional in-house claims processing and collections departments of hospitals and other healthcare providers. Many competitors of UMC are several times larger than the Company and could, if they chose to enter the market for the Company's line of services, devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future. There can be no assurance that competition from current or future competitors will not have a material adverse effect upon the Company.

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

                                    EMPLOYEES

      At March 15, 2002, the Company had 77 full time, and 7 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or union organizing attempts.

ITEM 2. PROPERTIES

On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its new operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage includes an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 9.0 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total investment in the building and improvements at December 31, 2001 was $167,000. The company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

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

ITEM 3. LEGAL PROCEEDINGS

      At and for the year ended December 31, 2001 and through March 15, 2002, the Company has not been a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to security holders for a vote during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 13, 2002, there were approximately 1,070 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     YEAR ENDED DECEMBER 31, 2001                                                          HIGH             LOW
                                                                                        -----------     -----------
         Fourth quarter                                                                 $     0.050     $     0.015
         Third quarter                                                                        0.030           0.020
         Second quarter                                                                       0.030           0.015
         First quarter                                                                        0.011           0.010
                                                                                        -----------     -----------
         2000 annual average                                                                  0.048           0.015

     YEAR ENDED DECEMBER 31, 2000
         Fourth quarter                                                                 $     0.030     $     0.010
         Third quarter                                                                        0.038           0.020
         Second quarter                                                                       0.063           0.020
         First quarter                                                                        0.060           0.010
                                                                                        -----------     -----------
         1999 annual average                                                                  0.048           0.015

     YEAR ENDED DECEMBER 31, 1999
         Fourth quarter                                                                 $     0.030     $     0.015
         Third quarter                                                                        0.050           0.011
         Second quarter                                                                       0.100           0.050
         First quarter                                                                        0.090           0.050
                                                                                        -----------     -----------
         1999 annual average                                                                  0.067           0.031

      The last reported sales price of the Common Stock as reported on the OTCBB, on March 16, 2002 was $0.01 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2001. The financial data presented for each of the five fiscal years has been derived from audited financial statements.

                                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                             2001          2000              1999          1998          1997
                                        -------------  --------------  -------------  -------------  -------------

STATEMENTS OF OPERATIONS DATA
Revenues                                $   2,785,697  $    2,297,797  $   3,158,341  $   4,178,009  $   2,803,001


Wages and benefits                          1,769,134       1,654,666      2,070,936      2,664,694      1,900,182

Selling, general and administrative           536,276         520,507        614,688        815,431        492,607
Depreciation and amortization                 100,654         115,295        117,568         87,265        106,783

Professional fees                              60,003          42,835         68,788         44,784         54,188

Other                                          53,789         163,426        247,845        166,922         88,492
                                        -------------  --------------  -------------  -------------  -------------

Net income (loss) from
     continuing operations                    265,841        (198,932)        38,516        398,913        160,749

Loss from discontinued
     operations-AHO                                --              --       (994,113)      (230,967)            --

Gain on disposal of discontinued
     operations-AHO                                --              --        178,426             --             --
                                        -------------  --------------  -------------  -------------  -------------

Net income (loss)                       $     265,841  $     (198,932) $    (777,171) $     167,946  $     160,749

Basic earnings (loss) per common
     share (1):

     Continuing operations              $      0.0091  $      (0.0069) $      0.0013  $      0.0142  $      0.0059
     Discontinued operations-AHO                   --              --        (0.0283)       (0.0082)            --
                                        -------------  --------------  -------------  -------------   ------------
     Net income (loss)                  $      0.0091  $      (0.0069) $      0.0060  $      0.0060  $       .0059

Weighted average shares
      outstanding                          29,110,000      28,710,217     28,739,332     27,910,217     27,178,504


----------

(1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has retroactively restated all periods presented.

                                                                              AS OF DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                 2001              2000              1999              1998              1997
                                             ------------      ------------      ------------      ------------      ------------

BALANCE SHEET DATA
Working capital (deficit)                    $    (23,902)     $   (225,830)     $   (198,749)     $   (747,984)     $    331,552
Net assets of
    discontinued operations-AHO                        --                --                --         1,251,119                --
Total assets                                      602,357           512,154           598,941         2,004,373         1,005,600
Long term debt including
    capital leases                                280,004           357,484           110,070            44,973            84,368
Total debt including capital leases               330,625           489,838           238,205           312,587           137,539
Net liabilities of
    discontinued operations-AHO                        --                --                --           733,403                --
Total liabilities                                 599,816           775,455           663,310         1,321,571           558,169
Total stockholders' equity (deficit)                2,541          (263,301)          (64,369)          682,802           447,431

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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2001, 2000 and 1999, approximately 91%, 82% and 91% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                              2001                                2000                                1999
                ---------------------------------   ---------------------------------   ----------------------------------
                             QUARTER                             QUARTER                             QUARTER
                ---------------------------------   ---------------------------------   ----------------------------------
                Fourth   Third    Second   First    Fourth   Third   Second    First    Fourth    Third    Second   First
                ------   ------   ------   ------   ------   ------  ------    ------   ------    ------   ------   ------

      UMC
Number of Claims
 Accepted for
  Processing:
    Ongoing     21,818   11,905   13,161   18,473   12,637   12,774   38,702   44,311   40,118   53,655    47,525   45,265
    Backlog         --       --       --       --    3,252    9,135   10,928    2,219       --       --        --       --
                ------   ------   ------   ------   ------   ------   ------   ------   ------    ------   ------   ------
     Total      21,818   11,905   13,161   18,473   15,889   21,909   49,630   46,530   40,118    53,655   47,525   45 265

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing     14,221    8,864    8,382    9,365   10,571   10,186   28,801   35,581   28,919    33,947   29,360   28,817
    Backlog         --       --       --       --    1,777    6,216    2,987    4,789       --        --       --       --
                ------   ------   ------   ------   ------   ------   ------   ------   ------    ------   ------   ------
     Total      14,221    8,864    8,382    9,365   12,348   16,402   31,788   40,370   28,919    33,947   29,360   28,817

 Collection $
    (000's)
    Ongoing      4,470    4,147    4,307    3,736    3,730    7,092   12,343   12,568   14,349    13,503   12,436   12,531
    Backlog         11       80      387      910    1,636    1,561    1,112       --       --        --       --       --
                ------   ------   ------   ------   ------   ------   ------   ------   ------    ------   ------   ------
     Total       4,481    4,227    4,694    4,646    5,366    8,653   13,455   12,568   14,349    13,503   12,436   12,531

  Fees Earned
    (000's)
    Ongoing        301      298      290      257      132      239      370      412      637       721      675      771
    Backlog          2       13       35       87      123      155      137       --       --        --       --       --
                ------   ------   ------   ------   ------   ------   ------   ------   ------    ------   ------   ------
     Total         303      311      325      344      255      394      507      412      637       721      675      771

 Average Fee %
    Ongoing        6.7%     7.2%     6.7%     6.9%     3.5%     3.3%     3.0%     3.3%     4.4%      5.3%     5.4%     6.2%
    Backlog       18.2%    16.3%     9.0%     9.5%     7.5%     9.9%    12.3%      --%      --%       --%      --%      --%


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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                2001                                2000                                1999
                     --------------------------------  ----------------------------------  ---------------------------------
                              QUARTER                             QUARTER                             QUARTER
                     --------------------------------  ----------------------------------  ---------------------------------
                     Fourth  Third   Second    First   Fourth   Third    Second    First   Fourth   Third    Second    First
                     ------  ------  -------  -------  ------   ------   ------    ------  ------   ------   ------   ------

      UMY
      Number of
Accounts  Accepted
 for Collection:
      (000's)
   Early out         27,413  28,537   42,351   27,132  38,126   43,328   11,377    13,330   5,401    2,581    8,604    4,397
   Bad debt          25,811     932      587    1,413     920    1,640      817     2,312   1,536      734    2,383   10,229
                     ------  ------  -------  -------  ------   ------   ------    ------  ------   ------   ------   ------
   Total             53,224  29,469   42,938   28,545  39,046   44,968   12,194    15,642   6,937    3,315   10,987   14,626
Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out         20,724  20,972   30,834   19,487  24,963   25,213    9,122     7,459   1,334      872    3,257    1,173
   Bad debt          17,035     762      576    1,143     804    1,076      704     1,631   1,264      593    1,256    6,108
                     ------  ------  -------  -------  ------   ------   ------    ------  ------   ------   ------   ------
   Total             37,759  21,734   31,410  20,630   25,767   26,289    9,826     9,090   2,598    1,465    4,513    7,281

 Collection $
    (000's)
   Early out          2,433   3,810    3,904    3,276   2,618      397      610       349     140      148      321      448
     Bad debt           422      57       64       53      57       83       72        52      46      116      596      482
                     ------  ------  -------  -------  ------   ------   ------    ------  ------   ------   ------   ------
     Total            2,855   3,867    3,968    3,329   2,675      780      682       401     186      264      917      930

  Fees Earned
    (000's)
   Early out            215     356      370      314     261       87       89        60      28       28       56       72
     Bad debt            94       9       10        8      15       22       17        12      11       17       54       65
                     ------  ------  -------  -------  ------   ------   ------    ------  ------   ------   ------   ------
     Total              309     365      380      322     276      109      106        72      39       45      110      137

Average Fee %
   Early out            8.8%    9.3%     9.5%     9.6%   10.0%    21.9%    14.6%     17.2%   20.0%    18.9%    17.4%    16.1%
     Bad debt          22.2%   15.8%    15.6%    15.1%   26.3%    26.5%    23.6%     23.1%   23.9%    14.7%     9.0%    13.5%

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

                              SIGNIFICANT CUSTOMERS

      During 2001, 91% of revenue was earned from four customers: Presbyterian Healthcare Services of New Mexico ("PHS"), Valley Baptist Medical Center ("VBMC"), Inova Health Services ("Inova"), and Brownsville Surgical Hospital ("BSH"). PHS provided revenue totaling $1,744,000 or 63% of total revenue. Of this, 55% was from Collection Agency Services, 37% was from Ongoing Accounts Receivable Management Services, and 8% was from Backlog Accounts Receivable Management Services. VBMC provided revenue of $272,000 or 10% of total revenue. All of the VBMC revenue was from Collection Agency Services. Inova provided revenue of $247,000 or 9% of total revenue. All of the Inova revenue was from Ongoing Accounts Receivable Management Services. BSH provided revenue of $254,000 or 9%
of total revenue. Of this, 97% was from Ongoing Accounts Receivable Management Services, and 3% was from Collection Agency Services.

      During 2000, 76% of revenue was earned from three customers: The Washington Hospital Center ("WHC"), PHS, and Inova. WHC provided revenue totaling $657,426 or 28% of total revenue. Of this, 96% was from the Ongoing Accounts Receivable Management Services, and 4% was from Physician Billing Services. PHS provided revenue totaling $710,893 or 31% of total revenue. Of this, 52% was from Backlog Accounts Receivable Management Services, 32% was from Collection Agency Services, and 16% was from Ongoing Accounts receivable Management Services. Inova provided revenue totaling $373,724 or 16% of total revenue. All of the Inova revenue was from Ongoing Accounts receivable Management Services.

      During 1999, $2,486,000 or 79% of revenue was earned from one customer, Washington Hospital Center "WHC". Of this WHC revenue, 63% was provided as a result of an Ongoing Accounts Receivable Management services contract, as amended, entered into in 1992, and 16% related to a physician billing contract amendment entered into in May, 1997.

                          LOSS OF SIGNIFICANT CUSTOMERS

      During November of 2001, Inova Health Services officially notified the Company, that they were terminating their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August of 2001. All billing and collection efforts made on behalf of Inova were discontinued on January 11, 2002. Revenues from this contract accounted for approximately 9%, 16%, and 6% of total consolidated revenues during 2001, 2000, and 1999 respectively. It is UMC management's understanding that Inova's decision to terminate was due to poor collection performance during the third and fourth quarters of 2000 during the period when the Company's operation center was being moved from Dallas to Pampa.

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

      Effective July 28, 2000, UMC executed an Economic Development and Incentive Agreement (the "Agreement"), with the Pampa Economic Development Corporation ("PEDC"), (previously disclosed). Management entered into this Agreement in order to: (a) create a new expense paradigm which includes reduced hourly wages expense, (b) access a pool of applicants who are believed to be capable of rapidly assimilating training in the job skills related to UMC's business, and (c) put into place a facility with 20,000 square feet of space at a cost far below that which would be incurred in the Dallas area.

      In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2001, and recognized $24,000 of the incentive revenue in December 2001.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for 2001.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for 2001.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $5,875 in revenue from this incentive for 2001.

      (e) an incentive payment of $10,000 which has been paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

      (f) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. On July 28, 2001 UMC received $27,400 from the PEDC in payment of the incentive described in paragraph (f) above. Of this, $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as a principal payment on the building loan in accordance with paragraph (f). As of March 15, 2002 UMC had 73 full time, and 5 part time employees at its Pampa operations center.

      There can be no assurance that UMC will be successful in: (a) continuing to meet the aforementioned minimum employment requirements to trigger incentive payments, (b) maintaining the minimum employment requirements to prevent triggering the aforementioned claw back provision, or (c) averting a default to its Lender or discontinuing its operations in Pampa within five years to prevent PEDC from being released from paying any and all unpaid annual payments to UMC relative to the aforementioned terms of the PEDC Agreement.

                            FORGIVABLE LOAN AGREEMENT

      During the first 60 days of operation in Pampa, UMC experienced difficulties with its data communications from Pampa to Dallas. This resulted in reduced productivity in Pampa, delays in revenue generation, and unexpected costs in diagnosing and managing data communications. In addition UMC expended $11,964 for moving expenses and $92,110 in capital expenditures for equipment and improvements to prepare the Pampa building for operations. Due to the effect of these issues, UMC developed a need for additional working capital. As a result, UMC executed a Forgivable Loan Agreement with the PEDC on October 31, 2000 (previously disclosed). Pursuant to the Forgivable Loan Agreement, the PEDC loaned UMC $50,000, as an advance against scheduled incentive payments for 2000 and 2001. The principal amount of the loan was due and payable or forgivable based on the terms and conditions of the Economic Development and Incentive Agreement executed with the PEDC on July 28, 2000. The loan had an interest rate of 9.5% per annum, which was not forgivable. The entire loan amount was satisfied by incentives earned by UMC under paragraphs (b), (c), (d) and (e) through the third quarter of 2001. The total interest paid by UMC on this loan during 2001 was $2,659.

                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                      Percentage of Revenues
                                                    -------------------------
Year ended December 31,                              2001     2000      1999
------------------------                            ------   ------    ------
Revenue ..........................................   100.0%   100.0%    100.0%
                                                    ------   ------    ------

Wages and benefits ...............................    63.5     72.0      65.6
Selling, general and administrative ..............    19.3     22.7      19.5
Office and equipment rental ......................     0.7      4.2       4.5
Depreciation and amortization ....................     3.6      5.0       3.7
Interest, net, and other income ..................     1.3      1.7       2.3
Professional fees ................................     2.1      1.9       2.2
Provision for doubtful accounts ..................      --      1.2       1.0
                                                    ------   ------    ------
Total expenses ...................................    90.5    108.7      98.8
                                                    ------   ------    ------

Income (loss) from continuing operations .........     9.5     (8.7)      1.2
Loss from discontinued operations-AHO ............      --       --     (31.4)
Gain on disposal of discontinued operations-AHO ..      --       --       5.6
                                                    ------   ------    ------
Net income (loss) ................................     9.5%    (8.7)%   (24.6)%
                                                    ======   ======    ======

                              2001 COMPARED TO 2000

      REVENUES increased $487,900 or 21% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,147,000 in 2001 decreased by $172,321 compared to 2000 primarily due to the effect of the aforementioned loss of the WHC contract, which was partially offset by increased placements from new and existing customers during 2001. Management believes that such increased placements will continue in 2002. One of the Company's customers, which accounted for approximately 22% of Ongoing Accounts Receivable Management Services revenue during 2001, has been experiencing cash flow problems over the past year. This has caused the customer to be slow in paying the Company's invoices. Although these problems have not resulted in the need to reserve any of the customer's outstanding invoices at 12/31/01, such problems could affect revenues for 2002, if the customer is not able to successfully find a solution for them. Assuming that these problems do not affect 2002 revenues, and that there are no other significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2001, Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $1.4 million in 2002.

o Backlog Accounts Receivable Management Services revenue of $139,000 in 2001 decreased by $322,000 compared to 2000 as a result of the winding down of a Backlog medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. This contract generated revenues of $139,000 and $370,000 in 2001, and 2000 respectively. Management does not anticipate any significant revenues from this contract in 2002. In November of 2001 the Company executed a Backlog Accounts Receivable Management contract with a hospital in central Texas. Assuming that there are no significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2001, Backlog Accounts Receivable Management Services will generate revenues from such customers of approximately $30,000 in 2002.

o Collection Agency Services revenue of $1,376,000 in 2001 increased by $813,000 compared to 2000 due primarily to a collection agency services contract executed October 13,2000. This contract generated revenues of $891,000 and $227,000 in 2001 and 2000 respectively. The Company also received a significant increase in placements during 2001 from a collection agency services contract executed in March of 2000. This contract provided revenues of $272,000 and $35,000 in 2001 and 2000 respectively. Assuming that there are no significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2001, Collection Agency Services will generate revenues from such customers of approximately $1.6 million in 2002.

o Other revenue of $121,000 in 2001 increased by $13,000 compared to 2000 which was primarily due to incentives received in accordance with the agreement with the PEDC. Assuming that the Company continues to meet the incentive requirements, this agreement will generate approximately $110,000 in incentive revenues in 2002.

o UMClaimPros revenue of $2,000 in 2001 decreased by $56,000 compared to 2000 due to the discontinuation of UMClaimPro services in February of 2001.

      WAGES AND BENEFITS expense increased $114,000 or 7% primarily due to increased headcount as a result of increased business placements during 2001. As of March 15, 2002, UMC had a total of 73 full time and 5 part time employees in Pampa, and 4 full time employees in Dallas. Assuming no significant change in the Company's core services, management expects that wages and benefits should remain at approximately 63% of revenues in 2002.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $16,000 or 3%. Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 19% of revenues in 2002.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $77,000 or 79% primarily due to the move of the Companies operations center from Dallas to Pampa in September of 2000, and the movement of its corporate offices to a 937 square foot space in Garland, Texas in November of 2000. This allowed the Company to negotiate the early termination of its lease agreement for 6,836 square feet of office space in Dallas, resulting in a monthly expense reduction of approximately $6,800. The company also had two leased automobiles, which reached the end of their lease terms in March and April of 2001. Both vehicles were purchased at the end of the lease terms. Assuming no significant changes in office space and equipment leased at 12/31/01, management expects lease and rental expense to be less than 1% of revenues in 2002.

DEPRECIATION AND AMORTIZATION expense decreased $15,000 or 13% in 2001. Management expects depreciation and amortization expense to remain at approximately 4% of revenues in 2002.

      PROFESSIONAL FEES expense increased $17,000 or 40% primarily due to increased tax preparation fees and costs associated with business licenses in Louisiana and New Mexico.

      INTEREST, NET decreased $3,000 or 8% primarily due to lower interest rates, and paid down balances on notes and leases payable.

      PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES decreased $30,000 due to recovery of accounts previously reserved, and good collection experience in 2001.

LIQUIDITY AND CAPITAL SOURCES

      At December 31, 2001, the Company's liquid assets, consisting of cash, totaled $4,000 compared to $8,000 at December 31, 2000. The working capital deficit was ($24,000) and ($226,000) at December 31, 2001 and December 31, 2000, respectively. Working capital increased primarily due the net operating income for the year ended December 31, 2001.

      Cash flow from operations in 2001 provided cash of $181,000, compared to $162,000 cash used in operating activities from continuing operations in 2000. This increase is primarily due to the 2001 net operating income of $266,000 increased by depreciation ($51,000) and amortization ($49,000) offset by increases in accounts receivable ($112,000), and decreases in accounts payable ($62,000). In 2001, cash flow from continuing operations was supplemented by incentives received from the Pampa Economic Development Commission to cover working capital and liquidity requirements for continuing operations.

Investing activities in 2001 consisted of the purchases of furniture, fixtures, equipment, building improvements, and two company automobiles, which had previously been leased. Total cash used for investments was $90,000, of which $61,000 was used for the purchase of furniture, fixtures and equipment, $20,000 was used to purchase the two company automobiles, and $8,000 was for the purchase of building improvements. Total cash used in investing activities during 2000 was $213,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

      Financing activities in 2001 consisted of borrowings under a bank loan for the purchase of the two company automobiles in the amount of $20,000, and principal payments on capital lease obligations and notes payable which used cash of $115,000.

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

     Management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's factoring agreement, incentives under the Economic Development and Incentive Agreement, capital lease and other potential financing should be sufficient to support projected growth in revenues through fiscal 2002.

                              1999 COMPARED TO 1998

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

      DEPRECIATION AND AMORTIZATION expense decreased $2,000 or 1.7% in 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      PETER W. SEAMAN (52) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March, 1989 to June, 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March, 1986 to March, 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant. Mr. Seaman was elected to the Board of Directors of the South Texas Chapter of the Healthcare Financial Management Association on June 1, 2001.

      MICHAEL P. BUMGARNER (58) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is the Chairman of the Audit Committee of the Board of Directors. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based medical management consulting firm positioned to deliver accreditation preparation, ongoing regulatory and reimbursement compliance and other management services to all types of medical facilities through its interactive multi-layered web site and its strategically located Professional Affiliates, nationally. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 30 years gaining extensive senior business and management experience.

      JOHN F. LEWIS (55) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is President/CEO of Lewis Consulting, LLC., a national health care policy and financial assessment consulting firm specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1996, Mr. Lewis served as Health Advisor to the Governor of the U.S. Virgin Islands. From 1988 to 1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the

Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds his degree in Business Administration from the American College of Switzerland and his MBA, University of Geneva, School of Business and Socio-Economics, Switzerland.

      MORGAN HAY (53) was elected Vice President on February 25, 2002, with primary responsibility for sales and marketing. Mr. Hay was previously Vice President of Finance for Valley Baptist Medical Center, a 540-bed acute care facility, in Harlingen, Texas, where he was employed from 1991 to 2002. Prior to his employment with Valley Baptist Medical Center, Mr. Hay held finance positions with St. Joseph Hospital, Fort Worth, Texas; Sherman Healthcare, Inc., Sherman, Texas; and Cooper Communities, Inc. and Wicklow Corporation, real estate development and construction companies in Bentonville, Arkansas. Mr. Hay holds a BBA in Business Management from Stetson University and a BSBA in Accounting from Missouri Southern State College. Mr. Hay is a Certified Public Accountant (CPA) and a Fellow in the Healthcare Financial Management Association (FHFMA). Mr. Hay is Past President of the South Texas Chapter of the Healthcare Financial Management Association

      NATHAN BAILEY (41) was elected Vice President and Corporate Controller on March 25, 2002 with primary responsibility for Finance and Accounting. Mr. Bailey Joined the Company on August 27, 2000 as the Corporate Controller. Mr. Bailey has previously served as an accountant for Engineered Carbons, Inc, Borger, Texas from 1998 to 2000; Controller for Nunn Manufacturing, Amarillo, Texas 1998; General Manager and Controller for West Texas Ford Lincoln Mercury, Inc., Pampa Texas, from 1992 to 1998; and Controller for The Texas Cattle Feeders Association in Amarillo, Texas from 1990 to 1992. Mr. Bailey practiced public accounting from 1985 to 1990 with KPMG Peat Marwick, and H.V. Robertson and Co. both in Amarillo, Texas. Mr. Bailey holds a BBA in accounting from West Texas State University and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

      Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and exercise and year end valuation information pertaining to stock options and warrants granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2001, 2000 or 1999:

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM COMPENSATION
                                                    ------------------------------------------------
                          ANNUAL COMPENSATION                     AWARDS                     PAYOUTS
                      ---------------------------   -------------------------------------    -------
                                                      OTHER     RESTRICTED   SECURITIES
   NAME                                               ANNUAL      STOCK      UNDERLYING       LTIP       ALL OTHER
AND PRINCIPAL                                        COMPENS-     AWARD(s)    OPTIONS/       PAYOUTS      COMPEN-
  POSITION            YEAR  SALARY ($)  BONUS ($)   SATION ($)     ($)       WARRANTS (#)      ($)       SATION ($)
-------------         ----  ----------  ---------   ----------  ----------   ------------    -------     ----------
Peter W. Seaman       2001    143,799       --           --          --             --           --           --
Chairman and          2000    131,669       --           --          --             --           --           --
CEO                   1999    138,945       --           --          --       2,000,000          --           --


                       AGGREGATED OPTION/WARRANT EXERCISES
                    AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                         SHARES                       UNDERLYING UNEXERCISED               IN-THE-MONEY
                        ACQUIRED                    OPTIONS/WARRANTS AT FISCAL          OPTIONS/WARRANTS AT
                           ON          VALUE                YEAR-END (#)               FISCAL YEAR-END (3) ($)
                        EXERCISE     REALIZED     ------------------------------    -------------------------------
   NAME                    (#)          ($)       EXERCISABLE      UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
   ----                 --------     --------     -----------      -------------    -----------       -------------
Peter W. Seaman         500,000        10,000      1,000,000         1,500,000          --                30,000

(3) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2001 was $0.02 per share. Value is calculated on the basis of the difference between the option exercise price and $0.02 multiplied by the number of shares of Common Stock underlying the option or warrant.

                            COMPENSATION OF DIRECTORS

      An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Through December 31, 2001 non-employee members received no cash compensation for serving on the Board of Directors, but were reimbursed for expenses of meeting attendance. Beginning in 2002, non-employee board members will receive compensation of $500 per board meeting in addition to reimbursement for expenses of meeting attendance.

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

      Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants were issued in lieu of the options that would have been issued to the board members under the 1995 Stock Option Plan. One of the board members resigned on February 26, 2001; the warrants issued to him expired on May 26, 2001. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2001.

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 1999 or 2001.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Messrs. Lewis and Bumgarner. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2001.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 15, 2002 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                                   NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                                               -------------------------------------------------------------------
                                                  SHARES                      EXERCISABLE
                                               BENEFICIALLY                    WARRANTS/                PERCENT OF
NAME                                               OWNED                       OPTIONS (3)               CLASS (1)
----                                           ------------                   ------------              ----------
Mercury Asset Management plc. (2)                8,067,200                             --                  27.6%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                                  1,484,000                             --                   5.1%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman                                    660,000                      2,500,000                   9.9%
Michael P. Bumgarner                               100,000                        400,000                   1.7%
John F. Lewis                                           --                        400,000                   1.4%

All officers and directors as
a group (3 persons)                                760,000                      3,300,000                  12.2%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 29,210,217 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares. The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 29,210,217 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid

$2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 1999 or 2001.

      For the year ended December 31, 2001, the Company recognized $26,000 in commission expense for new business introduction from a corporation of which the majority shareholder is a non-employee Director of UMC. This commission expense was recognized pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

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

           10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development Corporation. (previously filed)

           22.1   Subsidiaries of the Company (previously filed).

           99.1   Safe Harbor Compliance Statement for Forward-Looking
                  Statements

           99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)

(b)   Reports on Form 8-K

      No reports of Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     United Medicorp, Inc.


Date: March 28, 2002                 By:                  /s/ Peter W. Seaman
                                        ---------------------------------------------------------
                                                            PETER W. SEAMAN,
                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

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


        Signature                                    Title                                  Date
        ---------                                    -----                                  ----

   /s/ Peter W. Seaman                   Chairman of the Board and Chief                March 28, 2002
--------------------------------         Executive Officer (Principal Executive
       PETER W. SEAMAN                   Officer)

   /s/ Nathan E. Bailey                  Corporate Controller (Principal                March 28, 2002
--------------------------------         Financial Officer and Principal
       NATHAN E. BAILEY                  Accounting Officer)


   /s/ Michael P. Bumgarner              Director                                       March 28, 2002
--------------------------------
       MICHAEL P. BUMGARNER

   /s/ John F. Lewis                     Director                                       March 28, 2002
--------------------------------
       JOHN F. LEWIS

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                ITEMS 8 AND 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               [ITEM 8 AND 14(a)]


CONSOLIDATED FINANCIAL STATEMENTS:                                                                             PAGE
----------------------------------                                                                             ----

Consolidated Balance Sheets as of December 31, 2001 and 2000..............................................       35

Consolidated Statements of Operations for each of the three years ended December 31, 2001 ................       36

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
       December 31, 2001..................................................................................       37

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001 ................       38

Notes to Consolidated Financial Statements................................................................       39

Report of Independent Accountants - Hein + Associates LLP.................................................       55


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Report of Independent Accountants on Consolidated Financial Statement Schedules...........................       55

II- Valuation and Qualifying Accounts.....................................................................       56

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                          ---------------------------------
                                                                               2001               2000
                                                                          --------------     --------------

ASSETS
Current assets:
      Cash and cash equivalents ......................................    $        3,571     $        7,791
      Restricted cash ................................................               589              2,207
      Accounts receivable, net of allowance for doubtful accounts
         of $435 and $22,073, respectively ...........................           230,998            115,221
      Factor reserve .................................................            54,957             56,466
      Prepaid expenses and other current assets ......................             5,796             10,456
                                                                          --------------     --------------
         Total current assets ........................................           295,911            192,141

Other non-current assets .............................................             2,969              5,581
Property and equipment, net of accumulated depreciation of
      $883,636 and $832,189, respectively ............................           283,389            245,137

Assets under capital leases, net of accumulated amortization of
      $187,573 and $138,366, respectively ............................            20,088             69,295
                                                                          --------------     --------------
         Total assets ................................................           602,357            512,154
                                                                          ==============     ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Current portion of capital lease obligations ...................            31,590             78,480
      Current portion of notes payable ...............................            19,031             53,874
      Trade accounts payable .........................................            48,367            110,774
      Payable to clients .............................................               434              1,495
      Accrued professional fees ......................................            21,879             48,740
      Accrued payroll and benefits ...................................           125,488             64,977
      Accrued expenses - AHO .........................................            44,709             55,644
      Accrued expenses other .........................................            28,315              3,987
                                                                          --------------     --------------
      Total current liabilities ......................................           319,813            417,971
Long term liabilities:
      Long term capital lease obligations, excluding current portion .                --             31,590
      Long term notes payable, excluding current portion .............           112,004            133,894
      Deferred revenue - PEDC ........................................           168,000            192,000
                                                                          --------------     --------------
         Total liabilities ...........................................           599,817            775,455
                                                                          --------------     --------------

Contingent Liability (Note E)
Stockholders' equity (deficit):
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 and 29,015,764 shares outstanding respectively ...           295,157            290,157
         10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ....................                --                 --
      Less treasury stock at cost, 305,547 shares ....................          (221,881)          (221,881)
      Additional paid-in capital .....................................        18,778,254         18,783,254
      Accumulated deficit ............................................       (18,848,990)       (19,114,831)
                                                                          --------------     --------------
         Total stockholders' equity (deficit) ........................             2,540           (263,301)
                                                                          --------------     --------------
         Total liabilities and stockholders' equity (deficit) ........    $      602,357     $      512,154
                                                                          ==============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          2001             2000             1999
                                                      ------------     ------------     ------------

REVENUES:
      Billing and collection services ............    $  2,664,686     $  2,189,152     $  3,144,552
      Other revenues .............................         121,011          108,645           13,789
                                                      ------------     ------------     ------------
         Total revenues ..........................       2,785,697        2,297,797        3,158,341

EXPENSES:
      Wages and benefits .........................       1,769,134        1,654,666        2,070,936
      Selling, general and administrative ........         536,276          520,507          614,688
      Office, vehicle and equipment rental .......          20,637           97,460          142,899
      Depreciation and amortization ..............         100,654          115,295          117,568
      Professional fees ..........................          60,002           42,835           68,788
      Interest, net ..............................          36,482           39,463           46,433
      Provision for doubtful accounts and notes ..          (3,329)          26,503           32,176
      Other expense, net .........................              --               --           26,337
                                                      ------------     ------------     ------------
         Total expenses ..........................       2,519,856        2,496,729        3,119,825
                                                      ------------     ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS .........         265,841         (198,932)          38,516

LOSS FROM DISCONTINUED OPERATIONS-AHO
      NET OF INCOME TAXES ........................              --               --         (994,113)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS-AHO
      NET OF  INCOME TAXES .......................              --               --          178,426
                                                      ------------     ------------     ------------

NET INCOME (LOSS) ................................    $    265,841     $   (198,932)    $   (777,171)
                                                      ============     ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:

      CONTINUING OPERATIONS ......................    $      .0091     $     (.0069)    $      .0013
      Discontinued operations-AHO ................              --               --           (.0283)
                                                      ------------     ------------     ------------
      Net income (loss) ..........................    $      .0091     $     (.0069)    $     (.0270)
                                                      ============     ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

      CONTINUING OPERATIONS ......................    $      .0086     $     (.0069)    $      .0013
      Discontinued operations-AHO ................              --               --           (.0283)
                                                      ------------     ------------     ------------
      Net income (loss) ..........................    $      .0086     $     (.0069)    $     (.0270)
                                                      ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE PERIOD FROM DECEMBER 31, 1998 TO DECEMBER 31, 2001


                        COMMON STOCK          ADDITIONAL        TREASURY STOCK
                   ------------------------     PAID-IN     ------------------------    ACCUMULATED
                     SHARES        AMOUNT       CAPITAL       SHARES       AMOUNT         DEFICIT        OTHER           TOTAL
                   ------------  ----------  ------------   ----------  ------------   ------------   ------------   ------------
Balance at
December 31,
1998                 28,015,764     280,157    18,703,254      105,547      (221,881)   (18,138,728)  $     60,000        682,802

Shares issued
at $0.06 per
share                 1,000,000      10,000        50,000           --            --             --   $    (60,000)            --

Compensation
expense related
to warrants                  --          --        30,000           --            --             --             --         30,000

Donated treasury
stock                        --          --            --      200,000            --             --             --             --

Net loss                     --          --            --           --            --       (777,171)            --       (777,171)
                   ------------  ----------  ------------   ----------  ------------   ------------   ------------   ------------

Balance at
December 31,
1999                 29,015,764     290,157    18,783,254      305,547      (221,881)   (18,915,899)            --        (64,369)

Net loss                     --          --            --           --            --       (198,932)            --       (198,932)
                   ------------  ----------  ------------   ----------  ------------   ------------   ------------   ------------

Balance at
December 31,
2000                 29,015,764     290,157    18,783,254      305,547      (221,881)   (19,114,831)            --       (263,301)

Exercise of
Warrants                500,000       5,000        (5,000)          --            --             --             --             --

Net income                   --          --            --           --            --        265,841             --        265,841
                   ------------  ----------  ------------   ----------  ------------   ------------   ------------   ------------

Balance at
December 31,
2001               $ 29,515,764  $  295,157  $ 18,778,254      305,547  $   (221,881)  $(18,848,990)            --   $      2,540
                   ============  ==========  ============   ==========  ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS DECEMBER 31,
                                                                  ----------------------------------------
                                                                     2001           2000           1999
                                                                  ----------     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ......................................    $  265,841     $ (198,932)    $ (777,171)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Loss from discontinued operations-AHO ..........            --             --        994,113
              Gain on disposal of discontinued operations-AHO             --             --       (178,426)
              Depreciation of fixed assets ...................        51,446         52,031         67,909
              Amortization of assets under capital leases ....        49,209         63,264         49,659
              Provision for doubtful accounts and notes ......        (3,329)        26,503         32,176
              (Gain) Loss on disposition of assets ...........            --         23,234         (1,290)
              Other ..........................................            --             --         37,883
              PEDC Incentives ................................       (64,000)       (10,000)            --
      Changes in assets and liabilities:
              Restricted cash ................................         1,618         (2,207)         1,064
              Accounts receivable ............................      (112,448)          (523)       235,081
              Factor reserve .................................         5,240        (16,722)       (39,744)
              Prepaid expenses and other assets ..............         3,542         40,624         (1,168)
              Accounts payable ...............................       (62,408)        27,832          1,754
              Payable to clients .............................        (1,060)         1,495         (1,064)
              Accrued liabilities ............................        47,042       (168,815)       148,834
                                                                  ----------     ----------     ----------
         Net cash provided by (used in) continuing operations        180,693       (162,216)       569,610
         Net cash used in discontinued operations-AHO ........            --             --       (297,971)
                                                                  ----------     ----------     ----------
Net cash provided by (used in) operating activities ..........       180,693       (162,216)       271,639
                                                                  ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of building and improvements thereto ..........        (7,763)      (159,184)            --
      Purchase of furniture and equipment ....................       (81,937)       (54,143)       (14,819)
      Sale of furniture and equipment ........................            --             --          1,290
                                                                  ----------     ----------     ----------
Net cash used in investing activities ........................       (89,700)      (213,327)       (13,529)
                                                                  ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from mortgage loan ............................            --        137,000             --
      Proceeds from auto loan ................................        19,616             --             --
      Short term borrowings from credit facility .............            --         12,502       (200,000)
      Proceeds from issuance of long term debt ...............            --             --        100,000
      Proceeds from PEDC loans and deferred incentives .......            --        242,000             --
      Principal payments on notes payable ....................       (36,348)       (51,282)       (50,453)
      Principal payments on capital lease obligations ........       (78,481)       (78,588)       (74,648)
                                                                  ----------     ----------     ----------
Net cash provided by (used in) financing activities ..........       (95,213)       261,632       (225,101)
                                                                  ----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............        (4,220)      (113,911)        33,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............         7,791        121,702         88,693
                                                                  ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....................    $    3,571     $    7,791     $  121,702
                                                                  ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest .......................................    $   36,482     $   39,770     $   45,319
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations, ...................    $       --     $       --     $  150,720

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

FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").

      Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable.

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

OTHER REVENUE RECOGNITION

      For 2001 other revenues consisted primarily of incentives from the PEDC agreement, which were recognized when earned according to the agreement. For 2000 and 1999, other revenues consisted primarily of advance funding fees and consulting revenues recognized as services were performed. Consulting revenues were netted with the associated cost of services.

EARNINGS PER SHARE

      The Company applies SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 2001, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

STOCK-BASED COMPENSATION

      SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") requires Companies to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements. The Company has elected to continue to account for its employee stock options issued under approved Stock Option Plans and warrants issued to the members of the Company's Board of Directors on April 1, 1997 and November 12, 1996, pursuant to APB25 "Accounting for Stock Issued to Employees." This decision results in recognition of no compensation expense for employee or director stock options that are granted with an exercise price at or greater than the market price on the date of grant. However, in accordance with the disclosure provisions of SFAS No. 123, the Company has provided proforma basis information to reflect results of operations and earnings per share had compensation expense been recognized for these items. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to SFAS No. 123, which will impact the Company's consolidated balance sheet and statement of operations.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2001, and recognized $24,000 of the incentive revenue in December 2001.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for 2001.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for 2001.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $5,875 in revenue from this incentive for 2001.

      (e) an incentive payment of $10,000 which was paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

      (f) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above. On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. On July 28, 2001 UMC received $27,400 from the PEDC in payment of the incentive described in paragraph (f) above. Of this, $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as a principal payment on the building loan in accordance with paragraph (f). As of March 15, 2002 UMC had 73 full time, and 5 part time employees at its Pampa operations center.

      There can be no assurance that UMC will be successful in: (a) continuing to meet the aforementioned minimum employment requirements to trigger incentive payments, (b) maintaining the minimum employment requirements to prevent triggering the aforementioned claw back provision, or (c) averting a default to its Lender or discontinuing its operations in Pampa within five years to prevent PEDC from being released from paying any and all unpaid annual payments to UMC relative to the aforementioned terms of the PEDC agreement.

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

    Summarized financial information for the discontinued operations of AHO for the year ended December 31, 1999 is as follows:

      Net patient services revenue.....................................   $     84,553
                                                                          ============
      Loss from discontinued operations before income tax..............       (994,113)
      Gain on disposal of discontinued operations......................        178,426
      Income tax effect................................................             --
                                                                          ------------
      Loss from discontinued operations, net of tax....................       (815,687)
                                                                          ============

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

                                                                            YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                    2001            2000             1999
                                                              ---------------  -------------   ---------------
 Proceeds received.......................................     $     2,231,000  $    1,628,450  $       179,138

 Uncollected balance at year end.........................     $       307,875  $      265,459  $       218,882

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


F.    PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

      At December 31, 2001 property and equipment consist of the following:

                                                                                CAPITAL
                                                             PURCHASED           LEASE              TOTAL
                                                            ------------      ------------      ------------
Building and Improvements .............................     $    166,947      $                 $    166,947
Equipment .............................................          658,863           207,661           866,524
Software systems ......................................          193,495                --           193,495
Furniture and fixtures ................................          128,104                --           128,104
Automobiles ...........................................           19,616                --            19,616
                                                            ------------      ------------      ------------
     Gross property and equipment .....................        1,167,025           207,661         1,374,686
Accumulated depreciation and amortization .............         (883,636)         (187,573)       (1,071,209)
                                                            ------------      ------------      ------------
     Net property and equipment .......................     $    283,389      $     20,088      $    303,477
                                                            ============      ============      ============

At December 31, 2000 property and equipment consist of the following:

                                                                                CAPITAL
                                                             PURCHASED           LEASE              TOTAL
                                                            ------------      ------------      ------------
Building and Improvements .............................     $    159,184      $         --      $    159,184
Equipment .............................................          613,359           207,661           821,020
Software systems ......................................          178,493                --           178,493
Furniture and fixtures ................................          126,290                --           126,290
                                                            ------------      ------------      ------------
     Gross property and equipment .....................        1,077,326           207,661         1,284,987
Accumulated depreciation and amortization .............         (832,189)         (138,366)         (970,555)
                                                            ------------      ------------      ------------
     Net property and equipment .......................     $    245,137      $     69,295      $    314,432
                                                            ============      ============      ============

      Depreciation expense related to property and equipment was $51,446, $52,031 and $67,909 during 2001, 2000 and 1999, respectively. Amortization expense relative to assets under capital leases was $49,208, $63,264 and $49,659 during 2001, 2000 and 1999, respectively.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


At December 31, the remaining capital lease obligations are as follows:

                                                                                     2001           2000
                                                                                  ----------     ----------
6.9% lease related to IBM AS/400, rollover financing and maintenance,
      maturing in 2002 ......................................................     $   31,590     $   91,613
17.5% lease related to software, maturing in 2001 ...........................             --         12,361
15.7% lease related to office and telephone equipment maturing in 2001 ......             --          6,096
                                                                                  ----------     ----------
         Total capital lease obligations ....................................         31,590        110,070
   Less current portion of capital lease obligations ........................         31,590         78,480
                                                                                  ----------     ----------
   Long-term capital lease obligations ......................................     $       --     $   31,590
                                                                                  ==========     ==========

As of December 31, 2001, total lease payments due under capital leases are as follows: Year ending December 31:


   2002.....................................................................                   $    33,155
   Less interest............................................................                         1,565
                                                                                               -----------
   Principal amount of net lease payments...................................                   $    31,590
                                                                                               ===========

      Interest expense on capital lease obligations was $6,026, $13,610 and $17,007 during 2001, 2000 and 1999, respectively.

H.    NOTES PAYABLE

      Notes payable at December 31, consists of the following:

                                                                                     2001           2000
                                                                                  ----------     ----------

Bank loan, interest at 9% per annum, monthly installments of $898 including interest, matures April 5, 2003, secured
      by two automobiles ....................................................     $   13,502     $       --

Real estate lien note, interest at prime plus 5.25% per annum (5.25% at
      December 31, 2001), monthly installments of $1,322 including interest,
      matures August 20, 2020, secured by land and building .................        117,533        136,244

Promissory note, interest at 12% per annum, monthly installments of 1,112 including interest, matures November 20, 2001, secured
      by fixed assets of UMC ................................................             --         11,524

Forgivable loan, interest at 9.5% per annum, quarterly installments due and payable or forgivable based on the terms and conditions of the Economic
      Development and Incentive Agreement,
      matures December 31, 2001, unsecured (Note C) .........................             --         40,000
                                                                                  ----------     ----------
      Total notes payable ...................................................        131,035        187,768
         Less current portion of notes payable ..............................         19,031         53,874
                                                                                  ----------     ----------
         Long term notes payable ............................................     $  112,004     $  133,894
                                                                                  ==========     ==========

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


As of December 31, 2001, future maturities of notes payable were as follows:

Year ending December 31:
   2002........................................................................         $    19,031
   2003........................................................................              13,154
   2004........................................................................              10,198
   2005........................................................................              10,843
   2006........................................................................              11,512
   Thereafter..................................................................              66,297
                                                                                        -----------
  Total........................................................................         $   131,035
                                                                                        ===========

I.    INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 2001, 2000 and 1999. The Company utilized NOL carryforwards to offset taxable income in 2001 and recorded a net operating tax loss ("NOL") in 2000 and 1999.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. At December 31, 2001, 2000 and 1999, the Company's deferred tax assets are fully reserved. At December 31, 2001, 2000 and 1999, the Company had no net deferred tax liability. The tax effects of temporary differences and NOLs that give rise to the deferred tax assets at December 31, are as follows:

Deferred tax assets:                                            2001              2000
                                                            ------------      ------------
      Net operating tax loss carryforward .............     $  3,499,592      $  3,740,569
      Accrued liabilities .............................           12,151            13,342
      Property and equipment ..........................            3,097            (6,157)
      Accounts receivable .............................              161             8,167
                                                            ------------      ------------
      Gross deferred tax assets .......................        3,515,001         3,755,921
      Valuation allowance .............................       (3,515,001)       (3,755,921)
                                                            ------------      ------------
         Net deferred tax assets ......................     $         --      $         --
                                                            ============      ============

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


J.    STOCKHOLDERS' EQUITY

      At December 31, 2001, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

      The Company has outstanding warrants and options as described in Notes L and M. There were 4,010,000 shares of Common Stock reserved for issuance of outstanding warrants and options at December 31, 2001.

K.    EARNINGS PER SHARE

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                           2001             2000              1999
                                                                       ------------     ------------      ------------
      Net income (loss) available to common stockholders .........     $    265,841     $   (198,932)     $   (777,171)
      Weighted average number of common shares
          in basic EPS ...........................................       29,110,000       28,710,217        28,739,332
      Effect of dilutive weighted average common
          share equivalents ......................................        1,933,000               --           684,563
                                                                       ------------     ------------      ------------
      Weighted average number of common shares and
         dilutive potential common shares in diluted EPS .........       31,043,000       28,710,217        29,423,895
                                                                       ============     ============      ============

L.    WARRANTS

      Effective December 28, 1999, warrants to purchase a total of 1 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer of the Company (the "Holders') with each individual receiving a warrant to purchase 500,000 shares as consideration for their personal guarantees of the Company's recourse factoring agreement. These warrants were 100% exercisable on the grant date and expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company or (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999, the Company recorded $30,000 of expense and additional paid-in capital to reflect the estimated fair value of these warrants. On November 15, 2000, one half, or warrants to purchase 500,000 shares expired, due to the resignation of the Company's Chief Financial Officer three months prior. On May 3, 2001 the warrant for the remaining 500,000 shares was exercised by the Company's Chief Executive Officer.

      Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital of $90,000 has been deferred until such time as the aforementioned vesting requirements have been achieved. On November 15, 2000, one half, or warrants to purchase 1,500,000 shares expired due to the resignation of the Chief Financial Officer three months prior. These warrants were not exercisable as of December 31, 2001 or as of the date of this report.

      The Company has a Director's Incentive Compensation Agreement ("DICA") with each of its external directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants were immediately exercisable. Both warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death or disability. None of these warrants had been exercised as of December 31, 2001.

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty-four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2001.

      On November 12, 1996, warrants to purchase 130,000 shares of UMC Common Stock at $0.06 per share were issued to three former directors of UMC. These warrants expired on November 11, 2001.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Neither the warrants or the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

M.    OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2001, no options were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2001, options for 977,500 shares were outstanding under the 1995 Plan.

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 2001, options for 732,500 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      The following table summarizes activity for the years ended December 31:

                                             2001                           2000                           1999
                                   --------------------------     --------------------------     --------------------------
                                                    WEIGHTED                       WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE                        AVERAGE
                                                    EXERCISE                       EXERCISE                       EXERCISE
                                     SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                   ----------      ----------     ----------      ----------     ----------      ----------
Options outstanding at
      January 1,                    1,779,000      $     0.05      1,786,500      $     0.07      1,935,500      $     0.07

Granted                               345,000            0.02        455,000            0.02        150,000            0.02

Exercised                                  --              --             --              --             --              --

Canceled                             (414,000)           0.07       (462,500)           0.07       (299,000)           0.11
                                   ----------      ----------     ----------      ----------     ----------      ----------

Options outstanding at
      December 31,                  1,710,000            0.05      1,779,000            0.05      1,786,500            0.06
                                   ==========      ==========     ==========      ==========     ==========      ==========


Options exercisable at
      December 31,                  1,131,667      $     0.06      1,294,001      $     0.06      1,142,667      $     0.07
                                   ==========      ==========     ==========      ==========     ==========      ==========


                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                         ---------------------------------------------------   ---------------------------------
                              NUMBER          WEIGHTED                             NUMBER
                            OUTSTANDING        AVERAGE           WEIGHTED        EXERCISABLE        WEIGHTED
                                AT            REMAINING          AVERAGE             AT              AVERAGE
      RANGE OF              DECEMBER 31,     CONTRACTUAL         EXERCISE        DECEMBER 31,       EXERCISE
   EXERCISE PRICES             2001             LIFE              PRICE             2001              PRICE
----------------------   ---------------   ---------------   ---------------   ---------------   ---------------
$0.015--$0.03                    710,000         9.0 years   $          0.01           131,667   $          0.01
$0.05--$0.07                   1,000,000         5.1 years              0.06         1,000,000              0.05
----------------------   ---------------   ---------------   ---------------   ---------------   ---------------
$0.015--$0.07                  1,710,000         6.8 years   $          0.05         1,131,667   $          0.06
======================   ===============   ===============   ===============   ===============   ===============


N.    SFAS NO. 123 PRO FORMA

      Pro forma net income (loss) and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                         2001            2000             1999
                                                     -------------   -------------    -------------
Net income (loss)                                    $     265,841   $    (198,932)   $    (771,171)
SFAS No. 123 employee compensation cost                      2,342           9,425           11,179
SFAS No. 123 director costs                                     --              --            7,423
                                                     -------------   -------------    -------------
Pro forma net income (loss)                          $     263,499   $    (208,357)   $    (789,773)
                                                     =============   =============    =============
Pro forma basic earnings per share                   $       .0090   $     (0.0073)   $      0.0274
                                                     =============   =============    =============


      The fair value for options granted in 2001, 2000 and 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:



                                                                 YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                         2001             2000              1999
                                                     -------------    -------------    -------------
Dividend yield                                                  --               --               --
Expected volatility                                          220.0%           220.0%           110.9%
Risk-free rate of return                                       2.0%             4.6%             6.2%
Expected life, years                                             5                3                3
Grant-date fair value per share                      $        0.02    $        0.05    $        0.05


      The fair value for warrants granted in 2001, 2000 and 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         2001            2000             1999
                                                     -------------   -------------   -------------
Dividend yield                                                  --              --              --
Expected volatility                                             --              --            92.8%
Risk-free rate of return                                        --              --             5.9%
Expected life, years                                            --              --               4
Grant-date fair value per share                                 --              --   $        0.05


O.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET AND CREDIT RISK

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

      The percentage market mix of total revenue from continuing operations for the years ended December 31, was:

                                                         2001             2000              1999
                                                     -------------    -------------    -------------
      Customer A .................................             --%               29%              79%
      Customer B .................................              63               31               --
      Customer C .................................               9               16               --
      Customer D .................................              10                2               --
      Customer E .................................               9               --               --
      Other customers ............................               9               22               21
                                                     -------------    -------------    -------------
                                                               100%             100%             100%
                                                     =============    =============    =============


      The percentage market mix of total net accounts receivable for the years ended December 31, was:

                                                          2001             2000
                                                     -------------    -------------
      Customer A .................................             --%              --%
      Customer B .................................              21               73
      Customer C .................................              --                5
      Customer D .................................               9                4
      Customer E .................................              50               --
      Other customers ............................              20               18
                                                     -------------    -------------
                                                               100%             100%
                                                     =============    =============


P.    RELATED PARTY TRANSACTIONS

            On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has a term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 1999 or 2001. The Company has also in the past issued certain warrants under DICA as described in Note L.

      For the year ended December 31, 2001, the Company paid $9,600 in commissions for new business introduction to a corporation of which the majority shareholder is a non-employee Director of UMC. This commission was paid pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

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

      R.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST             SECOND              THIRD              FOURTH
                                                    QUARTER            QUARTER            QUARTER            QUARTER
                                                ---------------    ---------------    ---------------    ---------------
YEAR ENDED DECEMBER 31, 2001
     Total revenues .........................   $       694,319    $       727,643    $       716,046    $       647,689
     Net income .............................           111,828             53,318             64,061             36,634
     Net income per common share:
                      Basic .................   $        0.0039    $        0.0018    $        0.0022             0.0012
                      Diluted ...............            0.0036             0.0017             0.0021             0.0012
     Weighted average number of common share outstanding:
                      Basic .................        28,710,217         29,210,217         29,210,217         29,210,217
                      Diluted ...............        30,710,217         30,811,667         30,948,750         31,043,000


YEAR ENDED DECEMBER 31, 2000
     Total revenues .........................   $       516,997    $       625,938    $       555,810    $       599,052
     Net income (loss) ......................          (136,617)           (24,395)           (48,927)            11,007
     Net income (loss) per common share:
                      Basic .................   $       (0.0048)   $       (0.0008)   $       (0.0017)            0.0004
                      Diluted ...............           (0.0048)           (0.0008)           (0.0017)            0.0004
     Weighted average number of common shares outstanding:
                      Basic .................        28,710,217         28,710,217         28,710,217         28,710,217
                      Diluted ...............        28,710,217         28,710,217         28,710,217         28,710,217

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
United Medicorp, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2001, 2000 and 1999. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Hein + Associates LLP

March 1, 2002
Dallas, Texas

                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     ADDITIONS
                                                BALANCE     ---------------------------
                                                  AT          CHARGED         CHARGED                         BALANCE
                                               BEGINNING     TO COSTS           TO                               AT
                                                  OF            AND            OTHER                           END OF
DESCRIPTION                                      YEAR         EXPENSES        ACCOUNTS       DEDUCTIONS         YEAR
------------------------------------------   ------------   ------------    ------------    ------------    ------------
                                                                                (1)              (2)
YEAR ENDED DECEMBER 31, 2001
     Allowance for doubtful accounts .....   $     22,073   $     (3,329)   $         --    $    (18,309)   $        435
     Allowance for doubtful notes ........   $         --   $         --    $         --    $         --    $         --


YEAR ENDED DECEMBER 31, 2000
     Allowance for doubtful accounts .....   $      8,219   $     26,503    $         --    $    (12,649)   $     22,073
     Allowance for doubtful notes ........   $         --   $         --    $         --    $         --    $         --


YEAR ENDED DECEMBER 31, 1999
     Allowance for doubtful accounts .....   $    216,388   $     32,176    $   (198,415)   $    (41,930)   $      8,219
     Allowance for doubtful notes ........   $      2,000   $         --    $         --    $     (2,000)   $         --

----------

DECEMBER 31, 2001:

(2)   Represents write-off of uncollectible trade receivables.

DECEMBER 31, 2000:

(2)   Represents write-off of uncollectible trade receivables.

DECEMBER 31, 1999:

(1) Represents the allowance for doubtful accounts balance associated with the acquisition of Allied Health Options, Inc. included in loss on discontinued operations of AHO.

(2) Represents write-off of uncollectible trade receivables and the note receivable.

                                INDEX TO EXHIBIT


         EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
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

           10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development Corporation. (previously filed)

           22.1   Subsidiaries of the Company (previously filed).

           99.1   Safe Harbor Compliance Statement for Forward-Looking
                  Statements

           99.2   Voluntary Petition United States Bankruptcy Court Northern
                  District of Texas - Chapter 7 (previously filed)


(b)   Reports on Form 8-K

      No reports of Form 8-K were filed during the fourth quarter of 2001.