Form 10-Q
period 2002-03-31
UNITED MEDICORP INC
filed 2002-05-14
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

           As of May 10, 2002, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                              PART I - FINANCIAL INFORMATION
ITEM 1.      Financial Statements

             Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.........................    1

             Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2002 and 2001................................................................    2

             Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2002 and 2001...............................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    4

                                               PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   10
ITEM 2.      Changes in Securities.......................................................................   10
ITEM 3.      Defaults Upon Senior Securities.............................................................   10
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   10
ITEM 5.      Other Information...........................................................................   10
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   10

Signatures   ............................................................................................   11

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)         (AUDITED)
                                                                            MARCH 31,        DECEMBER 31,
                                                                              2002              2001
                                                                         --------------    --------------
                                ASSETS

Current assets:
      Cash and cash equivalents ......................................   $       16,244    $        3,571
      Restricted cash ................................................           12,340               589
      Accounts receivable, net of allowance for doubtful accounts
         of  $435 ....................................................          269,987           230,998
      Factor reserve .................................................          100,986            54,957
      Prepaid expenses and other current assets ......................            7,531             5,796
                                                                         --------------    --------------
Total current assets .................................................          407,088           295,911
Other non-current assets .............................................            2,969             2,969
Property and equipment, net of accumulated depreciation of $897,281
      and $883,636, respectively .....................................          299,682           283,389
Assets under capital leases, net of accumulated amortization of
      $196,959 and $187,573, respectively ............................           10,702            20,088
                                                                         --------------    --------------
Total assets .........................................................          720,441           602,357
                                                                         ==============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ...................           15,930            31,590
      Current portion of  notes payable ..............................           17,596            19,031
      Trade accounts payable .........................................           51,173            48,367
      Payable to clients .............................................           12,399               434
      Accrued professional fees ......................................           17,114            21,879
      Accrued payroll and benefits ...................................          146,859           125,488
      Accrued expenses - AHO .........................................           44,539            44,709
      Accrued expenses other .........................................           24,319            28,315
                                                                         --------------    --------------
Total current liabilities ............................................          329,929           319,813
Long term notes payable, excluding current portion ...................          109,208           112,004
Deferred revenue - PEDC ..............................................          168,000           168,000
                                                                         --------------    --------------
Total liabilities ....................................................          607,137           599,817
                                                                         --------------    --------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 shares outstanding ...............................          295,157           295,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ....................               --                --
      Less treasury stock at cost, 305,547 shares ....................         (221,881)         (221,881)
      Additional paid-in capital .....................................       18,778,254        18,778,254
      Retained deficit ...............................................      (18,738,226)      (18,848,990)
                                                                         --------------    --------------
         Total stockholders' equity ..................................          113,304             2,540
                                                                         --------------    --------------
         Total liabilities and stockholders' equity ..................   $      720,441    $      602,357
                                                                         ==============    ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------
                                                  2002          2001
                                                -----------   -----------
REVENUES:
      Billing and collection services .......   $   782,780   $   681,536
      Other revenues ........................        17,678        12,783
                                                -----------   -----------
         Total revenues .....................       800,458       694,319

EXPENSES:
      Wages and benefits ....................       491,662       394,833
      Selling, general and administrative ...       150,175       119,258
      Office, vehicle and equipment rental ..         3,797         6,699
      Depreciation and amortization .........        23,032        24,832
      Professional fees .....................        13,491        14,697
      Interest, net .........................         7,537        10,780
      Provision for doubtful accounts .......             0        11,392
                                                -----------   -----------
         Total expenses .....................       689,694       582,491
                                                -----------   -----------

NET INCOME ..................................   $   110,764   $   111,828
                                                ===========   ===========

BASIC EARNINGS PER COMMON SHARE:

      Net income ............................   $     .0038   $     .0039
                                                ===========   ===========

Weighted average shares outstanding .........    29,210,217    28,710,217

DILUTED EARNINGS PER COMMON SHARE:

      Net income ............................   $     .0036   $     .0036
                                                ===========   ===========

Weighted average shares outstanding .........    31,145,133    30,710,217



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                          2002         2001
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ....................................................   $ 110,764    $ 111,828
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ...........       9,386       12,900
              Depreciation of fixed assets ..........................      13,646       11,932
              Provision for doubtful accounts .......................           0       11,392
              PEDC incentives .......................................           0      (12,750)
         Changes in assets and liabilities:
              Restricted cash .......................................     (11,751)          41
              Accounts receivable ...................................     (38,988)     (12,028)
              Factor reserve ........................................     (46,029)     (53,540)
              Prepaid expenses and other assets .....................      (1,736)        (878)
              Accounts payable ......................................       2,806      (39,579)
              Payable to clients ....................................      11,965          172
              Accrued liabilities ...................................      12,439       13,690
                                                                        ---------    ---------
Net cash provided by operating activities ...........................      62,502       43,180

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment ...........................     (29,938)     (16,379)
                                                                        ---------    ---------
Net cash used in investing activities ...............................     (29,938)     (16,379)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ........................     (15,660)     (20,862)
      Repayment of notes ............................................      (4,231)      (3,628)
                                                                        ---------    ---------
Net cash used in financing activities ...............................     (19,891)     (24,490)
                                                                        ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS ...............................      12,673        2,311
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................       3,571        7,791
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $  16,244    $  10,102
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ..............................................   $   7,537    $  10,780





              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United MoneyCorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001 included in the Company's Form 10-K.

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


                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The breakdown of the required and available reserve included in the Factor Reserve as of March 31, 2002 and December 31, 2001 was as follows:

                                                           MARCH 31,    DECEMBER 31,
                                                             2002          2001
                                                          -----------   -----------
REQUIRED RESERVE ......................................   $    74,877   $    54,957
AVAILABLE RESERVE .....................................        26,109            --
                                                          -----------   -----------
FACTOR RESERVE AT END OF PERIOD .......................   $   100,986   $    54,957
                                                          ===========   ===========

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


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                  2002                    2001                                 2000                         1999
                 -------   ---------------------------------   ---------------------------------   ------------------------
                 QUARTER                QUARTER                              QUARTER                       QUARTER
                 -------   ---------------------------------   ---------------------------------   ------------------------
                  First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Number of Claims
 Accepted for
  Processing:
    Ongoing       34,012   21,818   11,905   13,161   18,473   12,637   12,774   38,702   44,311   40,118   53,655   47,525
    Backlog           --       --       --       --       --    3,252    9,135   10,928    2,219       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        34,012   21,818   11,905   13,161   18,473   15,889   21,909   49,630   46,530   40,118   53,655   47,525


Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing       23,336   14,221    8,864    8,382    9,365   10,571   10,186   28,801   35,581   28,919   33,947   29,360
    Backlog           --       --       --       --       --    1,777    6,216    2,987    4,789       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        23,336   14,221    8,864    8,382    9,365   12,348   16,402   31,788   40,370   28,919   33,947   29,360

 Collection $
    (000's)
    Ongoing        4,710    4,470    4,147    4,307    3,736    3,730    7,092   12,343   12,568   14,349   13,503   12,436
    Backlog            6       11       80      387      910    1,636    1,561    1,112       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         4,716    4,481    4,227    4,694    4,646    5,366    8,653   13,455   12,568   14,349   13,503   12,436

  Fees Earned
    (000's)
    Ongoing          416      301      298      290      257      132      239      370      412      637      721      675
    Backlog            1        2       13       35       87      123      155      137       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total           417      303      311      325      344      255      394      507      412      637      721      675

 Average Fee %
    Ongoing          8.8%     6.7%     7.2%     6.7%     6.8%     3.5%     5.3%     3.0%     3.3%     4.4%     5.3%     5.4%
    Backlog         16.6%    18.2%    16.3%     9.0%     9.5%     7.5%     9.9%    12.3%      --       --       --       --

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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                     2002                 2001                                 2000                           1999
                    ------   ---------------------------------   ---------------------------------   ------------------------
                   QUARTER               QUARTER                              QUARTER                        QUARTER
                    ------   ---------------------------------   ---------------------------------   ------------------------
                    First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
       UMY
    Number of
Accounts  Accepted
 for Collection:
      (000's)
   Early out        26,963   27,413   28,537   42,351   27,132   38,126   43,328   11,377   13,330    5,401    2,581    8,604
   Bad debt         19,856   25,811      932      587    1,413      920    1,640      817    2,312    1,536      734    2,383
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total            46,819   53,224   29,469   42,938   28,545   39,046   44,968   12,194   15,642    6,937    3,315   10,987
Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out        22,647   20,724   20,972   30,834   19,487   24,963   25,213    9,122    7,459    1,334      872    3,257
   Bad debt         12,880   17,035      762      576    1,143      804    1,076      704    1,631    1,264      593    1,256
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total            35,527   37,759   21,734   31,410   20,630   25,767   26,289    9,826    9,090    2,598    1,465    4,513

 Collection $
    (000's)
  Early out          2,449    2,433    3,810    3,904    3,276    2,618      697      610      349      140      148      321
  Bad debt             740      422       57       64       53       57       83       72       52       46      116      596
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total              3,189    2,855    3,867    3,968    3,329    2,675      780      682      401      186      264      917

  Fees Earned
    (000's)
  Early out            232      215      356      370      314      261       87       89       60       28       28       56
  Bad debt             162       94        9       10        8       15       22       17       12       11       17       54
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Total                394      309      365      380      322      276      109      106       72       39       45      110

Average Fee %
   Early out           9.4%     8.8%     9.3%     9.5%     9.6%    10.0%    21.9%    14.6%    17.2%    20.0%    18.9%    17.4%
   Bad debt           21.9%    22.2%    15.8%    15.6%    15.1%    26.3%    26.5%    23.6%    23.1%    23.9%    14.7%     9.0%

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                    Three Months
                                                                    Ended March 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
   Revenue                                                          100.0%        100.0%
                                                              -----------   -----------

     Wages and benefits                                              61.4          56.8
     Selling, general and administrative                             18.8          17.2
     Office, vehicle and equipment rental                              .5           1.0
     Depreciation and amortization                                    2.9           3.6
     Professional fees                                                1.7           2.1
     Interest, net,                                                    .9           1.6
     Provision for doubtful accounts                                   --           1.6
                                                              -----------   -----------
     Total expenses                                                  86.2          83.9
                                                              -----------   -----------
     Net income                                                      13.8%         16.1%
                                                              ===========   ===========

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED MARCH 31,
2001

       REVENUES increased $106,000, or 15% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $403,000 in the current quarter increased by $146,000 compared to the same quarter in 2001 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $170,000 during first quarter of 2002. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $118,000 and $173,000 during the first quarter of 2002 and 2001 respectively. During November of 2001, Inova Health Services officially notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $0 and $71,000 for the first quarter of 2002 and 2001 respectively. The loss of revenue from Inova was offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $98,000 and $11,000 during the first quarter of 2002 and 2001 respectively.

o Backlog Accounts Receivable Management Services revenue of $1,000 in the current quarter decreased by $86,000 compared to the same quarter in 2001 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

o Collection Agency Services revenue of $378,000 in the current quarter increased by $43,000 compared to the same quarter of 2001, due primarily to a significant increase in placements from a collection agency services contract executed in March of 2000. This contract provided revenues of $96,000 and $19,000 during the first quarter of 2002 and 2001 respectively.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


o Other Income of $18,000 in the current quarter increased by $5,000 compared to the same quarter in 2001 due in part to an increase in incentive income received from the Pampa Economic Development Corporation (PEDC) pursuant to the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000, by UMC and the PEDC. This increase in incentive income was a result of an increase in headcount. The Company's average headcount was 79 and 52 for the first quarter of 2002 and 2001, respectively. Incentive income was $15,000 for the first quarter of 2002, compared to $13,000 for the same quarter of 2001. The Company also recognized interest income on customer invoices aged greater than 30 days of $3,000 during the first quarter of 2002. The Company did not recognize any interest income for the first quarter of 2001.


      WAGES AND BENEFITS expense increased $97,000 or 25% due to the increased headcount mentioned above. Average headcount for the first quarter of 2002 was 79, compared to an average headcount of 52 during the first quarter of 2001.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $31,000 or 26% primarily due to the reversal of previously accrued expenses totaling $27,000 during the first quarter of 2001.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $3,000 or 43% primarily due to the write off of a lease deposit on previously leased office space in Dallas during the first quarter of 2001.

      INTEREST expense decreased $3,000 or 30% due to lower interest rates, and paid down balances on notes and leases payable.

      PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $11,000 due to the establishment of a reserve for accounts receivable from a new customer during the first quarter of 2001. The Company did not reserve any customer receivables during the first quarter of 2002, as collections were materially current.

      NET INCOME for the current quarter decreased to $110,764 from net income of $111,828 for the same quarter in the previous year, due primarily to the increase in revenues offset by the increased wage and benefits cost as cited above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2002, the Company's liquid assets, consisting of cash, totaled $16,244 compared to cash of $3,571 at December 31, 2001. Working capital was $77,000 at March 31, 2002 compared to a working capital deficit of $23,000 at December 31, 2001.

      Operating activities from continuing operations during the current quarter provided cash of $63,000 compared to cash of $43,000 provided by operating activities during the same period of 2001. This increase is primarily due to net income from operations during the current quarter.

      Cash of $30,000 was expended on investing activities during the current quarter for the purchase of equipment and software. The Company expended cash of $16,000 for investing activities during the same period of 2001.

      Financing activities during the current quarter used cash of $20,000 and consisted of principal payments totaling $4,000 for notes payable and principal payments on capital lease obligations totaling $16,000. Financing activities during the same quarter of 2001 used cash of $25,000 and consisted of principal payments totaling $4,000 for notes payable and principal payments on capital lease obligations totaling $21,000.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      During the current quarter, cash flow from operations was adequate to cover all working capital and liquidity requirements. Assuming that the current contracts with UMC's customers remain in force, UMC management believes the Company will continue to generate cash flow from operations sufficient to meet all working capital and liquidity requirements.

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

                            NEW MANAGEMENT EMPLOYEES

        On February 25, 2002 Morgan Hay joined the Company as Executive Vice President, with primary responsibility for sales and marketing. Mr. Hay was previously Vice President of Finance for Valley Baptist Medical Center, a 540-bed acute care facility, in Harlingen, Texas, where he was employed from 1991 to 2002. Prior to his employment with Valley Baptist Medical Center, Mr. Hay held finance positions with St. Joseph Hospital, Fort Worth, Texas; Sherman Healthcare, Inc., Sherman, Texas; and Cooper Communities, Inc. and Wicklow Corporation, real estate development and construction companies in Bentonville, Arkansas. Mr. Hay holds a BBA in Business Management from Stetson University and a BSBA in Accounting from Missouri Southern State College. Mr. Hay is a Certified Public Accountant (CPA) and a Fellow in the Healthcare Financial Management Association (FHFMA). Mr. Hay is Past President of the Texas Association for Healthcare Financial Administration and Past President of the South Texas Chapter of the Healthcare Financial Management Association.

       On April 1, 2002 Jan Neal joined the Company as Vice President of Coding Services. Jan was previously employed as a coding consultant with Parrish, Moody and Fikes, P.C., from 2000 through March 2002. From 1996 through 2000, Jan was self-employed, providing coding consulting services to hospitals. From 1991 through 1996, Jan worked in the medical records department for a small rural hospital. Jan served as The Director of Medical Records and Utilization for a large city hospital from 1988 through 1991, and as the Utilization Review Manager of another large hospital from 1986 through 1988. From 1985 through 1986, Jan was employed by the Texas Medical Foundation, the peer review organization for the State of Texas. Jan has an associate's degree from The El Centro School of Nursing in Fort Worth and is an RN and a Certified Coding Specialist (CCS).

                          CRITICAL ACCOUNTING POLICIES

       Generally accepted accounting principles require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about the accounting policies we use is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements include in our 2001 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to an understanding of the preparation of our financial statements.

         We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, United Medicorp, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries are "off balance sheet".

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


                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By:  /s/ Nathan E. Bailey                             Date: May 14, 2002
     ---------------------------------                      -------------
     Nathan E. Bailey
     Vice President and Controller
     (Principal Accounting Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    ------                        ----------------------
    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements