Form 10-Q
period 2002-06-30
UNITED MEDICORP INC
filed 2002-08-13
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of August 10, 2002, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

                                         PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Balance Sheets at June 30, 2002 and December 31, 2001..........................    1

             Consolidated Statements of Operations for the Three and Six Months Ended
                  June 30, 2002 and 2001.................................................................    2

             Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2002 and 2001................................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    4

                                          PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   11
ITEM 2.      Changes in Securities.......................................................................   11
ITEM 3.      Defaults Upon Senior Securities.............................................................   12
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   12
ITEM 5.      Other Information...........................................................................   12
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   12

Signatures   ............................................................................................   12

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)        (AUDITED)
                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                  ------------      ------------

                                     ASSETS

Current assets:
      Cash and cash equivalents .............................................     $      4,418      $      3,571
      Restricted cash .......................................................           58,530               589
      Accounts receivable, net of allowance for doubtful accounts
         of $2,758 and $435 respectively ....................................          255,121           230,998
      Factor reserve ........................................................          139,750            54,957
      Prepaid expenses and other current assets .............................           13,555             5,796
                                                                                  ------------      ------------
Total current assets ........................................................          471,374           295,911
Other non-current assets ....................................................            2,969             2,969
Property and equipment, net of accumulated depreciation of $909,590
      and $883,636 respectively .............................................          286,849           283,389
Assets under capital leases, net of accumulated amortization of
      $204,683 and $187,573, respectively ...................................            2,979            20,088
                                                                                  ------------      ------------
Total assets ................................................................          764,171           602,357
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ..........................               --            31,590
      Current portion of notes payable ......................................           12,207            19,031
      Trade accounts payable ................................................           40,380            48,367
      Payable to clients ....................................................           58,483               434
      Accrued professional fees .............................................           10,900            21,879
      Accrued payroll and benefits ..........................................          156,699           125,488
      Accrued expenses - AHO ................................................           44,359            44,709
      Accrued expenses other ................................................           29,373            28,315
                                                                                  ------------      ------------
Total current liabilities ...................................................          352,401           319,813
Long term notes payable, excluding current portion ..........................          102,946           112,004
Deferred revenue - PEDC .....................................................          168,000           168,000
                                                                                  ------------      ------------
Total liabilities ...........................................................          623,347           599,817
                                                                                  ------------      ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 shares issued ...........................................          295,157           295,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ...........................               --                --
      Less treasury stock at cost, 305,547 shares ...........................         (221,881)         (221,881)
      Additional paid-in capital ............................................       18,778,254        18,778,254
      Retained deficit ......................................................      (18,710,706)      (18,848,990)
                                                                                  ------------      ------------
Total stockholders' equity ..................................................          140,824             2,540
                                                                                  ------------      ------------
Total liabilities and stockholders' equity ..................................     $    764,171      $    602,357
                                                                                  ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -----------------------------      -----------------------------
                                                      2002             2001              2002             2001
                                                  ------------     ------------      ------------     ------------
Revenues:
      Billing and collection services .......     $    817,726     $    704,563      $  1,600,418     $  1,386,099
      Other revenues ........................           19,276           23,080            37,041           35,863
                                                  ------------     ------------      ------------     ------------
         Total revenues .....................          837,002          727,643         1,637,459        1,421,962

Expenses:
      Wages and benefits ....................          590,292          486,560         1,081,954          881,392
      Selling, general and administrative ...          172,207          146,897           322,382          266,155
      Depreciation and amortization .........           22,320           24,495            45,351           49,328
      Office, vehicle and equipment rental ..            6,280            2,621            10,078            9,321
      Professional fees .....................           13,818           13,987            27,309           28,684
      Interest, net .........................              525           11,157             8,062           21,936
      Loss on disposal of assets ............            1,716               --             1,716               --
      Provision for doubtful accounts .......            2,323          (11,392)            2,323               --
                                                  ------------     ------------      ------------     ------------
      Total expenses ........................          809,481          674,325         1,499,175        1,256,816
                                                  ------------     ------------      ------------     ------------
Net income ..................................     $     27,521     $     53,318      $    138,284     $    165,146
                                                  ============     ============      ============     ============

Basic earnings per common share:

      Net income ............................     $     0.0009     $     0.0018      $     0.0047     $     0.0057
                                                  ============     ============      ============     ============

Weighted average shares outstanding .........       29,210,217       29,210,217        29,210,217       29,210,217
Diluted earnings per common share:

      Net income ............................     $     0.0009     $     0.0017      $     0.0044     $     0.0054
                                                  ============     ============      ============     ============

Weighted average shares outstanding .........       31,299,264       30,710,217        31,299,264       30,710,217


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ............................................................     $    138,284      $    165,146
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ...................           17,109            25,026
              Depreciation of fixed assets ..................................           28,242            24,302
Provision for doubtful accounts .............................................            2,323                --
              PEDC incentives ...............................................               --           (27,625)
              Loss on sale of auto ..........................................            1,716                --
      Changes in assets and liabilities:
              (Increase) in restricted cash .................................          (57,941)             (792)
              (Increase) in accounts receivable, gross ......................          (26,446)          (51,295)
              (Increase) in factor reserve ..................................          (84,793)          (23,713)
              (Increase) decrease in prepaid expenses and other assets ......           (7,759)              402
              (Decrease) in accounts payable ................................           (7,987)          (55,686)
              Increase in payable to clients ................................           58,049             7,025
              Increase in accrued liabilities ...............................           20,940            30,984
                                                                                  ------------      ------------
Net cash provided by operating activities ...................................           81,737            93,774
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture, equipment and improvements .....................          (39,218)          (68,344)
      Proceeds from sale of auto ............................................            5,800                --
                                                                                  ------------      ------------
Net cash used in investing activities .......................................          (33,418)          (68,344)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations ................................          (31,590)          (41,706)
      Repayment of notes payable ............................................          (15,882)           (8,762)
      Proceeds from auto loan ...............................................               --            19,616
                                                                                  ------------      ------------
Net cash used in financing activities .......................................          (47,472)          (30,852)
                                                                                  ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................              847            (5,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................            3,571             7,791
                                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $      4,418      $      2,369
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest ......................................................     $      8,062      $     21,936


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

        The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results for interim periods are not necessarily indicative of results to be expected for the year.

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of June 30, 2002 and December 31, 2001 were as follows:

                                                    JUNE 30       DECEMBER 31,
                                                     2002             2001
                                                 ------------     ------------

REQUIRED RESERVE ...........................     $     73,567     $     54,957
AVAILABLE RESERVE ..........................           66,183               --
                                                 ------------     ------------
FACTOR RESERVE AT END OF PERIOD ............     $    139,750     $     54,957
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

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                          2002                       2001                                   2000                         1999
                   -----------------   -----------------------------------   -----------------------------------   ---------------
                        QUARTER                    QUARTER                                QUARTER                      QUARTER
                   -----------------   -----------------------------------   -----------------------------------   ---------------
                    Second    First    Fourth   Third     Second    First    Fourth   Third     Second    First    Fourth   Third
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------

     UMC
Number of Claims
 Accepted for
  Processing:
   Ongoing           37,952   34,012   21,818   11,905     13,161   18,473   12,637   12,774     38,702   44,311   40,118   53,655
   Backlog               --       --       --       --         --       --    3,252    9,135     10,928    2,219       --       --
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
    Total            37,952   34,012   21,818   11,905     13,161   18,473   15,889   21,909     49,630   46,530   40,118   53,655

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
   Ongoing           22,085   23,336   14,221    8,864      8,382    9,365   10,571   10,186     28,801   35,581   28,919   33,947
   Backlog               --       --       --       --         --       --    1,777    6,216      2,987    4,789       --       --
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
    Total            22,085   23,336   14,221    8,864      8,382    9,365   12,348   16,402     31,788   40,370   28,919   33,947

 Collection $
   (000's)
   Ongoing            4,837    4,710    4,470    4,147      4,307    3,736    3,730    7,092     12,343   12,568   14,349   13,503
   Backlog               --        6       11       80        387      910    1,636    1,561         --       --       --       --
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
    Total             4,837    4,716    4,481    4,227      4,694    4,646    5,366    8,653     12,343   12,568   14,349   13,503

 Fees Earned $
   (000's)
   Ongoing              408      416      301      298        290      257      132      239        370      412      637      721
   Backlog               --        1        2       13         35       87      123      155        137       --       --       --
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
    Total               408      417      303      311        325      344      255      394        507      412      637      721

 Average Fee %
   Ongoing              8.4%     8.8%     6.7%     7.2%       6.7%     6.8%     3.5%     5.3%       3.0%     3.3%     4.4%     5.3%
   Backlog               --     16.6%    18.2%    16.3%       9.0%     9.5%     7.5%     9.9%      12.3%      --       --       --%

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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                          2002                       2001                                   2000                         1999
                   -----------------   -----------------------------------   -----------------------------------   ---------------
                        QUARTER                    QUARTER                                QUARTER                      QUARTER
                   -----------------   -----------------------------------   -----------------------------------   ---------------
                    Second    First    Fourth   Third     Second    First    Fourth   Third     Second    First    Fourth   Third
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
       UMY
    Number of
Accounts Accepted
 for Collection:
     (000's)
    Early out        17,467   26,963   27,413   28,537     42,351   27,132   38,126   43,328     11,377   13,330    5,401    2,581
    Bad debt         14,598   19,856   25,811      932        587    1,413      920    1,640        817    2,312    1,536      734
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
      Total          32,065   46,819   53,224   29,469     42,938   28,545   39,046   44,968     12,194   15,642    6,937    3,315

 Gross $ Amount
   of Accounts
  Accepted for
   Collection
     (000's)
    Early out        14,120   22,647   20,724   20,972     30,834   19,487   24,963   25,213      9,122    7,459    1,334      872
    Bad debt         10,358   12,880   17,035      762        576    1,143      804    1,076        704    1,631    1,264      593
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
      Total          24,478   35,527   37,759   21,734     31,410   20,630   25,767   26,289      9,826    9,090    2,598    1,465

  Collection $
     (000's)
    Early out         2,007    2,449    2,433    3,810      3,904    3,276    2,618      697        610      349      140      148
    Bad debt            892      740      422       57         64       53       57       83         72       52       46      116
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
      Total           2,899    3,189    2,855    3,867      3,968    3,329    2,675      780        682      401      186      264

  Fees Earned $
     (000's)
    Early out           188      232      215      356        370      314      261       87         89       60       28       28
    Bad debt            192      162       94        9         10        8       15       22         17       12       11       17
                   --------   ------   ------   ------   --------   ------   ------   ------   --------   ------   ------   ------
      Total             380      394      309      365        380      322      276      109        106       72       39       45

  Average Fee %
    Early out           9.4%     9.4%     8.8%     9.3%       9.5%     9.6%    10.0%    21.9%      14.6%    17.2%    20.0%    18.9%
    Bad debt           21.5%    21.9%    22.2%    15.8%      15.6%    15.1%    26.3%    26.5%      23.6%    23.1%    23.9%    14.7%

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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                     -------------------------      -------------------------
                                                        2002           2001            2002           2001
                                                     ----------     ----------      ----------     ----------
    Revenue .....................................           100%           100%            100%           100%
                                                     ----------     ----------      ----------     ----------

    Wages and benefits ..........................            71             67              66             62
    Selling, general and administrative .........            20             20              20             18
    Depreciation and amortization ...............             3              4               3              3
    Office, vehicle and equipment rental ........             1             --               1              1
    Professional fees ...........................             2              2               2              2
    Interest, net, and other (income) expense ...            --              2              --              2
    Provision for doubtful accounts .............            --             (2)             --             --
                                                     ----------     ----------      ----------     ----------
    Total expenses ..............................            97             93              92             88
                                                     ----------     ----------      ----------     ----------
    Net income ..................................             3%             7%              8%            12%
                                                     ==========     ==========      ==========     ==========

COMPARISON OF THE QUARTER ENDED JUNE 30, 2002 TO THE QUARTER ENDED JUNE 30, 2001

       REVENUES increased $109,000, or 15% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $404,000 in the current quarter increased by $114,000 compared to the same quarter in 2001 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $194,000 during second quarter of 2002. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $113,000 and $176,000 during the second quarter of 2002 and 2001 respectively. During November of 2001, Inova Health Services officially notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $0 and $57,000 for the second quarter of 2002 and 2001 respectively. The loss of revenue from Inova was partially offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $85,000 and $57,000 during the second quarter of 2002 and 2001 respectively. .

o Backlog Accounts Receivable Management Services revenue of $0 in the current quarter decreased by $35,000 compared to the same quarter in 2001 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

o Collection Agency Services revenue of $373,000 in the current quarter was $6,000 less than the amount of collection agency services revenue recognized in the same quarter of 2001. Revenues from early out collections were $186,000 and $369,000 while revenues from bad debt collections were $187,000 and $10,000 for the second quarter of 2002 and 2001 respectively.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $37,000 during the second quarter of 2002.

o   Other revenue decreased by $1,000 compared to the same quarter of 2001.

      WAGES AND BENEFITS expense increased $104,000 or 21% primarily due to increased headcount as a result of increased business requirements, and the addition of two corporate officers during March and April of 2002. During the current quarter, total monthly employee headcount averaged 81 compared to 69 during the same quarter of 2001.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $25,000 or 17% primarily due to increases in postage, printing, travel, and software maintenance costs. These increases were the result of an increased number of self pay accounts requiring letters (postage and printing), additional travel requirements of the new Vice President of Sales and the new Vice President of Coding Services, and a large credit from a company that provided system maintenance services, that was received during the second quarter of 2001 (software maintenance).

      DEPRECIATION AND AMORTIZATION expense decreased $2,000 or 9% primarily due to certain assets becoming fully depreciated.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $3,600 or 140% primarily due to the assumption by UMC of the lease on a 2000 Toyota Avalon, which had previously been leased by Janice Neal (UMC's new Vice President of Coding Services).

      PROFESSIONAL FEES increased $170 or 1% as compared to the second quarter of 2002.

      INTEREST expense decreased $10,000 or 90% due primarily to the maturity of a capital lease, the payoff of interest bearing debt, and the reduced balance and interest rate on the Company's variable rate loan on the Pampa Operations Center building.

      PROVISION FOR DOUBTFUL ACCOUNTS expense increased $13,700 primarily due to the collection of previously reserved receivables in the amount of $11,000 during the second quarter of 2001.

      NET INCOME -- In addition to the items listed above, net income for the three-month period ended June 30, 2002 declined, as compared to the second quarter of 2001, due to a very poor performance during the month of May 2002. This poor performance was due in large part to a loss of focus caused by the terminal illness of UMC's Director of Operations, Dennis Bazhaw (see "Management Changes" below). The Company reported a net loss for May which was approximately $63,000 below planned net income for that month. Operational performance returned to previous norms during the months of June and July.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

       REVENUES increased $215,000 or 15% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $807,000 in the current six month period increased by $260,000 compared to the same quarter in 2001 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $364,000 during the current six-month period. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $231,000 and $349,000 during the second quarter of 2002 and 2001 respectively. During November of 2001, Inova Health Services officially notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $3,000 and $129,000 for the six-month period ending June 30, 2002 and 2001 respectively. The loss of revenue from Inova was offset

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


    by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $182,000 and $69,000 during the second quarter of 2002 and 2001 respectively.

o Backlog Accounts Receivable Management Services revenue of $1,000 in the current six-month period decreased $123,000 compared to the same six-month period of 2001 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

o Collection Agency Services revenue of $752,000 in the current six month period increased by $38,000 compared to the same period of 2001, due to various changes in the Company's self pay account inventory mix. The Company received a significant increase in placements from a collection agency services contract executed in March of 2000. This contract provided revenues of $183,000 and $80,000 during the first six months of 2002 and 2001 respectively. The Company saw a significant decrease in early out placements from a collection agency services contract executed September 25, 2000. This contract provided revenues of $173,000 and $558,000 during the first six months of 2002 and 2001 respectively. Effective November 1, 2001, bad debt accounts were also added to this contract. The bad debt portion of this contract provided $318,000 in revenue during the first six months of 2002.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $37,000 during the first six months of 2002.

o Other revenue of $37,000 during the current six-month period increased by $1,000 compared to the same six-month period of 2001.

      WAGES AND BENEFITS expense increased $200,000 or 23% primarily due to increased headcount as a result of increased business requirements, and the addition of two corporate officers during March and April of 2002. During the current six-month period, total monthly employee headcount averaged 80 compared to 61 during the same period of 2001.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $56,000 or 21% primarily due to increases in postage and printing costs, as a result of an increased number of self pay accounts requiring letters, and the reversal of previously accrued expense during the first six months of 2001.

      DEPRECIATION AND AMORTIZATION expense decreased $4,000 or 8% primarily due to certain assets becoming fully depreciated

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $750 or 8% during the first six months of 2002, as compared to the first six months of 2001.

      PROFESSIONAL FEES decreased $1,370 or 5% during the first six months of 2002, as compared to the first six months of 2001.

      INTEREST, NET decreased $14,000 or 63% due primarily to the maturity of a capital lease, the payoff of interest bearing debt, and the reduced balance and interest rate on the Company's variable rate loan on the Pampa Operations Center building.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


      PROVISION FOR DOUBTFUL ACCOUNTS expense increased $2,000 or 100% primarily due to a small amount of receivables being reserved during the first six months of 2002, and no balances being reserved during the first six months of 2001.

      NET INCOME -- In addition to the items listed above, net income for the six-month period ended June 30, 2002 declined, as compared to the first six months of 2001, due to a very poor performance during the month of May 2002. This poor performance was due in large part to a loss of focus caused by the terminal illness of UMC's Director of Operations, Dennis Bazhaw (see "Management Changes" below). The Company reported a net loss for May which was approximately $63,000 below planned net income for that month. Operational performance returned to previous norms during the months of June and July.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, the Company's liquid assets, consisting of cash, and available factoring reserve totaled $71,000 compared to $3,500 at December 31, 2001. Working capital was $119,000 at June 30, 2002 compared to a deficit of $24,000 at December 31, 2001.

      Operating activities during the current six-month period provided cash of $82,000, compared to cash of $94,000 provided by operating activities during the same period of 2001. This decrease is primarily due to a $27,000 reduction in net income during the first six months of 2002, as compared to the same period in 2001.

      Cash of $39,000 was expended on investing activities during the current six-month period for the purchase of equipment, software, and building improvements. The Company also received proceeds from the sale of a company automobile in the amount of $5,800 during this period. The Company expended $68,000 on investing activities during the same six-month period of 2001 for the purchase of equipment, software and building improvements.

      Financing activities during the current six-month period used cash of $47,000 consisting of principal payments totaling $16,000 for notes payable, and $31,000 on capital lease obligations. Financing activities during the same six-month period of 2001 used cash of $31,000 and consisted of loan proceeds for the purchase of two automobiles in the amount of $20,000, principal payments totaling $9,000 for notes payable, and principal payments on capital lease obligations totaling $42,000.

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

                            CHANGES IN CUSTOMER BASE

On May 30, 2002, the Company received notice from Valley Baptist Medical Center
(VBMC) terminating their accounts receivable management contract dated March 13, 2000. The termination of the contract was pursuant to recommendations from outside consultants to consolidate VBMC's outsourcing projects, and according to VBMC management had nothing to do with UMC's performance. This contract provided revenues of $183,000 and $272,000 for the six months ended June 30, 2002 and the year ended December 31, 2001 respectively. These revenues represent 11% and 10% of UMC's total revenues for the six months ended June 30, 2002 and the year ended December 31, 2001 respectively. Revenues from this contract will ramp down over the four month period following the date of cancellation.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


On July 26, 2002 UMC executed a contract with a hospital in the Texas Panhandle. Under this contract, UMC will provide day one claims billing and follow up services for the hospital, as well as early out and bad debt patient balance account management services. The company will also receive a backlog placement of the hospital's entire current receivables inventory. Management believes that this contract will generate revenues of approximately $300,000 per year.

                               MANAGEMENT CHANGES

       On June 3, 2002 Dennis Bazhaw, UMC's Director of Operations, died following a month long illness. As a result of Mr. Bazhaw's illness, UMC's operations suffered a loss of focus, which was reflected in poor operating results for the month of May. In response to Mr. Bazhaw's absence, Peter W. Seaman, UMC's Chief Executive Officer, has assumed the duties of Director of Operations, with assistance from the two managers who had previously reported directly to Mr. Bazhaw. Mr. Seaman has delegated additional responsibilities to these two managers, who are being evaluated for promotion. Under this management structure, the operating results for June returned to previous norms.

                          CRITICAL ACCOUNTING POLICIES

       Accounting Principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about the accounting policies we use is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in our 2001 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to an understanding of the preparation of our financial statements.

        We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, United Medicorp, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries are "off balance sheet", UMC has not entered into any "off balance sheet" transactions, and UMC has no "special purpose entities".

       Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At June 30, 2002, and December 31, 2001, there were no factored invoices which had ages more than 90 days.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
    ------                            ----------------------

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    99(a)       Certification of Chief Executive Officer

    99(b)       Certification of Chief Financial Officer

    (B) Reports on Form 8-K:

        None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By:  /s/ Nathan E. Bailey                             Date: August 12, 2002
     ------------------------------------                  ----------------
     Nathan E. Bailey
     Vice President and Controller
     (Principal Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER         DESCRIPTION
 -------        -----------

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    99(a)       Certification of Chief Executive Officer

    99(b)       Certification of Chief Financial Officer