Form 10-Q
period 2002-09-30
UNITED MEDICORP INC
filed 2002-11-14
CIK 831460

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         As of November 11, 2002, there were outstanding 29,210,217 shares of Common Stock, $0.01 par value.

===============================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                        PART I - FINANCIAL INFORMATION

ITEM  1.     Financial Statements

             Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.....................    1

             Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 2002 and 2001............................................................    2

             Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2002 and 2001............................................................    3

             Notes to the Consolidated Financial Statements..............................................    4

ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    4

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk..................................   12

ITEM 4.      Controls and Procedures.....................................................................   12

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................................................   12
ITEM 2.      Changes in Securities.......................................................................   12
ITEM 3.      Defaults Upon Senior Securities.............................................................   12
ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   13
ITEM 5.      Other Information...........................................................................   13
ITEM 6.      Exhibits and Reports on Form 8-K............................................................   13

Signatures   ............................................................................................   13
Certifications...........................................................................................   14


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      2002                2001
                                                                                -----------------   -----------------
                                ASSETS

Current assets:
      Cash and cash equivalents........................................      $        40,572         $        3,571
      Restricted cash..................................................               89,598                    589
      Accounts receivable, net of allowance for doubtful accounts
         of $2,238 and $435 respectively...............................              231,002                230,998
      Factor reserve...................................................              192,495                 54,957
      Prepaid expenses and other current assets........................               16,573                  5,796
                                                                             ---------------        ---------------
Total current assets...................................................              570,240                295,911
Other non-current assets...............................................                2,969                  2,969
Property and equipment, net of accumulated depreciation of $924,883
      and $883,636 respectively........................................              322,518                283,389
Assets under capital leases, net of accumulated amortization of
      $205,867 and $187,573, respectively..............................                1,794                 20,088
                                                                             ---------------        ---------------
Total assets...........................................................              897,521                602,357
                                                                             ===============         ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations.....................                   --                 31,590
      Current portion of notes payable.................................               16,658                 19,031
      Trade accounts payable...........................................               38,107                 48,367
      Payable to clients...............................................               89,561                    434
      Accrued professional fees........................................               15,900                 21,879
      Accrued payroll and benefits.....................................              146,440                125,488
      Accrued expenses - Allied Health Options.........................               44,179                 44,709
      Accrued expenses other ..........................................               26,717                 28,315
                                                                             ---------------        ---------------
Total current liabilities..............................................              377,562                319,813
Long-term notes payable, excluding current portion.....................              101,754                112,004
Deferred revenue - Pampa Economic Development Corporation..............              168,000                168,000
                                                                             ---------------        ---------------
Total liabilities......................................................              647,316                599,817
                                                                             ---------------        ---------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 shares issued......................................              295,157                295,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .....................                   --                     --
      Less treasury stock at cost, 305,547 shares......................             (221,881)              (221,881)
      Additional paid-in capital.......................................           18,778,254             18,778,254
      Retained deficit.................................................          (18,601,325)           (18,848,990)
                                                                             ---------------         --------------
Total stockholders' equity ............................................              250,205                  2,540
                                                                             ---------------         --------------
Total liabilities and stockholders' equity ............................      $       897,521         $      602,357
                                                                             ===============         ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -----------------------------   ----------------------------
                                                         2002           2001              2002          2001
                                                    -------------  --------------   -------------  -------------
Revenues:
      Billing, collection and coding services....   $     870,751  $      673,900   $   2,471,169  $   2,060,000
      Other revenues.............................          53,692          42,146          90,733         78,009
                                                    -------------  --------------    ------------   ------------
         Total revenues..........................         924,443         716,046       2,561,902      2,138,009

Expenses:
      Wages and benefits.........................         599,596         470,435       1,681,550      1,351,827
      Selling, general and administrative........         172,250         135,161         494,633        401,316
      Depreciation and amortization..............          16,476          25,745          61,828         75,073
      Office, vehicle and equipment rental.......           5,814           2,706          15,891         12,027
      Professional fees..........................          15,654          10,785          42,962         39,470
      Interest, net .............................           7,252           7,153          15,314         29,089
      Loss on disposal of assets ................             - -             - -           1,716            - -
      Provision for doubtful accounts............          (1,980)            - -             343            - -
                                                    -------------- --------------    ------------   ------------
      Total expenses.............................         815,062         651,985       2,314,237      1,908,802
                                                    -------------  --------------    ------------   ------------
Net income    ...................................   $     109,381  $       64,061    $    247,665   $    229,207
                                                    =============  ==============    ============   ============

Basic earnings per common share:

      Net income ................................   $      0.0037  $       0.0022    $     0.0085   $    0.0078
                                                    =============  ==============    ============   ============

Weighted average shares outstanding..............      29,210,217      29,210,217       29,210,217    29,210,217
Diluted earnings per common share:

      Net income ................................   $      0.0035  $       0.0021    $     0.0080   $    0.0074
                                                    =============  ==============    ============   ============

Weighted average shares outstanding..............      30,998,983      30,857,609      31,038,673     30,746,902

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2002              2001
                                                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income  ...........................................................      $    247,665      $   229,207
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases....................            18,294           37,116
              Depreciation of fixed assets...................................            43,535           37,957
              Provision for doubtful accounts................................             1,803               --
              PEDC incentives................................................                --          (40,000)
              Loss on sale of auto...........................................             1,716               --
      Changes in assets and liabilities:
              Restricted cash................................................           (89,009)           1,447
              Accounts receivable, gross.....................................            (1,807)         (67,671)
              Factor reserve.................................................          (137,538)          (9,107)
              Prepaid expenses and other assets..............................           (10,777)             420
              Accounts payable...............................................           (10,260)         (48,452)
              Payable to clients.............................................            89,127             (690)
              Accrued liabilities............................................            12,845           14,824
                                                                                  -------------      -----------
Net cash provided by operating activities....................................           165,594          155,051
                                                                                  -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture, equipment and improvements......................           (90,180)         (86,743)
      Proceeds from sale of auto.............................................             5,800               --
                                                                                  -------------      -----------
Net cash used in investing activities........................................           (84,380)         (86,743)
                                                                                  -------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations.................................           (31,590)         (60,280)
      Repayment of notes payable.............................................           (33,102)         (29,800)
      Proceeds from auto loan................................................            20,479           19,616
                                                                                  -------------      -----------
Net cash used in financing activities........................................           (44,213)         (70,464)
                                                                                  -------------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................            37,001           (2,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................             3,571            7,791
                                                                                  -------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................     $      40,572      $     5,635
                                                                                  =============      ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.......................................................     $      15,314      $   29,089



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

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of September 30, 2002 and December 31, 2001 were as follows:

                                                       SEPTEMBER 30      DECEMBER 31,
                                                            2002             2001
                                                       ------------      -----------
REQUIRED RESERVE     .............................     $     77,486      $    54,957
AVAILABLE RESERVE  ...............................          115,009               --
                                                       ------------      -----------
FACTOR RESERVE AT END OF PERIOD...................     $    192,495      $    54,957
                                                       ============      ===========


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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring services to their customers under contracts that typically are cancelable with a 30 to 60 day notice.

      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                             2002                       2001                          2000                    1999
                                    ----------------------  ------------------------------  ------------------------------  -------
                                           QUARTER                     QUARTER                       QUARTER                QUARTER
                                    ----------------------  ------------------------------  ------------------------------  -------
                                    Third   Second  First   Fourth  Third   Second  First   Fourth  Third   Second  First   Fourth
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
               UMC
-----------------------------
Number of Claims Accepted for
 Processing:
  Ongoing                           43,486  37,952  34,012  21,818  11,905  13,161  18,473  12,637  12,774  38,702  44,311  40,118
  Backlog                               --      --      --      --      --      --      --   3,252   9,135  10,928   2,219       --
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                            43,486  37,952  34,012  21,818  11,905  13,161  18,473  15,889  21,909  49,630  46,530   40,118

Gross $ Amount of Claims
 Accepted for Processing
 (000's):
  Ongoing                           30,772  22,085  23,336  14,221   8,864   8,382   9,365  10,571  10,186  28,801  35,581   28,919
  Backlog                               --      --      --      --      --      --      --   1,777   6,216   2,987   4,789       --
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                            30,772  22,085  23,336  14,221   8,864   8,382   9,365  12,348  16,402  31,788  40,370  28,919

Collection $ (000's)
  Ongoing                            6,091   4,837   4,710   4,470   4,147   4,307   3,736   3,730   7,092  12,343  12,568   14,349
  Backlog                               --      --       6      11      80     387     910   1,636   1,561      --      --       --
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                             6,091   4,837   4,716   4,481   4,227   4,694   4,646   5,366   8,653  12,343  12,568   14,349

Fees Earned $ (000's)
  Ongoing                              468     408     416     301     298     290     257     132     239     370     412      637
  Backlog                               --      --       1       2      13      35      87     123     155     137      --       --
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                               468     408     417     303     311     325     344     255     394     507     412      637

Average Fee %
  Ongoing                             7.7%    8.4%    8.8%    6.7%    7.2%    6.7%    6.8%    3.5%    5.3%    3.0%    3.3%     4.4%
  Backlog                               --      --   16.6%   18.2%   16.3%    9.0%    9.5%    7.5%    9.9%   12.3%      --      --%


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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                             2002                       2001                          2000                    1999
                                    ----------------------  ------------------------------  ------------------------------  -------
                                           QUARTER                     QUARTER                       QUARTER                QUARTER
                                    ----------------------  ------------------------------  ------------------------------  -------
                                    Third   Second  First   Fourth  Third   Second  First   Fourth  Third   Second  First   Fourth
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
               UMY
-----------------------------
Number of Accounts Accepted
 for Collection: (000's)
  Early out                         17,818  17,467  26,963  27,413  28,537  42,351  27,132  38,126  43,328  11,377  13,330    5,401
  Bad debt                          16,430  14,598  19,856  25,811     932     587   1,413     920   1,640     817   2,312    1,536
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                            34,248  32,065  46,819  53,224  29,469  42,938  28,545  39,046  44,968  12,194  15,642    6,937

Gross $ Amount of Accounts
 Accepted for Collection
 (000's)
  Early out                         13,424  14,120  22,647  20,724  20,972  30,834  19,487  24,963  25,213   9,122   7,459    1,334
  Bad debt                           9,714  10,358  12,880  17,035     762     576   1,143     804   1,076     704   1,631    1,264
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                            23,138  24,478  35,527  37,759  21,734  31,410  20,630  25,767  26,289   9,826   9,090    2,598

Collection $ (000's)
  Early out                          1,563   2,007   2,449   2,433   3,810   3,904   3,276   2,618     697     610     349      140
  Bad debt                             939     892     740     422      57      64      53      57      83      72      52       46
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                             2,502   2,899   3,189   2,855   3,867   3,968   3,329   2,675     780     682     401      186

Fees Earned $ (000's)
  Early out                            159     188     232     215     356     370     314     261      87      89      60       28
  Bad debt                             208     192     162      94       9      10       8      15      22      17      12       11
                                    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
   Total                               367     380     394     309     365     380     322     276     109     106      72       39

Average Fee %
   Early out                         10.2%    9.4%    9.4%    8.8%    9.3%    9.5%    9.6%   10.0%   21.9%   14.6%   17.2%    20.0%
   Bad debt                          22.1%   21.5%   21.9%   22.2%   15.8%   15.6%   15.1%   26.3%   26.5%   23.6%   23.1%    23.9%


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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ------------------------       ------------------------
                                                                 2002          2001             2002         2001
                                                              -----------  ----------        -----------  -----------
     Revenue                                                     100%          100%             100%         100%
                                                              -----------  ---------         -----------  -----------
     Wages and benefits...................................          65          66               65           63
     Selling, general and administrative..................          18          19               19           19
     Depreciation and amortization........................           2           4                2            3
     Office, vehicle and equipment rental.................           1          --                1            1
     Professional fees....................................           2           1                2            2
     Interest, net, and other (income) expense............           1           1                1            1
     Provision for doubtful accounts......................          (1)         --               --           --
                                                              -----------  -----------       -----------  -----------
     Total expenses.......................................          88          91               90           89
                                                              -----------  -----------       -----------  -----------
     Net income ..........................................          12%          9%              10%          11%
                                                              ===========  ===========       ===========  ===========

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2002 TO THE QUARTER ENDED SEPTEMBER 30, 2001

     REVENUES increased $208,000 or 29% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $471,000 in the current quarter increased by $174,000 compared to the same quarter in 2001 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $226,000 during third quarter of 2002. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $106,000 and $124,000 during the third quarter of 2002 and 2001 respectively. During November of 2001, Inova Health Services officially notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $0 and $74,000 for the third quarter of 2002 and 2001 respectively. The loss of revenue from Inova was partially offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000, and an ongoing accounts receivable management contract dated July 26, 2002. These contracts provided revenues of $132,000 and $87,000 during the third quarter of 2002 and 2001 respectively. .

o Backlog Accounts Receivable Management Services revenue of $0 in the current quarter decreased by $13,000 compared to the same quarter in 2001 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

o Collection Agency Services revenue of $364,000 in the current quarter was $1,000 more than the amount of collection agency services revenue recognized in the same quarter of 2001. Revenues from early out collections were $163,000 and $354,000 while revenues from bad debt collections were $201,000 and $9,000 for the third quarter of 2002 and 2001 respectively.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $35,000 during the third quarter of 2002.

o Other revenue increased by $11,000 compared to the same quarter of 2001, primarily due to interest charges on past due receivables, and miscellaneous reimbursable expenses billed to customers.

      WAGES AND BENEFITS expense increased $129,000 or 27% primarily due to increased headcount as a result of increased business requirements, and the addition of two corporate officers during March and April of 2002. During the current quarter, total monthly employee headcount averaged 80 compared to 67 during the same quarter of 2001.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $37,000 or 27% primarily due to increases in postage, travel, office supplies, advertising and marketing, employee training, and commission costs. These increases were the result of an increased number of self pay accounts requiring letters (postage), additional travel requirements of the new Vice President of Sales and Marketing and the new Vice President of Coding Services, additional cost for paper and envelopes (office supplies) that resulted from the Company no longer outsourcing the printing and mailing of collection letters (this change began in September of 2002, and should result in a net cost decrease in future periods), sponsorship costs for various healthcare association conferences (advertising and marketing), training costs associated with the start up of a new customer project, and commission costs associated with the addition of a Vice President of Sales and Marketing.

      DEPRECIATION AND AMORTIZATION expense decreased $9,000 or 36% primarily due to certain assets becoming fully depreciated.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $3,100 or 115% primarily due to the assumption by UMC of the lease on a 2000 Toyota Avalon, which had previously been leased by Janice Neal (UMC's new Vice President of Coding Services). This lease will expire in April, 2003.

      PROFESSIONAL FEES increased $5000 or 45% as compared to the second quarter of 2002, due to the cost of credit report fees (which were not filed in previous quarters) and increased monthly accruals for audit and other professional services as compared to the previous year quarter.

      INTEREST expense increased $100 or 1% compared to the same quarter of 2001.

      PROVISION FOR DOUBTFUL ACCOUNTS expense decreased $1,980 due to the collection of previously reserved receivables during the third quarter of 2002. There was no bad debt expense recognized during the third quarter of 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES increased $424,000 or 20% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,279,000 in the current nine month period increased by $434,000 compared to the same period in 2001 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $588,000 during the current nine-month period. This increase in revenue was offset by

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


     reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $336,000 and $473,000 during the first nine months of 2002 and 2001 respectively. During November of 2001, Inova Health Services officially notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $3,000 and $203,000 for the nine-month period ending September 30, 2002 and 2001 respectively. The loss of revenue from Inova was offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000 and by an ongoing accounts receivable management contract dated July 26, 2002. These contracts provided revenues of $314,000 and $156,000 during the first nine months of 2002 and 2001 respectively.

o Backlog Accounts Receivable Management Services revenue of $1,000 in the current nine-month period decreased $134,000 compared to the same nine-month period of 2001 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

o Collection Agency Services revenue of $1,116,000 in the current nine month period increased by $39,000 compared to the same period of 2001, due to various changes in the Company's self pay account inventory mix. The Company received a significant increase in placements from a collection agency services contract executed in March of 2000. This contract provided revenues of $226,000 and $183,000 during the first nine months of 2002 and 2001 respectively. (On May 30, 2002, The Company received notice of the cancellation of this contract. Further details regarding this cancellation are provided later in this section under the heading "Changes in Customer Base". The revenues from this contract will ramp down over the remainder of the year.) The Company saw a significant decrease in early out placements from a collection agency services contract executed September 25, 2000. This contract provided revenues of $255,000 and $787,000 during the first nine months of 2002 and 2001 respectively. Effective November 1, 2001, bad debt accounts were also added to this contract. The bad debt portion of this contract provided $511,000 in revenue during the first nine months of 2002.

o UMClaimPros revenue in the current nine-month period decreased by $2,500 compared to the same nine-month period of 2001, primarily due to the allocation of employee resources to other sources of revenue.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $75,000 during the first nine months of 2002.

o Other revenue of $91,000 during the current nine-month period increased by $12,500 compared to the same nine-month period of 2001, primarily due to interest charges on past due receivables, and miscellaneous reimbursable expenses billed to customers

      WAGES AND BENEFITS expense increased $330,000 or 24% primarily due to increased headcount as a result of increased business requirements, and the addition of two corporate officers during March and April of 2002. During the current nine-month period, total monthly employee headcount averaged 80 compared to 63 during the same period of 2001.


      SELLING, GENERAL AND ADMINISTRATIVE expense increased $93,000 or 23% primarily due to increases in postage, travel, office supplies, printing, repairs and maintenance, advertising and marketing, employee training, and sales commissions. These increases were the result of an increased number of self pay accounts requiring letters (postage and shipping), additional travel requirements of the new Vice President of Sales and

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


Marketing and the new Vice President of Coding Services, additional cost for paper and envelopes (office supplies) that resulted from the Company no longer outsourcing the printing and mailing of collection letters (this change began in September of 2002, and should result in a net cost decrease in future periods), sponsorship costs for various healthcare association conferences (advertising and marketing), training costs associated with the start up of a new customer project and new training materials for self pay collectors, increased maintenance cost on computer and office equipment ,and commission costs associated with the addition of a Vice President of Sales and Marketing. .

      DEPRECIATION AND AMORTIZATION expense decreased $13,000 or 18% primarily due to certain assets becoming fully depreciated

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $3,800 or 32% during the first nine months of 2002, as compared to the first nine months of 2001, primarily as a result of accrued lease car expenses of $3,660 that were reversed in 2001.

      PROFESSIONAL FEES increased $3,500 or 9% during the first nine months of 2002, as compared to the first nine months of 2001.

      INTEREST, NET decreased $14,000 or 47% due primarily to the maturity of a capital lease, the payoff of interest bearing debt, and the reduced balance and interest rate on the Company's variable rate loan on the Pampa Operations Center building.

      PROVISION FOR DOUBTFUL ACCOUNTS expense increased $343 or 100% primarily due to a small net amount of receivables being reserved during the first nine months of 2002, and no balances being reserved during the first nine months of 2001.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, the Company's liquid assets, consisting of cash, and available factoring reserve totaled $156,000 compared to $3,500 at December 31, 2001. Working capital was $194,000 at September 30, 2002 compared to a deficit of $24,000 at December 31, 2001.

      Operating activities during the current nine-month period provided cash of $166,000, compared to cash of $155,000 provided by operating activities during the same period of 2001. This increase is primarily due to net income of $247,665 during the first nine months of 2002, compared to net income of $229,207 during the same period in 2001.

      Cash of $90,000 was expended on investing activities during the current nine-month period for the purchase of equipment, software, building improvements, and a new company automobile. The Company also received proceeds from the sale of a company automobile in the amount of $5,800 during this period. The Company expended $87,000 on investing activities during the same nine-month period of 2001 for the purchase of equipment, software and building improvements.

      Financing activities during the current nine-month period used cash of $44,000 consisting of loan proceeds for the purchase of a company automobile in the amount of $20,000 offset by principal payments totaling $33,000 on notes payable and $31,000 on capital lease obligations. Financing activities during the same nine-month period of 2001 used cash of $70,000 and consisted of loan proceeds for the purchase of

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


two automobiles in the amount of $20,000,offset by principal payments totaling $30,000 on notes payable and principal payments on capital lease obligations totaling $60,000.

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

                            CHANGES IN CUSTOMER BASE

On May 30, 2002, the Company received notice from Valley Baptist Medical Center
(VBMC) terminating their accounts receivable management contract dated March 13, 2000. The termination of the contract was pursuant to recommendations from outside consultants to consolidate VBMC's outsourcing projects, and according to VBMC management had nothing to do with UMC's performance. This contract provided revenues of $226,000 and $272,000 for the nine months ended September 30, 2002 and the year ended December 31, 2001 respectively. These revenues represent 9% and 10% of UMC's total revenues for the nine months ended September 30, 2002 and the year ended December 31, 2001 respectively. Revenues from this contract will ramp down over the four month period following the date of cancellation.

On July 26, 2002 UMC executed a contract with a hospital in the Texas Panhandle. Under this contract, UMC provides day one claims billing and follow up services for the hospital, as well as early out and bad debt patient balance account management services. The company has also received a backlog placement of the hospital's entire current receivables inventory. UMC began providing services under this contract on August 1, 2002. This contract provided revenues of $29,000 during the months of August and September.

                               MANAGEMENT CHANGES

       On June 3, 2002 Dennis Bazhaw, UMC's Director of Operations, died following a month long illness. As a result of Mr. Bazhaw's illness, UMC's operations suffered a loss of focus, which was reflected in poor operating results for the month of May. In response to Mr. Bazhaw's demise, Peter W. Seaman, UMC's Chief Executive Officer, has assumed the additional duties of Director of Operations, and implemented a number of organizational changes in the management structure that previously reported to Mr. Bazhaw. Under this evolving management structure, the operating results have returned to previous norms.

                          CRITICAL ACCOUNTING POLICIES

       Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies we use is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in our 2001 Form 10-K. Other accounting policies not discussed here are described

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's financial statements.

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

       Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At September 30, 2002, and December 31, 2001, there were no factored invoices that had ages more than 90 days.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

ITEM 4 - CONTROLS AND PROCEDURES.

       In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of October 25, 2002, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since October 25, 2002.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
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

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)



By: /s/ Nathan E. Bailey                              Date: November 13, 2002
    -------------------------------                         -----------------
    Nathan E. Bailey
    Vice President and Controller
    (Principal Accounting Officer)

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Peter W. Seaman, Chairman of the Board of Directors and Chief Executive Officer of United Medicorp, Inc. ), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Medicorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report.;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or significant changes in internal control or in other factors that could significantly affect internal controls:
         Subsequent to the date of our most recent evaluation including, including any corrective actions with regard to significant deficiencies and material weaknesses,



Date: November 13, 2002                         /s/ Peter W. Seaman
      -----------------                         -------------------------------
                                                Peter W. Seaman
                                                Chairman of the Board and
                                                Chief Executive Officer

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Nathan E. Bailey, Vice President and Controller of United Medicorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Medicorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report.;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or significant changes in internal control or in other factors that could significantly affect internal controls:
         Subsequent to the date of our most recent evaluation including, including any corrective actions with regard to significant deficiencies and material weaknesses,



Date: November 13, 2002                         /s/ Nathan E. Bailey
      -----------------                         ------------------------------
                                                Nathan E. Bailey
                                                Vice President and Controller

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    -------                       ----------------------
    99.1          Safe Harbor Compliance Statement for Forward-Looking Statements
    99(a)         Certification of Chief Executive Officer
    99(b)         Certification of Chief Financial Officer