Form 10-K
period 2002-12-31
UNITED MEDICORP INC
filed 2003-03-28
CIK 831460

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   NONE                               NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS

                          COMMON STOCK, $0.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K___.

      As of June 30, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $377,980 based on the last sales price of $0.02 per share of such stock on June 28, 2002. As of March 15, 2003 there were 29,210,217 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                     PART I

ITEM 1.      Business....................................................................................    3
ITEM 2.      Properties..................................................................................    9
ITEM 3.      Legal Proceedings...........................................................................    9
ITEM 4.      Submission of Matters to a Vote of Securities Holders.......................................    9

                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................   10
ITEM 6.      Selected Consolidated Financial Data........................................................   11
ITEM 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................................   12
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   24
ITEM 8.      Financial Statements and Supplementary Data.................................................   24
ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................................................   24

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant..........................................   25
ITEM 11.     Executive Compensation......................................................................   27
ITEM 12.     Securities Ownership of Certain Beneficial Owners and Management............................   30
ITEM 13.     Certain Relationships and Related Transactions..............................................   31
ITEM 14.     Controls and Procedures.....................................................................   31

                                     PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   32
Signatures   ............................................................................................   36
Certification of Chief Executive Officer.................................................................   37
Certification of Chief Financial Officer.................................................................   38

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

      The Company provides medical insurance claims coding and processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding and processing, billing and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

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

                         EXISTING GOVERNMENT REGULATION

      UMC's billing and collection activities are governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

      ONGOING ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Under the Company's Ongoing service, the Company edits, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a weekly, semi-monthly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 52%, 41% and 57% of total revenue in 2002, 2001 and 2000, respectively.

      BACKLOG ACCOUNTS RECEIVABLE MANAGEMENT SERVICES: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payor, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection. The Company does not currently have any backlog accounts receivable management service contracts in progress.

      CLAIMS CODING SERVICES: In April of 2002, The Company began offering claims coding services to its customers. These services include performing coding reviews to assure compliance and reimbursement optimization, as well as complete on-site and off-site UB92 and HCFA claims coding. To support the off-site claims coding service, the Company developed proprietary software which allows medical records to be scanned at a customer hospital's location, encrypted, and transmitted to UMC's secure website. Medical records are then queued to one of UMC's coders, who completes coding within two business days and transmits a coding summary back to the hospital. The hospital then enters these codes into its coding system, and bills the claim.

      PATIENT BILLING SERVICES: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance, age and collectibility of the accounts being worked.

      COLLECTION AGENCY SERVICES: These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 44%, 49% and 25% of total revenue in 2002, 2001 and 2000, respectively.

      UMCLAIMPROS: The Company began providing interim staffing services under the UMClaimPros label in December, 1994. UMClaimPros were experienced billing and collection personnel who were employed by UMC and placed on temporary assignments in hospital and physician business offices. Fees for this service accounted for approximately 0%, 0%, and 3% of revenue in 2002, 2001, and 2000 respectively. Management has not yet offered the UMClaimPros service in the Pampa area.

      FEE STRUCTURE: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency-based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 3.5 to 20 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount collected. Backlog Accounts Receivable Management services are usually priced from 8 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 8 to 10 percent of the amounts collected, while Collection Agency services are priced at 8 to 35 percent of amounts collected. UMClaimPros services were priced at a per hour rate based on the fully burdened salary of the assigned personnel. Coding service fees are billed on a per chart basis, a per hour basis, or a per day basis, and may also add charges for travel time to and from the customer's location. Management believes that the Company's fee structure for its package of services is competitive.

                          SOFTWARE AND DATA PROCESSING

      The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2002, 2001 and 2000, the Company accepted for processing approximately 307,000, 220,000 and 246,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

      The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted directly by the Company to the third party payor or through a claims clearinghouse used by the Company. The clearinghouse then formats and electronically transmits the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing, customer reporting, claims tracking and collection functions during 2003 and thereafter in order to satisfy unique customer requirements.

      UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, collection letters and reports. Custom programming for this application is handled primarily through contract programmers. The Company owns the source code for this application and can modify the application whenever necessary. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

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

               TRANSITION FROM PROFESSIONAL EMPLOYER ORGANIZATION

      Effective, December 26, 2000, UMC discontinued its agreement with Administaff, Inc., a professional employer organization ("PEO") whereby Administaff was the employer of record for all UMC employees. UMC resumed all payroll and human resource functions internally as of the cancellation date. The cost savings to UMC as a result of the discontinuation of the agreement are approximately 7% of gross payroll cost.

                                INDUSTRY SEGMENTS

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services and other healthcare related ancillary business office services. UMY provides customer service functions, payment monitoring, early out and bad debt account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similar nature of the medical claim and patient account collection services, nature of the information technology and human resource production processes and service delivery methodologies, and the health care industry customer base of both UMC and UMY.

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

                                    EMPLOYEES

      At March 15, 2003, the Company had 82 full time, and 10 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or union organizing attempts.

ITEM 2.  PROPERTIES

On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage included an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 4.75 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total investment in the building and improvements at December 31, 2002 was $184,000. The company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

      At and for the year ended December 31, 2002 and through March 15, 2003, the Company has not been a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to security holders for a vote during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 07, 2003, there were approximately 1,030 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 2002           HIGH                 LOW
                                    -----------     -----------
    Fourth quarter                  $     0.035     $     0.006
    Third quarter                         0.020           0.006
    Second quarter                        0.030           0.020
    First quarter                         0.025           0.012
                                    -----------     -----------
    2002 annual average                   0.028           0.011

YEAR ENDED DECEMBER 31, 2001

    Fourth quarter                  $     0.050     $     0.015
    Third quarter                         0.030           0.020
    Second quarter                        0.030           0.015
    First quarter                         0.011           0.010
                                    -----------     -----------
    2001 annual average                   0.030           0.015

YEAR ENDED DECEMBER 31, 2000

    Fourth quarter                  $     0.030     $     0.010
    Third quarter                         0.038           0.020
    Second quarter                        0.063           0.020
    First quarter                         0.060           0.010
                                    -----------     -----------
    2000 annual average                   0.048           0.015

      The last reported sales price of the Common Stock as reported on the OTCBB, on March 6, 2003 was $0.025 per share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2002. The financial data presented for each of the five fiscal years has been derived from audited financial statements.

                                                                   YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                             2002          2001              2000          1999           1998
                                        -------------  --------------  -------------  -------------  -------------
STATEMENTS OF OPERATIONS DATA
Revenues                                $   3,437,984  $    2,785,697  $   2,297,797  $   3,158,341  $   4,178,009
Wages and benefits                          2,315,105       1,769,134      1,654,666      2,070,936      2,664,694
Selling, general and administrative           673,329         536,276        520,507        614,688        815,431
Depreciation and amortization                  81,438         100,654        115,295        117,568         87,265
Professional fees                              61,844          60,003         42,835         68,788         44,784
Other                                          46,437          53,789        163,426        247,845        166,922
                                        -------------  --------------  -------------  -------------  -------------
Net income (loss) from
     continuing operations                    259,831         265,841       (198,932)        38,516        398,913
Loss from discontinued
     operations-AHO                                --              --             --       (994,113)      (230,967)
Gain on disposal of discontinued
     operations-AHO                                --              --             --        178,426             --
                                        -------------  --------------  -------------  -------------  ---------------
Net income (loss)                       $     259,831  $      265,841  $    (198 932) $    (777,171) $     167,946
Basic earnings (loss) per common
       share (1):
     Continuing operations              $      0.0089  $       0.0091  $     (0.0069) $      0.0013  $      0.0142
     Discontinued operations-AHO                   --              --             --        (0.0283)       (0.0082)
                                        -------------  --------------  -------------  --------------  --------------
     Net income (loss)                  $      0.0089  $       0.0091  $     (0.0069) $      0.0060  $      0.0060
Weighted average shares
      outstanding                          29,210,217      29,110,000     28,710,217     28,739,332     27,910,217

                                                                      AS OF DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                             2002           2001            2000            1999            1998
                                        ------------   --------------  --------------   ------------   --------------
BALANCE SHEET DATA
Working capital (deficit)               $    145,706   $      (23,902)  $    (225,830)  $   (198,749)  $     (747,984)
Net assets of
    discontinued operations-AHO                   --               --              --             --        1,251,119
Total assets                                 893,995          602,357         512,154        598,941        2,004,373
Long term debt including capital
    leases and deferred revenue              271,527          280,004         357,484        110,070           44,973
Total debt including capital leases
     and deferred revenue                    294,526          330,625         489,838        238,205          312,587
Net liabilities of
    discontinued operations-AHO                   --               --              --             --          733,403
Total liabilities                            631,624          599,817         775,455        663,310        1,321,571
Total stockholders' equity (deficit)         262,371            2,540        (263,301)       (64,369)         682,802

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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2002, 2001 and 2000, approximately 96%, 91% and 82% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, advance funding, UMClaimPros, and consulting services.

      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services.

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                             2002                               2001                               2000
                --------------------------------  ---------------------------------  --------------------------------
                            QUARTER                            QUARTER                            QUARTER
                --------------------------------  ---------------------------------  --------------------------------
                Fourth   Third  Second    First   Fourth  Third   Second     First   Fourth  Third   Second    First
                --------------------------------  ---------------------------------  --------------------------------
      UMC
Number of Claims
 Accepted for
  Processing:
    Ongoing     32,602   43,522  43,761   34,012  21,818  11,905   13,161    18,473  12,637 12,774    38,702   44,311
    Backlog         --       --      --       --      --      --       --        --   3,252  9,135    10,928    2,219
                ------  ------- -------  -------  ------ -------  -------  --------  ------ -------  ------- --------
     Total      32,602   43,522  43,761   34,012  21,818  11,905   13,161    18,473  15,889  21,909   49,630   46,530

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing     26,717   30,772  22,085   23,336  14,221   8,864    8,382     9,365  10,571  10,186   28,801   35,581
    Backlog         --       --      --       --      --      --       --        --   1,777   6,216    2,987    4,789
                ------  ------- -------  -------  ------ -------  -------  --------  ------ -------  ------- --------
     Total      26,717   30,772  22,085   23,336  14,221   8,864    8,382     9,365  12,348  16,402   31,788   40,370

 Collection $
    (000's)
    Ongoing      6,126    6,091   4,840    4,710   4,470   4,147    4,307     3,736   3,730   7,092   12,343   12,568
    Backlog         --       --      --        6      11      80      387       910   1,636   1,561    1,112       --
                ------  ------- -------  -------  ------ -------  -------  --------  ------ -------  ------- --------
     Total       6,126    6,091   4,840    4,716    4,481          4,227   4,694      4,646   5,366    8,653   13,455
12,568

  Fees Earned
    (000's)
    Ongoing        460      471     405      403     301     298      290       257     132     239      370      412
    Backlog         --       --      --        1       2      13       35        87     123     155      137       --
                ------  ------- -------  -------  ------ -------  -------  --------  ------ -------  ------- --------
     Total         460      471     405      404     303     311      325       344     255     394      507      412

 Average Fee %
    Ongoing       7.5%     7.7%    8.4%     8.5%    6.7%    7.2%     6.7%      6.9%    3.5%    3.3%     3.0%     3.3%
    Backlog        --%      --%     --%    16.7%   18.2%   16.3%     9.0%      9.5%    7.5%    9.9%    12.3%      --%

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

      During the fourth quarter of 2001, the Company began processing secondary claims under an ongoing accounts receivable management services contract signed March 22, 2000. The Number of Claims Accepted for Processing and the Gross $ Amount of Claims Accepted for Processing shown in the preceding table include secondary claims that are subject to automatic crossover payments from certain payors. The Company does not take credit for, nor report as collections, such crossover payments that are received by the customer within 35 days of the date that the claim is transmitted to UMC. UMC management estimates that about 30% to 50% of the secondary claims accepted for processing are due from crossover payors, of these, approximately 60% pay with no effort required (and no credit for collections received is taken) by UMC. As a result, the ratio of Collections to the Gross $ Amount of Claims Accepted for Processing shown in the preceding table will be lower for periods beginning with the fourth quarter of 2001 than for the preceding quarters shown.

         The following table sets forth for each period indicated the volume and gross dollar amount of customer service and collection accounts received and fees recognized for UMY.

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                    2002                               2001                                 2000
                      ---------------------------------   ---------------------------------   ---------------------------------
                                   QUARTER                            QUARTER                              QUARTER
                      ---------------------------------   ---------------------------------   ---------------------------------
                      Fourth    Third   Second    First   Fourth   Third    Second   First    Fourth   Third    Second    First
                      ---------------------------------   ---------------------------------   ---------------------------------
      UMY
   Number of
Accounts  Accepted
 for Collection:
      (000's)
   Early out          13,859   17,818   17,250   26,977   27,413   28,537   42,351   27,132   38,126   43,328   11,377   13,330
   Bad debt           26,281   16,430   14,815   20,028   25,811      932      587    1,413      920    1,640      817    2,312
                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total              40,140   34,248   32,065   47,005   53,224   29,469   42,938   28,545   39,046   44,968   12,194   15,642

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out          12,021   13,424   14,002   22,611   20,724   20,972   30,834   19,487   24,963   25,213    9,122    7,459
   Bad debt           15,934    9,714   10,476   12,959   17,035      762      576    1,143      804    1,076      704    1,631
                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Total              27,955   23,138   24,478   35,570   37,759   21,734   31,410   20,630   25,767   26,289    9,826    9,090

 Collection $
    (000's)
   Early out           1,220    1,563    2,004    2,444    2,433    3,810    3,904    3,276    2,618      697      610      349
     Bad debt            909      939      895      745      422       57       64       53       57       83       72       52
                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total             2,129    2,502    2,899    3,189    2,855    3,867    3,968    3,329    2,675      780      682      401

  Fees Earned
    (000's)
   Early out             131      157      187      227      215      356      370      314      261       87       89       60
     Bad debt            203      208      186      152       94        9       10        8       15       22       17       12
                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total               334      365      373      379      309      365      380      322      276      109      106       72

Average Fee %
   Early out            10.7%    10.0%     9.3%     9.3%     8.8%     9.3%     9.5%     9.6%    10.0%    21.9%    14.6%    17.2%
     Bad debt           22.3%    22.1%    20.8%    20.4%    22.2%    15.8%    15.6%    15.1%    26.3%    26.5%    23.6%    23.1%

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

                              SIGNIFICANT CUSTOMERS

      During 2002, 84% of revenue was earned from three customers: Presbyterian Healthcare Services of New Mexico ("PHS"), Valley Baptist Medical Center ("VBMC"), and Brownsville Surgical Hospital ("BSH"). PHS provided revenue totaling $2,246,000 or 65% of total revenue. Of this, 46% was from Collection Agency Services, and 54% was from Ongoing Accounts Receivable Management Services. VBMC provided revenue of $245,000 or 7% of total revenue. All of the VBMC revenue was from Collection Agency Services. BSH provided revenue of $428,000 or 12% of total revenue. Of this, 93% was from Ongoing Accounts Receivable Management Services, and 7% was from Collection Agency Services.

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

                          LOSS OF SIGNIFICANT CUSTOMERS

      On May 30, 2002, the Company received notice from Valley Baptist Medical Center (VBMC) terminating their accounts receivable management contract dated March 13, 2000. The termination of the contract was pursuant to recommendations from outside consultants to consolidate VBMC's outsourcing projects, and according to VBMC management had nothing to do with UMC's performance. This contract provided revenues of $245,000, $272,000 and $35,000 which represented 7%, 10% and 1.5% of total revenue for the years 2002, 2001 and 2000 respectively.

      During November of 2001, Inova Health Services notified the Company, of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August of 2001. All billing and collection efforts made on behalf of Inova were discontinued on January 11, 2002. Revenues from this contract accounted for approximately 9% and 16% of total consolidated revenues during 2001 and 2000 respectively. It is UMC management's understanding that Inova's decision to terminate was due to poor collection performance during the third and fourth quarters of 2000 during the period when the Company's operation center was being moved from Dallas to Pampa.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2001 and 2002 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2001 and 2002.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2001 and 2002.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $5,875 in revenue from this incentive for 2001 and $13,250 for 2002.

      (e) an incentive payment of $10,000 which has been paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

      (f) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, 2002 and July 28, 2001 UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,536 and $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the building on the loan in accordance with The Agreement, for 2002 and 2001 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. As of March 15, 2003 UMC had 76 full time, and 3 part time employees at its Pampa operations center.

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

                        MAINTENANCE AGREEMENT COMMITMENT

      During 2002, the Company entered a maintenance agreement on leased mail processing equipment, that requires quarterly payments through 2007. The total commitments under the agreement are $6,420 for each of the years 2003 through 2006 and $4,815 in 2007. The Company paid $1,605 during 2002 under this agreement.

                          CRITICAL ACCOUNTING POLICIES

      Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's financial statements.

      The Company reports financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, United Medicorp, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. UMC owns all of the capital stock of its subsidiaries, and does not have any subsidiaries that are not consolidated. None of UMC's subsidiaries are "off balance sheet", UMC has not entered into any "off balance sheet" transactions, and UMC has no "special purpose entities".

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

      The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed.

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At December 31, 2002 there were no factored invoices that had ages more than 90 days.

                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                     Percentage of Revenues
 Year ended December 31,                        2002         2001         2000
------------------------------------         ---------   -----------   ---------
Revenue....................................      100.0%        100.0%      100.0%
                                             ---------   -----------   ---------
Wages and benefits.........................       67.3          63.5        72.0
Selling, general and administrative........       19.6          19.3        22.7
Office and equipment rental................        0.6           0.7         4.2
Depreciation and amortization..............        2.4           3.6         5.0
Interest, net, and other income............        0.7           1.3         1.7
Professional fees..........................        1.8           2.1         1.9
Provision for doubtful accounts............         --            --         1.2
                                             ---------   -----------   ---------
Total expenses.............................       92.4          90.5       108.7
                                             ---------   -----------   ---------
Net income (loss)..........................        7.6%          9.5%       (8.7)%
                                             =========   ===========   =========

                              2002 COMPARED TO 2001

      REVENUES increased $652,000 or 23% primarily due to the following:

- Ongoing Accounts Receivable Management Services revenue of $1,737,000 in 2002 increased by $590,000 compared to 2001 as a result of multiple changes to the Company's claims processing and inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $796,000 and $54,000 for 2002 and 2001 respectively. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $409,000 and $586,000 for the years 2002 and 2001 respectively. During November of 2001, Inova Health Services notified the Company of the termination of their ongoing accounts receivable management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $2,800 and $247,000 for 2002 and 2001 respectively. The loss of revenue from Inova was partially offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $400,000 and $247,000 for 2002 and 2001 respectively. The Company also received $92,000 in revenue during 2002 from an ongoing accounts receivable management contract dated July 26, 2002. This contract was cancelled effective December 26, 2002 due the discontinuation of outsourcing by this customer. Assuming that there are no other significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2002, Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $1.5 million in 2003.

- Backlog Accounts Receivable Management Services revenue of $3,000 in 2002 decreased by

     $136,000 compared to 2001 as a result of the winding down of a Backlog medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. This contract generated revenues of $3,000 and $139,000 in 2002 and 2001 respectively. Assuming that there are no significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2002, management does not anticipate any significant revenue from Backlog Accounts Receivable Management Services in 2003.

- Collection Agency Services revenue of $1,450,000 in 2002 increased by $74,000 compared to 2001 due primarily to the addition of bad debt accounts to a collection agency services contract executed October 13, 2000. This contract generated revenues of $1,040,000 and $965,000 in 2002 and 2001 respectively. This increase was offset by decreased revenue from a collection agency services contract executed in March of 2000 that was canceled in May 30, 2002. This contract provided revenues of $245,000 and $272,000 in 2002 and 2001 respectively. Assuming that there are no significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2002, Collection Agency Services will generate revenues from such customers of approximately $1.25 million in 2003.

- Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $117,000 during 2002. Assuming that there is no significant change in the existing volume of claims coded for existing customers at December 31, 2002, Coding Services will generate revenues from such customers of approximately $150,000 in 2003.

- Other revenue of $132,000 in 2002 increased by $10,000 compared to 2001 which was primarily due to incentives received in accordance with the agreement with the PEDC. Assuming that the Company continues to meet the incentive requirements, this agreement will generate approximately $118,000 in incentive revenues in 2003.

- UMClaimPros revenue of $0 in 2002 decreased by $2,500 compared to 2001 due to the discontinuation of UMClaimPro services in February of 2001.

     WAGES AND BENEFITS expense increased $546,000 or 31% primarily due increased headcount as a result of increased business requirements, and the addition of two corporate officers during March and April of 2002. During 2002 total employee headcount averaged 80 compared to 61 during 2001. As of March 15, 2003, UMC had a total of 82 full time and 9 part time employees. Assuming no significant change in the Company's core services, management expects that wages and benefits should remain at approximately 67% of revenues in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $137,000 or 26% primarily due to increases in postage, travel, office supplies, advertising and marketing, employee training, and commission costs. These increases were the result of an increased number of self pay accounts requiring letters (postage and office supplies), additional travel requirements of the new Vice President of Sales and Marketing and the new Vice President of Coding Services, sponsorship costs for various healthcare association conferences (advertising and marketing), training costs associated with the start up of a new customer project, commission costs associated with the addition of a Vice President of Sales and Marketing, and the reversal of previously accrued expenses totaling $27,000 during the first quarter of 2001. Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 19% of revenues in 2003.

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense decreased $270 or 1% in 2002 as compared to 2001. Assuming no significant changes in office space and equipment leased at 12/31/02, management expects lease and rental expense to be less than 1% of revenues in 2003.

      DEPRECIATION AND AMORTIZATION expense decreased $19,000 or 19% in 2002 primarily as a result of leased computer equipment becoming fully amortized. Management expects depreciation and amortization expense to remain at approximately 2.4% of revenues in 2003.

      PROFESSIONAL FEES expense increased $1,800 or 3% in 2002.

      INTEREST, NET decreased $16,000 or 44% primarily due to lower interest rates, and the payoff of certain leases and notes payable during 2002.

      PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES decreased $5,000 due to recovery of accounts previously reserved, and good collection experience in 2002.

      OTHER EXPENSE increased $4,000 as a result of losses realized on the sale of company assets in 2002.

LIQUIDITY AND CAPITAL SOURCES

      At December 31, 2002, the Company's liquid assets, consisting of cash, totaled $52,000 compared to $4,000 at December 31, 2001. Working capital was $145,000 at December 31, 2002 compared to a deficit of ($24,000) at December 31, 2001. Working capital increased primarily due the net operating income for the year ended December 31, 2002 offset by capital investments in equipment and building improvements.

      Cash flow from operations in 2002 provided cash of $227,000, compared to $181,000 provided from operations in 2001. This increase is primarily due to the 2002 net operating income of $260,000 increased by depreciation ($59,000) and amortization ($22,000), a decrease in accounts receivable ($33,000) and increases in payables to customers ($32,000) and accrued liabilities ($40,000) offset by increases in restricted cash ($31,000) and factor reserve ($161,000). In 2002, cash flow from continuing operations was supplemented by incentives received from the Pampa Economic Development Commission to cover working capital and liquidity requirements for continuing operations.

      Investing activities in 2002 consisted of the purchases of furniture, fixtures, equipment, building improvements, two company automobiles, and the sale of two company automobiles. Total cash used for investments was $126,000, of which $86,000 was used for the purchase of furniture, fixtures and equipment, $33,000 was used to purchase the two company automobiles, and $17,000 was for the purchase of building improvements. This use of cash was partially offset by $10,000 in proceeds from the sale of two company automobiles. Total cash used in investing activities during 2001 was $90,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

      Financing activities in 2002 consisted of borrowings under a bank loan for the purchase of a company automobile in the amount of $20,000, and principal payments on capital lease obligations and notes payable which used cash of $74,000.

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

      Management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's factoring agreement, incentives under the Economic Development and Incentive Agreement, capital leases and other potential financing should be sufficient to support projected growth in revenues through fiscal 2003.

                          NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

      In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

      In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

                              2001 COMPARED TO 2000

      REVENUES increased $487,900 or 21% primarily due to the following:

- Ongoing Accounts Receivable Management Services revenue of $1,147,000 in 2001 decreased by $172,321 compared to 2000 primarily due to the effect of the previously disclosed loss of the Washington Hospital Center contract, which was partially offset by increased placements from new and existing customers during 2001.

- Backlog Accounts Receivable Management Services revenue of $139,000 in 2001 decreased by $322,000 compared to 2000 as a result of the winding down of a Backlog medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. This contract generated revenues of $139,000 and $370,000 in 2001, and 2000 respectively.

- Collection Agency Services revenue of $1,376,000 in 2001 increased by $813,000 compared to 2000 due primarily to a collection agency services contract executed October 13, 2000. This contract generated revenues of $891,000 and $227,000 in 2001 and 2000 respectively. The Company also received a significant increase in placements during 2001 from a collection agency services contract executed in March of 2000. This contract provided revenues of $272,000 and $35,000 in 2001 and 2000 respectively.

- Other revenue of $121,000 in 2001 increased by $13,000 compared to 2000 which was primarily due to incentives received in accordance with the agreement with the PEDC.

- UMClaimPros revenue of $2,000 in 2001 decreased by $56,000 compared to 2000 due to the discontinuation of UMClaimPro services in February of 2001.

      WAGES AND BENEFITS expense increased $114,000 or 7% primarily due to increased headcount as a result of increased business placements during 2001. As of March 15, 2002, UMC had a total of 73 full time and 5 part time employees in Pampa, and 4 full time employees in Dallas.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expense increased $16,000 or 3%.

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

      DEPRECIATION AND AMORTIZATION expense decreased $15,000 or 13% in 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Consolidated Financial Statements appear beginning at page
35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with UMC's accountants during the reporting period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      PETER W. SEAMAN (53) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March 1989 to June 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March 1986 to March 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant. Mr. Seaman was elected to the Board of Directors of the South Texas Chapter of the Healthcare Financial Management Association on June 1, 2001.

      MICHAEL P. BUMGARNER (59) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is the Chairman of the Audit Committee of the Board of Directors. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based medical management consulting firm positioned to deliver accreditation preparation, ongoing regulatory and reimbursement compliance and other management services to all types of medical facilities through its interactive multi-layered web site and its strategically located Professional Affiliates, nationally. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 30 years gaining extensive senior business and management experience.

      JOHN F. LEWIS (56) was elected to the Board of Directors on November 12, 1996. Mr. Lewis is President/CEO of Lewis Consulting, LLC., a national health care policy and financial assessment consulting firm specializing in Medicare reimbursement and regulatory compliance for a number of healthcare industry concerns in Puerto Rico and the Caribbean market area. From 1992 to 1996, Mr. Lewis served as Health Advisor to the Governor of the U.S. Virgin Islands. From 1988 to 1992, Mr. Lewis was employed as Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds his degree in Business Administration from the American College of Switzerland and his MBA, University of Geneva, School of Business and Socio-Economics, Switzerland.

      VERNON C. ROSENBERY (74) was elected to the Board of Directors on November 13, 2002, and elected to the Compensation Committee on January 26, 2003. Mr. Rosenbery has been retired since July 1, 1993. From 1988 to 1993 Mr. Rosenbery performed consulting services for Stangeland

Enterprises, an entity that had purchased two companies from Mr. Rosenbery in 1988. These companies were Foley Construction Company, and Clinton Engineering Company. These companies performed earth moving, paving, and underground construction work and were located in Clinton, Iowa. Mr. Rosenbery was either employed by, or owned these businesses from 1960 to 1988. From 1955 to 1960 Mr. Rosenbery was a Resident Construction Engineer for the Iowa Department of Transportation. From 1952 to 1955 Mr. Rosenbery was employed as a plant engineer for the Dupont Company in Clinton, Iowa. Mr. Rosenbery holds a Bachelor of Science degree in Civil Engineering from the University of Illinois.

      MARK A. MCVAY (40) was elected to the Board of Directors, and then elected to the Audit Committee, on March 24, 2003. Mr. McVay is the Assistant Superintendent of Finance for Pampa Independent School District ("PISD") in Pampa, Texas, where he has been employed since 1989. His responsibilities with PISD include management and oversight of $20 million budget with approximately 500 full time employees, coordination of annual independent audit and management of PISD's self-funded employee health insurance plan. Prior to his employment with PISD, Mr. McVay worked in public accounting for Mike Ruff, CPA (1987 -
1989) and Stewart Ferguson & Robinette, CPA's (1984 - 1987) where he performed audit and income tax services. Mr. McVay holds a Bachelors degree in Business Administration from West Texas State University and is a Certified Public Accountant. The UMC Board of Directors believes that Mr. McVay meets the requirements to qualify as the "audit committee financial expert" as defined under the Sarbanes-Oxley Act of 2002.

      MORGAN HAY (54) was elected Vice President on February 25, 2002, with primary responsibility for sales and marketing. Mr. Hay was previously Vice President of Finance for Valley Baptist Medical Center, a 540-bed acute care facility, in Harlingen, Texas, where he was employed from 1991 to 2002. Prior to his employment with Valley Baptist Medical Center, Mr. Hay held finance positions with St. Joseph Hospital, Fort Worth, Texas; Sherman Healthcare, Inc., Sherman, Texas; and Cooper Communities, Inc. and Wicklow Corporation, real estate development and construction companies in Bentonville, Arkansas. Mr. Hay holds a BBA in Business Management from Stetson University and a BSBA in Accounting from Missouri Southern State College. Mr. Hay is a Certified Public Accountant (CPA) and a Fellow in the Healthcare Financial Management Association (FHFMA). Mr. Hay is Past President of the South Texas Chapter of the Healthcare Financial Management Association

      NATHAN E. BAILEY (42) was elected Vice President and Corporate Controller on March 25, 2002 with primary responsibility for Finance and Accounting. Mr. Bailey Joined the Company on August 27, 2000 as the Corporate Controller. Mr. Bailey has previously served as an accountant for Engineered Carbons, Inc, Borger, Texas from 1998 to 2000; Controller for Nunn Manufacturing, Amarillo, Texas 1998; General Manager and Controller for West Texas Ford Lincoln Mercury, Inc., Pampa Texas, from 1992 to 1998; and Controller for The Texas Cattle Feeders Association in Amarillo, Texas from 1990 to 1992. Mr. Bailey practiced public accounting from 1985 to 1990 with KPMG Peat Marwick, and H.V. Robertson and Co. both in Amarillo, Texas. Mr. Bailey holds a BBA in accounting from West Texas State University and is a Certified Public Accountant.

      JANICE K. NEAL (49) was elected Vice President of Coding Services on April 1, 2002. Jan was previously employed as a coding consultant with Parrish, Moody and Fikes, P.C., from 2000 through March 2002. From 1996 through 2000, Mrs. Neal was self-employed, providing coding consulting services to hospitals. From 1991 through 1996, Mrs. Neal worked in the medical records department for a small rural hospital. Mrs. Neal served as The Director of Medical Records and Utilization for a large city hospital from

1988 through 1991, and as the Utilization Review Manager of another large hospital from 1986 through 1988. From 1985 through 1986, Mrs. Neal was employed by the Texas Medical Foundation, the peer review organization for the State of Texas. Mrs. Neal has an Associate's degree from The El Centro School of Nursing in Fort Worth and is an RN and a Certified Coding Specialist (CCS).

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

ITEM 11. EXECUTIVE COMPENSATION

      Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and exercise and year end valuation information pertaining to stock options and warrants granted to Mr. Seaman. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2002, 2001 or 2000:

                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                      -----------------------------------------------
                          ANNUAL COMPENSATION                         AWARDS                  PAYOUTS
                          -------------------         -----------------------------------     -------
                                                         OTHER    RESTRICTED   SECURITIES
   NAME                                                 ANNUAL       STOCK     UNDERLYING      LTIP       ALL OTHER
AND PRINCIPAL                                          COMPENS-    AWARD(S)     OPTIONS/      PAYOUTS      COMPEN-
 POSITION             YEAR  SALARY ($)   BONUS ($)    SATION ($)      ($)     WARRANTS (#)      ($)       SATION ($)
--------------------------------------------------------------------------------------------------------------------
Peter W. Seaman       2002    153,708     29,136 (1)      --          --           --           --           --
Chairman and          2001    143,799      --             --          --           --           --           --
CEO                   2000    131,669      --             --          --           --           --           --

(1)    Represents 2001 bonus paid in 2002

                                       AGGREGATED OPTION/WARRANT EXERCISES
                                     AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                           NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                  SHARES                  UNDERLYING UNEXERCISED              IN-THE-MONEY
                 ACQUIRED               OPTIONS/WARRANTS AT FISCAL         OPTIONS/WARRANTS AT
                    ON        VALUE            YEAR-END (#)              FISCAL YEAR-END (3) ($)
                 EXERCISE   REALIZED   ---------------------------    -----------------------------
   NAME             (#)        ($)     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------------------------------------------------
Peter W. Seaman  500,000     10,000    1,000,000      1,500,000               --       30,000

(3) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2002 was $0.035 per share. Value is calculated on the basis of the difference between the option exercise price and $0.035 multiplied by the number of shares of Common Stock underlying the option or warrant.

                            COMPENSATION OF DIRECTORS

      An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Beginning in 2002 non-employee members receive compensation of $500 per board meeting attended, in addition to reimbursement for expenses of meeting attendance. The Company paid director fees of $5,000 in 2002.

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

      Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the then current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants were issued in lieu of the options that would have been issued to the board members under the 1995 Stock Option Plan. One of the board members resigned on February 26, 2001; the warrants issued to him expired on May 26, 2001. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2002.

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has an initial term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 2002 or 2001.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Messrs. Lewis and Rosenbery. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2002.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 15, 2003 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                                   NUMBER OF SHARES OF UNITED MEDICORP, INC. COMMON STOCK (1)
                                               -----------------------------------------------------------------
                                                  SHARES                   EXERCISABLE
                                               BENEFICIALLY                 WARRANTS/                PERCENT OF
NAME                                               OWNED                   OPTIONS (3)              CLASS (1)
----                                               -----                   -----------              ------------
Mercury Asset Management plc. (2)                8,067,200                          --                 27.6%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                                  1,484,000                          --                  5.1%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman                                    660,000                   2,500,000                  9.9%
Michael P. Bumgarner                               100,000                     400,000                  1.7%
John F. Lewis                                       --                         400,000                  1.4%
Vernon Rosenbery                                 1,020,100                                              3.5%
Nathan Bailey                                                                  133,333                  0.5%

All officers and directors as
a group (3 persons)                              1,780,100                   3,433,333                 15.1%

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 2002, upon exercise of options/warrants.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has an initial term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 2002 or 2001.

      For the years ended December 31, 2002 and 2001, the Company recognized $30,065 and $26,000 respectively in commission expense for new business introduction from a corporation of which the majority shareholder is a non-employee Director of UMC. This commission expense was recognized pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

ITEM 14. CONTROLS AND PROCEDURES

      In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of February 21, 2003, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

      There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since February 21, 2003.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  Reference is made to the Consolidated Financial Statements and 1Financial Statement Schedules included at page 40.

         2.       Financial Statement Schedules

                  Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 40.

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

            4.6 Form of Common Stock Purchase Warrant for 400,000 shares issued to Thomas H. McConnell, III (previously filed).

            4.7 Form of Common Stock Purchase Warrant for 400,000 shares issued to Michael P. Bumgarner (previously filed).

            4.8 Form of Common Stock Purchase Warrant for 400,000 shares issued to John F. Lewis (previously filed).

            4.9 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 500,000 shares (previously filed)

            4.10 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 1,500,000 shares (previously filed)

            4.11 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 500,000 shares (previously filed)

            4.12 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 1,500,000 shares (previously filed)

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

            99.1  Safe Harbor Compliance Statement for Forward-Looking
                  Statements

            99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)

            99(a) Certification of Chief Executive Officer

            99(b) Certification of Chief Financial Officer

            (b)   Reports on Form 8-K

      No reports of Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 United Medicorp, Inc.

Date:    March 28, 2003          By: /s/ Peter W. Seaman
                                   ----------------------------------------
                                      PETER W. SEAMAN,

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

         Signature                                       Title                               Date
         ---------                                       -----                               ----
  /s/  Peter W. Seaman                   Chairman of the Board and Chief                 March 28, 2003
----------------------------             Executive Officer (Principal Executive
       PETER W. SEAMAN                   Officer)


  /s/  Nathan E. Bailey                  Corporate Controller (Principal                 March 28, 2003
----------------------------             Financial Officer and Principal
       NATHAN E. BAILEY                  Accounting Officer)


  /s/ Michael P. Bumgarner               Director                                        March 28, 2003
----------------------------
      MICHAEL P. BUMGARNER

  /s/ John F. Lewis                      Director                                        March 28, 2003
----------------------------
      JOHN F. LEWIS

/s/ Vernon Rosenbery                     Director                                        March 28, 2003
----------------------------
    VERNON ROSENBERY

/s/ Mark McVay                           Director                                        March 28, 2003
----------------------------
    MARK MCVAY

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter W. Seaman, Chairman of the Board of Directors and Chief Executive Officer of United Medicorp, Inc.), certify that:

      1. I have reviewed this annual report on Form 10-K of United Medicorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report.;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

      5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003         /s/ Peter W. Seaman
       --------------         ---------------------------
                              Peter W. Seaman
                              Chairman of the Board and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Nathan E. Bailey, Vice President and Controller of United Medicorp, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of United Medicorp, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report.;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

      5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003             /s/ Nathan E. Bailey
       --------------             -------------------------------------
                                  Nathan E. Bailey
                                  Vice President and
                                  Controller

                     UNITED MEDICORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                ITEMS 8 AND 14(A)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                               [ITEM 8 AND 14(A)]

CONSOLIDATED FINANCIAL STATEMENTS:                                                                             PAGE
                                                                                                               ----
Consolidated Balance Sheets as of December 31, 2002 and 2001..............................................       41

Consolidated Statements of Operations for each of the three years ended December 31, 2002 ................       42

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended
       December 31, 2002..................................................................................       43

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002 ................       44

Notes to Consolidated Financial Statements................................................................       45

Report of Independent Accountants - Hein + Associates LLP.................................................       60


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

II- Valuation and Qualifying Accounts.....................................................................       61

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                  ---------------------------------
                                                                                      2002                2001
                                                                                  -------------      --------------
Current assets:
      Cash and cash equivalents.............................................      $      51,760      $        3,571
      Restricted cash.......................................................             32,080                 589
      Accounts receivable, net of allowance for doubtful accounts
         of $504 and $435, respectively.....................................            198,235             230,998
      Factor reserve........................................................            215,817              54,957
      Prepaid expenses and other current assets.............................              7,911               5,796
                                                                                  -------------      --------------
         Total current assets...............................................            505,803             295,911
Other non-current assets....................................................              2,969               2,969
Property and equipment, net of accumulated depreciation of
      $937,283 and $883,636, respectively...................................            346,052             283,389
Assets under capital leases, net of accumulated amortization of
      $209,805 and $187,573, respectively...................................             39,171              20,088
                                                                                  -------------      --------------
         Total assets.......................................................            893,995             602,357
                                                                                  =============      ==============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations..........................              6,017              31,590
      Current portion of notes payable......................................             16,982              19,031
      Trade accounts payable................................................             44,441              48,367
      Payable to clients....................................................             32,051                 434
      Accrued professional fees.............................................             23,984              21,879
      Accrued payroll and benefits..........................................            172,925             125,488
      Accrued expenses - Allied Health Options..............................             44,024              44,709
      Accrued expenses other................................................             19,673              28,315
                                                                                  -------------      --------------
      Total current liabilities.............................................            360,097             319,813
Long term liabilities:
      Long term capital lease obligations, excluding current portion........             31,157                  --
      Long term notes payable, excluding current portion....................             96,370             112,004
      Deferred revenue - Pampa Economic Development Corp....................            144,000             168,000
                                                                                  -------------      --------------
         Total liabilities..................................................            631,624             599,817
                                                                                  -------------      --------------
Contingency and Commitment (Notes D and E)
Stockholders' equity :
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 and 29,015,764 shares issued respectively...............            295,157             295,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..........................                 --                  --
      Less treasury stock at cost, 305,547 shares...........................           (221,881)           (221,881)
      Additional paid-in capital............................................         18,778,254          18,778,254
      Accumulated deficit...................................................        (18,589,159)        (18,848,990)
                                                                                  -------------      --------------
         Total stockholders' equity ........................................            262,371               2,540
                                                                                  -------------      --------------
         Total liabilities and stockholders' equity ........................      $     893,995      $      602,357
                                                                                  =============      ==============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------
REVENUES:
      Billing and collection services................       $     3,189,460     $     2,664,686    $      2,189,152
      Coding services................................               117,211                  --                  --
      Other revenues.................................               131,313             121,011             108,645
                                                            ---------------     ---------------    ----------------
         Total revenues..............................             3,437,984           2,785,697           2,297,797

EXPENSES:
      Wages and benefits.............................             2,315,105           1,769,134           1,654,666
      Selling, general and administrative............               673,329             536,276             520,507
      Office, vehicle and equipment rental...........                20,366              20,637              97,460
      Depreciation and amortization..................                81,438             100,654             115,295
      Professional fees..............................                61,844              60,002              42,835
      Interest, net..................................                20,307              36,482              39,463
      Provision for doubtful accounts and notes......                 1,756              (3,329)             26,503
      Other expense, net.............................                 4,008                  --                  --
                                                            ---------------     ---------------    ----------------
         Total expenses..............................             3,178,153           2,519,856           2,496,729
                                                            ---------------     ---------------    ----------------
NET INCOME (LOSS)....................................       $       259,831     $       265,841    $       (198,932)
                                                            ===============     ===============    ================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Net income (loss)..............................       $         .0089     $         .0091    $         (.0069)
                                                            ===============     ===============    ================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
      Net income (loss)..............................       $         .0083     $         .0086    $         (.0069)
                                                            ===============     ===============    ================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE PERIOD FROM DECEMBER 31, 1999 TO DECEMBER 31, 2002


                     COMMON STOCK        ADDITIONAL        TREASURY STOCK
                 ---------------------     PAID-IN     -----------------------    ACCUMULATED
                   SHARES      AMOUNT      CAPITAL        SHARES      AMOUNT        DEFICIT       OTHER        TOTAL
                 ----------   --------   -----------   ----------   ----------   ------------   ---------    ----------
Balance at
December 31,
1999             29,015,764    290,157    18,783,254      305,547     (221,881)   (18,915,899)         --       (64,369)

Net loss                 --         --            --           --           --       (198,932)         --      (198,932)
                 ----------   --------   -----------   ----------   ----------   ------------   ---------    ----------
Balance at
December 31,
2000             29,015,764    290,157    18,783,254      305,547     (221,881)   (19,114,831)         --      (263,301)

Exercise of
Warrants            500,000      5,000        (5,000)          --           --             --          --            --

Net income               --         --            --           --           --        265,841          --       265,841
                 ----------   --------   -----------   ----------   ----------   ------------   ---------       -------
Balance at
December 31,
2001             29,515,764    295,157    18,778,254      305,547     (221,881)   (18,848,990)         --         2,540

Net income               --         --            --           --           --        259,831          --       259,831
                 ----------   --------   -----------   ----------   ----------   ------------   ---------       -------
Balance at
December 31,
2002             29,515,764   $295,157   $18,778,254      305,547    ($221,881)  $(18,589,159)         --    $  262,371
                 ==========   ========   ===========   ==========   ==========   ============   =========    ==========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           2002             2001            2000
                                                                       -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).........................................       $     259,831   $     265,841   $     (198,932)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
              Depreciation of fixed assets......................              59,206          51,446           52,031
              Amortization of assets under capital leases.......              22,232          49,209           63,264
              Provision for doubtful accounts and notes.........                  69          (3,329)          26,503
              Loss on disposition of assets.....................               4,008              --           23,234
              PEDC Incentives...................................             (24,000)        (64,000)         (10,000)
      Changes in assets and liabilities:
              Restricted cash...................................             (31,490)          1,618           (2,207)
              Accounts receivable...............................              32,694        (112,448)            (523)
              Factor reserve....................................            (160,860)          5,240          (16,722)
              Prepaid expenses and other assets.................              (2,116)          3,542           40,624
              Accounts payable..................................              (3,925)        (62,408)          27,832
              Payable to clients................................              31,616          (1,060)           1,495
              Accrued liabilities...............................              40,215          47,042         (168,815)
                                                                       -------------   -------------   ---------------
Net cash provided by (used in) operating activities.............             227,480         180,693         (162,216)
                                                                       -------------   -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of building and improvements thereto...............           (17,344)         (7,763)        (159,184)
      Purchase of furniture and equipment.......................            (118,582)        (81,937)         (54,143)
      Sale of furniture and equipment...........................              10,050              --               --
                                                                       -------------   -------------   --------------
Net cash used in investing activities...........................            (125,876)        (89,700)        (213,327)
                                                                       -------------   -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from mortgage loan...............................                  --              --          137,000
      Proceeds from auto loan...................................              20,479          19,616               --
      Short term borrowings from credit facility................                  --              --           12,502
      Proceeds from PEDC loans and deferred incentives............                --              --          242,000
      Principal payments on notes payable.......................             (38,163)        (36,348)         (51,282)
      Principal payments on capital lease obligations...........             (35,731)        (78,481)         (78,588)
                                                                       -------------   -------------   --------------
Net cash provided by (used in) financing activities.............             (53,415)        (95,213)         261,632
                                                                       -------------   -------------   --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................              48,189          (4,220)        (113,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................               3,571           7,791          121,702
                                                                       -------------   -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................       $      51,760   $       3,571   $        7,791
                                                                       =============   =============   ==============
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest..........................................       $      20,307   $      36,482   $       39,770
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations,......................       $      41,315   $          --   $           --

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

      United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly-owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation. Effective June 30, 1999, the Company discontinued the operations of AHO. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy code. On November 16, 1999, the Chapter 7 bankruptcy 341 creditors meeting was held. Unless the context indicates otherwise, references herein to the Company include UMC and its operating subsidiary UMY.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of UMC and its wholly owned subsidiary UMY. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with current year presentation.

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

FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") under which the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable.

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

BILLING AND COLLECTION SERVICES AND CODING SERVICE REVENUE RECOGNITION

      The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed.

OTHER REVENUE RECOGNITION

      For 2002 and 2001 other revenues consisted primarily of incentives from the PEDC agreement, which were recognized when earned according to the agreement. For 2000 other revenues consisted primarily of advance funding fees and consulting revenues recognized as services were performed. Consulting revenues were netted with the associated cost of services.

EARNINGS PER SHARE

      The Company applies SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 2002, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

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

STOCK-BASED COMPENSATION

      SFAS No. 123 and SFAS No. 148, "Accounting for Stock-based Compensation" ("Nos. 123 and 148") require Companies to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements. The Company has elected to continue to account for its employee stock options issued under approved Stock Option Plans and warrants issued to the members of the Company's Board of Directors on April 1, 1997 and November 12, 1996, pursuant to APB25 "Accounting for Stock Issued to Employees." This decision results in recognition of no compensation expense for employee or director stock options that are granted with an exercise price at or greater than the market price on the date of grant. However, in accordance with the disclosure provisions of Nos. 123 and 148, the Company has provided proforma basis information to reflect results of operations and earnings per share had compensation expense been recognized for these items. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to Nos. 123 and 148, which will impact the Company's consolidated balance sheet and statement of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

      In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

      In August 2002, the FASB issued Statements of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do not apply to the Company.

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, at a lower hourly rate than is possible in the Dallas area, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2001 and 2002, and recognized $24,000 of the incentive revenue at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2002 and 2001.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2002 and 2001.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $5,875 in revenue from this incentive for 2001 and $13,250 for 2002.

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

      On August 21, 2000 UMC purchased a building in Pampa that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above. On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the previously disclosed forgivable loan from the PEDC. On July 28, 2001 and July 28, 2002 UMC received $27,400 from the PEDC in payment of the incentive described in paragraph (f) above. Of this, $11,536 and $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as a principal payment on the building loan in accordance with the agreement for 2002 and 2001 respectively. As of March 15, 2003 UMC had 76 full time, and 3 part time employees at its Pampa operations center.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                   2002            2001             2000
                                                             ---------------  --------------  ---------------
Proceeds received.......................................     $     2,304,000  $    2,231,000  $     1,628,450
Uncollected balance at year end.........................     $       345,049  $      307,875  $       265,459

E. COMMITMENTS

The Company entered a maintenance agreement in 2002 that requires monthly payments through 2007. The Company's commitment under this agreement is as follows:

2003............................................................................  $    6,420
2004............................................................................  $    6,420
2005............................................................................  $    6,420
2006 ...........................................................................  $    6,420
2007 ...........................................................................  $    4,815
                                                                                  ----------
Total                                                                             $   30,495
                                                                                  ==========

The Company paid $1,605 during 2002 under this agreement.

F. PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

   At December 31, 2002 property and equipment consist of the following:

                                                                                       CAPITAL
                                                                    PURCHASED           LEASE              TOTAL
                                                                ----------------   ---------------   ----------------
Building and Improvements...................................    $        184,291   $                 $        184,291
Equipment.................................................               712,941           248,976            961,917
Software systems..........................................               224,012                --            224,012
Furniture and fixtures....................................               129,113                --            129,113
Automobiles...............................................                32,978                --             32,978
                                                                ----------------   ---------------   ----------------
     Gross property and equipment.........................             1,283,335           248,976          1,532,311
Accumulated depreciation and amortization.................              (937,283)         (209,805)        (1,147,088)
                                                                ----------------   ---------------   ----------------
     Net property and equipment...........................      $        346,052   $        39,171   $        385,223
                                                                ================   ===============   ================

At December 31, 2001 property and equipment consist of the following:

                                                                                       CAPITAL
                                                                    PURCHASED           LEASE              TOTAL
                                                                ----------------   ---------------   ----------------
Building and Improvements ................................      $        166,947   $            --   $        166,947
Equipment.................................................               658,863           207,661            866,524
Software systems..........................................               193,495                --            193,495
Furniture and fixtures....................................               128,104                --            128,104
Automobiles...............................................                19,616                --             19,616
                                                                ----------------   ---------------   ----------------
     Gross property and equipment.........................             1,167,025           207,661          1,374,686
Accumulated depreciation and amortization.................              (883,636)         (187,573)        (1,071,209)
                                                                ----------------   ---------------   ----------------
     Net property and equipment...........................      $        283,389   $        20,088   $        303,477
                                                                ================   ===============   ================

      Depreciation expense related to property and equipment was $59,206, $51,446 and $52,031 during 2002, 2001 and 2000, respectively. Amortization expense relative to assets under capital leases was $22,232, $49,209 and $63,264 during 2002, 2001 and 2000, respectively.

G. CAPITAL LEASE OBLIGATIONS

      On June 2, 1999, the Company leased a new IBM A/S 400 Model 620 computer for a term of 36 months. The total amount financed, including the rollover of the remaining lease payments under the previous A/S 400 lease and financing of the maintenance contract on the new computer, was $174,278, of which $98,420 represents the cost of the AS/400 and related equipment, $63,906 represents rollover financing and consolidation of all other IBM capital lease obligations, and $11,952 represents financed maintenance. This equipment was purchased at the end of the lease on July 1, 2002 for the then fair market value of $5,591.

      During 2002, the Company leased certain mail processing equipment for a term of 60 months. This equipment may be purchased at the end of the lease term for the then fair market value.

At December 31, the remaining capital lease obligations are as follows:

                                                                                           2002           2001
                                                                                        -----------     -----------
6.9% lease related to IBM AS/400, rollover financing maturing in 2002..............     $        --     $    31,590
15.0% lease related to mail processing equipment maturing in 2007..................          37,174              --
                                                                                        -----------     -----------
         Total capital lease obligations...........................................          37,174          31,590
   Less current portion of capital lease obligations...............................          (6,017)        (31,590)
                                                                                        -----------     -----------
   Long-term capital lease obligations.............................................     $    31,157     $        --
                                                                                        ===========     ===========

As of December 31, 2002, total lease payments due under capital leases are as follows: Year ending December 31:

2003............................................................................                     $    12,960
2004............................................................................                     $    12,960
2005............................................................................                     $    12,960
2006............................................................................                     $    12,960
2007............................................................................                     $     7,560
Less amount representing interest...............................................                     $   (22,226)
                                                                                                     -----------
Principal amount of net lease payments..........................................                     $    37,174
                                                                                                     ===========

         Interest expense on capital lease obligations was $1,259, $6,026 and $13,610 during 2002, 2001 and 2000, respectively.

H. NOTES PAYABLE

      Notes payable at December 31, consists of the following:                              2002           2001
                                                                                        -----------     -----------
Bank loan, interest at 9% per annum, monthly installments of $898 including interest, paid off August 2002, secured
      by two automobiles...........................................................     $        --     $    13,502

Real estate lien note, interest at prime plus1/2% per annum (4.75%
      at December 31, 2002), monthly installments of $1,322
      including interest, matures August 20, 2020, secured
      by land and building.........................................................          95,568         117,533

Bank loan, interest at 6.5% per annum, monthly installments of $628 including interest, matures July 10, 2005, secured
      by a 2002 Toyota Camry.......................................................          17,784              --
                                                                                        -----------     -----------
      Total notes payable..........................................................         113,352         131,035
         Less current portion of notes payable.....................................         (16,982)        (19,031)
                                                                                        -----------     -----------
         Long term notes payable...................................................     $    96,370     $   112,004
                                                                                        ===========     ===========

As of December 31, 2002, future maturities of notes payable were as follows:
Year ending December 31:

2003............................................................................                     $    16,982
2004............................................................................                          18,048
2005............................................................................                          15,956
2006............................................................................                          12,465
2007............................................................................                          12,084
Thereafter......................................................................                          37,817
                                                                                                     -----------
Total..........................................................................                      $   113,352
                                                                                                     ===========

I. INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 2002, 2001 and 2000. The Company utilized NOL carryforwards to offset taxable income in 2002 and 2001 and recorded a net operating tax loss ("NOL") in 2000.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. At December 31, 2002, 2001 and 2000, the Company's deferred tax assets are fully reserved. The tax effects of temporary differences and NOLs that give rise to the net deferred tax assets at December 31, are as follows:

Deferred tax assets:                                                                   2002               2001
                                                                                  ---------------   ----------------
      Net operating tax loss carryforward.................                        $     3,998,455   $      4,095,873
      Accrued liabilities.................................                                 20,477             12,151
      Property and equipment..............................                                 (2,833)             3,097
      Accounts receivable.................................                                    187                161
                                                                                  ---------------   ----------------
      Gross deferred tax assets...........................                              4,016,286          4,111,282
      Valuation allowance.................................                             (4,016,286)        (4,111,282)
                                                                                  ---------------   ----------------
         Net deferred tax assets..........................                        $            --   $             --
                                                                                  ===============   ================

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

J. STOCKHOLDERS' EQUITY

      At December 31, 2002, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

      The Company has outstanding warrants and options as described in Notes L and M. There were 4,910,000 shares of Common Stock reserved for issuance for outstanding warrants and options at December 31, 2002.

K. EARNINGS PER SHARE

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               2002          2001           2000
                                                           -----------   -----------   ------------
Net income (loss) available to common stockholders ......  $   259,831   $   265,841   $   (198,932)
Weighted average number of common shares
    in basic EPS ........................................   29,210,000    29,110,000     28,710,217
Effect of dilutive weighted average common
    share equivalents ...................................    1,948,000     1,933,000             --
                                                           -----------   -----------   ------------
Weighted average number of common shares and
   dilutive potential common shares in diluted EPS ......   31,158,000    31,043,000     28,710,217
                                                           ===========   ===========   ============

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

      Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital of $90,000 has been deferred until such time as the aforementioned vesting requirements have been achieved. On November 15, 2000, one half, or warrants to purchase 1,500,000 shares expired due to the resignation of the Chief Financial Officer three months prior. These warrants were not exercisable as of December 31, 2002 or as of the date of this report.

      The Company has a Director's Incentive Compensation Agreement ("DICA") with each of its external directors. On March 12, 1998, a warrant to purchase 39,161 shares of the Company's common stock at $0.13 per share was issued to one director in conjunction with commissions earned under the DICA. On August 28, 1998, a warrant to purchase 70,186 shares of the Company's common stock at $0.07 per share was issued to the same director in conjunction with commissions earned under the DICA. Both warrants expired on May 26, 2001.

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are exercisable 33 1/3 % immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty-four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. 400,000 of these warrants expired on May 26, 2001 as a result of the resignation of one of the directors on February 26, 2001. None of these warrants had been exercised as of December 31, 2002.

      Neither the warrants nor the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

M. OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2002, 660,000 options were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2002, options for 997,500 shares were outstanding under the 1995 Plan.

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 2002, options for 952,500 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

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

The following table summarizes activity for the years ended December 31:

                                                2002                       2001                        2000
                                      -------------------------  -------------------------  -------------------------
                                                      WEIGHTED                   WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE                   EXERCISE
                                         SHARES        PRICE        SHARES        PRICE       SHARES         PRICE
                                      -----------   -----------  -----------   -----------  -----------   -----------
Options outstanding at
      January 1,                        1,710,000   $      0.05    1,779,000   $      0.05    1,786,500   $      0.07
Granted                                   995,000          0.02      345,000          0.02      455,000          0.02
Exercised                                      --            --          --             --           --            --
Canceled                                  (95,000)         0.02     (414,000)         0.07     (462,500)         0.07
                                      -----------   -----------  -----------   -----------  -----------   -----------
Options outstanding at
      December 31,                      2,610,000          0.04    1,710,000          0.05    1,779,000          0.05
                                      ===========   ===========  ===========   ===========  ===========   ===========
Options exercisable at
      December 31,                      1,315,000   $      0.06    1,131,667   $      0.06    1,294,001   $      0.06
                                      ===========   ===========  ===========   ===========  ===========   ===========

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------   -------------------------
                              NUMBER        WEIGHTED                      NUMBER
                           OUTSTANDING      AVERAGE        WEIGHTED    EXERCISABLE     WEIGHTED
                                AT          REMAINING      AVERAGE          AT          AVERAGE
     RANGE OF              DECEMBER 31,    CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES                2002           LIFE          PRICE          2002          PRICE
----------------          -------------   -------------   ----------   ------------   ----------
$0.012---  $0.03              1,610,000       8.7 years   $     0.01        315,000   $     0.01
$0.05 ---  $0.07              1,000,000       4.1 years         0.06      1,000,000         0.05
----------------          -------------   -------------   ----------   ------------   ----------
$0.012 --  $0.07              2,610,000       7.1 years   $     0.04      1,315,000   $     0.05
================          =============   =============   ==========   ============   ==========


N. SFAS NO. 148 PRO FORMA

      Pro forma net income (loss) and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------
                                            2002      2001       2000
                                          --------  --------  ---------
Net income (loss)                         $259,831  $265,841  $(198,932)
SFAS No. 148 employee compensation cost      7,085     2,342      9,425
                                          --------  --------  ---------
Pro forma net income (loss)               $252,746  $263,499  $(208,357)
                                          ========  ========  =========
Pro forma basic earnings per share        $  .0087  $ 0.0090  $ (0.0073)
                                          ========  ========  =========
Pro forma diluted earnings per share      $  .0081  $ 0.0085  $ (0.0073)
                                          ========  ========  =========

      The fair value for options granted in 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                                         YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                    2002          2001         2000
                                                                 ----------   ----------   ----------
Dividend yield                                                           --           --           --
Expected volatility                                                   222.4%       220.0%       220.0%
Risk-free rate of return                                                2.5%         2.0%         4.6%
Expected life, years                                                     10            5            3
Grant-date fair value per share                                       $0.02        $0.02        $0.05

No warrants were granted during 2002, 2001 or 2000.

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

The percentage market mix of total revenue for the years ended December 31, was:

                                                                      2002               2001               2000
                                                                ---------------    ---------------    ---------------
      Customer A..........................................                   --%                --%                29%
      Customer B..........................................                   65                 63                 31
      Customer C..........................................                   --                  9                 16
      Customer D...........................................                   7                 10                  2
      Customer E...........................................                  13                  9                 --
Other customers...........................................                   15                  9                 22
                                                                ---------------    ---------------    ---------------
                                                                            100%               100%               100%
                                                                ===============    ===============    ===============

      The percentage market mix of total net accounts receivable for the years ended December 31, for the customers identified above was:

                                                                     2002           2001
                                                                -------------   ------------
      Customer A..........................................                 --%            --%
      Customer B..........................................                 27             21
      Customer C..........................................                 --             --
      Customer D...........................................                 1              9
      Customer E...........................................                12             50
      Other customers.....................................                 60             20
                                                                -------------   ------------
                                                                          100%           100%
                                                                =============   ============

P. RELATED PARTY TRANSACTIONS

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has an initial term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 2002 or 2001. The Company has also in the past issued certain warrants under DICA as described in Note L.

      For the year ended December 31, 2002, the Company paid $41,390 in commissions for new business introduction to a corporation of which the majority shareholder is a non-employee Director of UMC. This commission was paid pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

Q. SEGMENT REPORTING

      The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services and other healthcare related ancillary services. UMY provides customer services, early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY.

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   FIRST        SECOND         THIRD        FOURTH
                                                                  QUARTER       QUARTER       QUARTER       QUARTER
                                                                -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 2002
     Total revenues ........................................... $   800,458   $   837,002   $   924,443   $   876,081
     Net income ...............................................     110,764        27,521       109,381        12,165
     Net income per common share:
                      Basic ................................... $    0 0038   $    0 0009   $    0 0037        0 0004
                      Diluted .................................      0 0036        0 0009        0 0035        0 0004
     Weighted average number of common
     share outstanding:
                      Basic ...................................  29,210,217    29,210,217    29,210,217    29,210,217
                      Diluted .................................  31,145,133    31,299,264    30,998,983    31,188,342


YEAR ENDED DECEMBER 31, 2001
     Total revenues ........................................... $   694,319   $   727,643   $   716,046   $   647,689
     Net income ...............................................     111,828        53,318        64,061        36,634
     Net income per common share:
                      Basic ................................... $    0 0039   $    0 0018   $    0 0022        0 0012
                      Diluted .................................      0 0036        0 0017        0 0021        0 0012
     Weighted average number of common
     share outstanding:
                      Basic ...................................  28,710,217    29,210,217    29,210,217    29,210,217
                      Diluted .................................  30,710,217    30,811,667    30,948,750    31,043,000

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
United Medicorp, Inc.
Pampa, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2002, 2001 and 2000. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hein + Associates LLP

February 28, 2003
Dallas, Texas

                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  BALANCE
                                                    AT                                BALANCE
                                                 BEGINNING                              AT
                                                    OF                                END OF
DESCRIPTION                                        YEAR     ADDITIONS   DEDUCTIONS     YEAR
                                                 ---------  ---------   ----------   ---------
                                                                            (1)
YEAR ENDED DECEMBER 31, 2002
     Allowance for doubtful accounts .........   $    435    $  1,756    $ (1,687)    $    504

YEAR ENDED DECEMBER 31, 2001
     Allowance for doubtful accounts ........    $ 22,073    $ (3,329)   $ (18,309)   $    435

YEAR ENDED DECEMBER 31, 2000
     Allowance for doubtful accounts ........    $  8,219    $ 26,503    $ (12,649)   $ 22,073

--------------------
(1) Represents write-off of uncollectible trade receivables.

                                INDEX TO EXHIBITS

                                   DESCRIPTION

      1.    Financial Statements

            Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 40.

      2.    Financial Statement Schedules

            Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 40.

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

            4.6 Form of Common Stock Purchase Warrant for 400,000 shares issued to Thomas H. McConnell, III (previously filed).

            4.7 Form of Common Stock Purchase Warrant for 400,000 shares issued to Michael P. Bumgarner (previously filed).

            4.8 Form of Common Stock Purchase Warrant for 400,000 shares issued to John F. Lewis (previously filed).

            4.9 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 500,000 shares (previously filed)

            4.10 Form of Common Stock Purchase Warrant issued to Peter W. Seaman for 1,500,000 shares (previously filed)

            4.11 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 500,000 shares (previously filed)

            4.12 Form of Common Stock Purchase Warrant issued to R. Kenyon Culver for 1,500,000 shares (previously filed)

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

            10.40 Forgivable Loan Agreement by and between the Registrant and the Pampa Economic Development Corporation. (previously filed)

            22.1  Subsidiaries of the Company (previously filed).

            99.1  Safe Harbor Compliance Statement for Forward-Looking
                  Statements

            99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)

            99(a) Certification of Chief Executive Officer

            99(b) Certification of Chief Financial Officer