Form 10-Q
period 2003-03-31
UNITED MEDICORP INC
filed 2003-05-15
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      As of May 10, 2003, there were outstanding 29,213,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 .....    1

        Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 2003 and 2002 ......................................................    2

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2003 and 2002 .....................................................    3

        Notes to the Condensed Consolidated Financial Statements ..........................    4

ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................................    6

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................................   13
ITEM 2. Changes in Securities .............................................................   13
ITEM 3. Defaults Upon Senior Securities ...................................................   13
ITEM 4. Submission of Matters to a Vote of Security Holders ...............................   13
ITEM 5. Other Information .................................................................   14
ITEM 6. Exhibits and Reports on Form 8-K ..................................................   14

Signatures ................................................................................   14

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                        MARCH 31,      DECEMBER 31,
                                                                          2003             2002
                                                                      -------------    -------------
                                ASSETS

Current assets:
      Cash and cash equivalents ...................................   $      56,530    $      51,760
      Restricted cash .............................................          52,100           32,080
      Accounts receivable, net of allowance for doubtful accounts
         of $504 in 2003 and 2002..................................         163,105          198,235
      Factor reserve ..............................................         345,332          215,817
      Prepaid expenses and other current assets ...................           9,755            7,911
                                                                      -------------    -------------
Total current assets ..............................................         626,822          505,803
Other non-current assets ..........................................           2,969            2,969
Property and equipment, net of accumulated depreciation of $953,810
      and $937,283, respectively ..................................         358,103          346,052
Assets under capital leases, net of accumulated amortization of
      $212,333 and $209,805, respectively .........................          84,360           39,171
                                                                      -------------    -------------
Total assets ......................................................       1,072,254          893,995
                                                                      =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................          16,167            6,017
      Current portion of  notes payable ...........................          16,933           16,982
      Trade accounts payable ......................................          70,933           44,441
      Payable to clients ..........................................          51,956           32,051
      Accrued professional fees ...................................          12,632           23,984
      Accrued payroll and benefits ................................         207,794          172,925
      Accrued expenses - Allied Health Options ....................          43,819           44,024
      Accrued expenses other ......................................          16,873           19,673
                                                                      -------------    -------------
Total current liabilities .........................................         437,107          360,097
Long-term capital lease obligations ...............................          51,580           31,157
Long-term notes payable, excluding current portion ................          91,706           96,370
Deferred revenue - Pampa Economic Development Corporation .........         144,000          144,000
                                                                      -------------    -------------
Total liabilities .................................................         724,393          631,624
                                                                      -------------    -------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................              --               --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,515,764 shares issued .................................         295,157          295,157
      Less treasury stock at cost, 305,547 shares .................        (221,881)        (221,881)
      Additional paid-in capital ..................................      18,778,254       18,778,254
      Accumulated deficit .........................................     (18,503,669)     (18,589,159)
                                                                      -------------    -------------
         Total stockholders' equity ...............................         347,861          262,371
                                                                      -------------    -------------
         Total liabilities and stockholders' equity ...............   $   1,072,254    $     893,995
                                                                      =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                      2003          2002
                                                  -----------   -----------
REVENUES:
      Billing and collection services .........   $   870,864   $   782,780
      Other revenues ..........................        15,375        17,678
                                                  -----------   -----------
         Total revenues .......................       886,239       800,458

EXPENSES:
      Wages and benefits ......................       591,587       491,662
      Selling, general and administrative .....       160,269       150,175
      Office, vehicle and equipment rental ....         5,961         3,797
      Depreciation and amortization ...........        19,054        23,032
      Professional fees .......................        20,507        13,491
      Interest, net ...........................         3,371         7,537
                                                  -----------   -----------
      Total expenses ..........................       800,749       689,694
                                                  -----------   -----------

NET INCOME ....................................   $    85,490   $   110,764
                                                  ===========   ===========

BASIC EARNINGS PER COMMON SHARE:

      Net income ..............................   $     .0029   $     .0038
                                                  ===========   ===========

Weighted average shares outstanding ...........    29,210,217    29,210,217

DILUTED EARNINGS PER COMMON SHARE:

      Net income ..............................   $     .0027   $     .0036
                                                  ===========   ===========

Weighted average shares outstanding ...........    31,314,000    31,145,133

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ...................................................   $    85,490    $   110,764
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ..........         2,528          9,386
              Depreciation of fixed assets .........................        16,526         13,646
         Changes in assets and liabilities:
              Restricted cash ......................................       (20,020)       (11,751)
              Accounts receivable ..................................        35,130        (38,988)
              Factor reserve .......................................      (129,515)       (46,029)
              Prepaid expenses and other assets ....................        (1,844)        (1,736)
              Accounts payable .....................................        26,492          2,806
              Payable to clients ...................................        19,905         11,965
              Accrued liabilities ..................................        20,512         12,439
                                                                       -----------    -----------
Net cash provided by operating activities ..........................        55,204         62,502

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment ..........................        (9,282)       (29,938)

      Capitalized software development .............................       (19,295)            --
                                                                       -----------    -----------
Net cash used in investing activities ..............................       (28,577)       (29,938)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations .......................       (17,144)       (15,660)
      Repayment of notes ...........................................        (4,713)        (4,231)
                                                                       -----------    -----------
Net cash used in financing activities ..............................       (21,857)       (19,891)
                                                                       -----------    -----------
INCREASE  IN CASH AND CASH EQUIVALENTS .............................         4,770         12,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        51,760          3,571
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    56,530    $    16,244
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest .............................................   $     3,371    $     7,537
NON CASH INVESTING AND FINANCING ACTIVITIES:
Additions to Capital Lease Obligations .............................   $    47,717    $        --

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United MoneyCorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002 included in the Company's Form 10-K.

            The unaudited condensed consolidated financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for the interim period, have been included.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The results for interim periods are not necessarily indicative of results to be expected for the year.

                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use, is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development.

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The breakdown of the required and available reserve included in the Factor Reserve as of March 31, 2003 and December 31, 2002 was as follows:

                                                  MARCH 31,     DECEMBER 31,
                                                    2003           2002
                                                 -----------    ------------
REQUIRED RESERVE .............................   $    67,765    $    69,010
AVAILABLE RESERVE ............................       277,567        146,807
                                                 -----------    -----------
FACTOR RESERVE AT END OF PERIOD ..............   $   345,332    $   215,817
                                                 ===========    ===========

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SFAS NO. 148 PRO FORMA

      Pro forma net income and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                                           2002           2001
                                                                       -----------    -----------
PRO FORMA IMPACT OF FAIR VALUE METHOD (FAS 148)
Net income .........................................................   $    85,490    $   110,764
SFAS No. 148 employee compensation cost ............................        (2,078)        (1,771)
                                                                       -----------    -----------
Pro forma net income ...............................................        83,412        108,993

EARNINGS PER COMMON SHARE
Basic as reported ..................................................   $     .0029    $     .0038
Diluted as reported ................................................         .0027          .0036
Basic - pro forma ..................................................         .0029          .0037
Diluted - pro forma ................................................   $     .0026    $     .0035

WEIGHTED AVERAGE BLACK-SCHOLES FAIR VALUE ASSUMPTIONS

Risk free interest rate ............................................          2.5%           2.5%
Expected life ......................................................      10 years       10 years
Expected volatility ................................................          230%           220%
Expected dividend yield ............................................            --             --

                                LEGAL PROCEEDINGS

      On March 28, 2003 management was contacted by representatives of UMC's health insurance provider, HealthMarket, and American Travelers Assurance Company ("ATAC") and informed that ATAC was conducting an investigation into UMC's application for coverage with ATAC in April of 2002. The representatives of ATAC alleged that UMC had made a material misrepresentation regarding one of the Company's employees during the application process. The representatives of ATAC then said that they would continue their investigation and would contact UMC management the following week to discuss the matter further. The following day, ATAC suspended health insurance coverage for UMC's employees, which management, based on advice from UMC's legal counsel, believe to be a breach of UMC's contract with ATAC. In response, UMC filed a lawsuit against ATAC and HealthMarket in State court seeking a declaration that the insurance policy was still in effect. In connection with the lawsuit, UMC posted a bond of $20,000 and was granted a temporary restraining order preventing cancellation of the insurance policy. ATAC removed the case to federal court, and UMC has filed a motion to remand the case back to state court. UMC intends to seek compensation for any damages it has incurred as a result of ATAC's actions, including reimbursement of legal fees. UMC management does not believe that any misrepresentation was made to ATAC at any time regarding the medical or claims history of any UMC employee. ATAC claims that the alleged misrepresentations render the policy void, and that its damages are approximately $200,000 plus attorney fees. Based on the advice of legal counsel, UMC management does not believe that ATAC's allegations have merit, and therefore no contingent liability has been accrued.

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

                                                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                      2003                  2002                               2001                            2000
                    -------  ---------------------------------   ---------------------------------   -----------------------
                    QUARTER               QUARTER                             QUARTER                         QUARTER
                    -------  ---------------------------------   ---------------------------------   -----------------------
                     First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Number of Claims
 Accepted for
  Processing:
    Ongoing         30,549   32,602   43,522   43,761   34,012   21,818   11,905   13,161   18,473   12,637   12,774   38,702
    Backlog             --       --       --       --       --       --       --       --       --    3,252    9,135   10,928
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          30,549   32,602   43,522   43,761   34,012   21,818   11,905   13,161   18,473   15,889   21,909   49,630

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing         23,033   26,717   30,772   22,085   23,336   14,221    8,864    8,382    9,365   10,571   10,186   28,801
    Backlog             --       --       --       --       --       --       --       --       --    1,777    6,216    2,987
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          23,033   26,717   30,772   22,085   23,336   14,221    8,864    8,382    9,365   12,348   16,402   31,788

 Collection $
    (000's)
    Ongoing          5,010    6,126    6,091    4,840    4,710    4,470    4,147    4,307    3,736    3,730    7,092   12,343
    Backlog             --       --       --       --        6       11       80      387      910    1,636    1,561    1,112
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total           5,010    6,126    6,091    4,840    4,716    4,481    4,227    4,694    4,646    5,366    8,653   13,455

  Fees Earned
    (000's)
    Ongoing            460      460      471      405      403      301      298      290      257      132      239      370
    Backlog             --       --       --       --        1        2       13       35       87      123      155      137
                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total             460      460      471      405      404      303      311      325      344      255      394      507

 Average Fee %
    Ongoing            8.6%     7.5%     7.7%     8.4%     8.5%     6.7%     7.2%     6.7%     6.9%     3.5%     3.3%     3.0%
    Backlog             --%      --%      --%      --%    16.7%    18.2%    16.3%     9.0%     9.5%     7.5%     9.9%    12.3%

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

                                           COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                   2003                   2002                               2001                           2000
                  -------  ---------------------------------   ---------------------------------   -----------------------
                  QUARTER               QUARTER                             QUARTER                        QUARTER
                  -------  ---------------------------------   ---------------------------------   -----------------------
                   First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      UMY
   Number of
    Accounts
    Accepted
for Collection:
    (000's)
   Early out      11,266   13,859   17,818   17,250   26,977   27,413   28,537   42,351   27,132   38,126   43,328   11,377
   Bad debt       15,322   26,281   16,430   14,815   20,028   25,811      932      587    1,413      920    1,640      817
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        26,588   40,140   34,248   32,065   47,005   53,224   29,469   42,938   28,545   39,046   44,968   12,194

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
   (000's)
  Early out       10,815   12,021   13,424   14,002   22,611   20,724   20,972   30,834   19,487   24,963   25,213    9,122
   Bad debt       12,547   15,934    9,714   10,476   12,959   17,035      762      576    1,143      804    1,076      704
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total         23,362   27,955   23,138   24,478   35,570   37,759   21,734   31,410   20,630   25,767   26,289    9,826

 Collection $
   (000's)
  Early out          949    1,220    1,563    2,004    2,444    2,433    3,810    3,904    3,276    2,618      697      610
   Bad debt        1,155      909      939      895      745      422       57       64       53       57       83       72
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total          2,104    2,129    2,502    2,899    3,189    2,855    3,867    3,968    3,329    2,675      780      682

 Fees Earned
   (000's)
  Early out          113      131      157      187      227      215      356      370      314      261       87       89
  Bad debt           252      203      208      186      152       94        9       10        8       15       22       17
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total            365      334      365      373      379      309      365      380      322      276      109      106

Average Fee %
  Early out         11.9%    10.7%    10.0%     9.5%     9.3%     8.8%     9.3%     9.5%     9.6%    10.0%    21.9%    14.6%
   Bad debt         22.1%    22.3%    22.1%    20.8%    20.4%    22.2%    15.8%    15.6%    15.1%    26.3%    26.5%    23.6%

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                Three Months
                                                               Ended March 31,
                                                            -------------------
                                                               2003       2002
                                                            --------   --------
Revenue ..................................................     100.0%     100.0%
                                                            --------   --------

  Wages and benefits .....................................      66.8       61.4
  Selling, general and administrative ....................      18.1       18.8
  Office, vehicle and equipment rental ...................        .7         .5
  Depreciation and amortization ..........................       2.1        2.9
  Professional fees ......................................       2.3        1.7
  Interest, net ..........................................        .4         .9
                                                            --------   --------
  Total expenses .........................................      90.4       86.2
                                                            --------   --------
  Net income .............................................       9.6%      13.8%
                                                            ========   ========

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED
MARCH 31, 2001

      REVENUES increased $86,000, or 11% primarily due to the following:

- Ongoing Accounts Receivable Management Services revenue of $460,000 in the current quarter increased by $57,000 compared to the same quarter in 2002 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to increased placements of secondary claims from an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $219,000 and $170,000 during first quarter of 2003 and 2002 respectively. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $77,000 and $118,000 during the first quarter of 2003 and 2002 respectively. The Company also received increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $134,000 and $98,000 during the first quarter of 2003 and 2002 respectively. Ongoing accounts receivable management services revenue for the first quarter of 2003 also included $29,000 from the settlement of an ongoing accounts receivable management services contract that was dated August 1, 2002 and was terminated in December 2002. Ongoing accounts receivable management services revenue for the first quarter of 2002 also included $13,000 in revenue provided by an ongoing accounts receivable management services contract that was dated November 20, 2001 and was terminated December 1, 2002. This contract did not generate any revenue during the first quarter of 2003.

- Backlog Accounts Receivable Management Services revenue of $0 in the current quarter decreased by $1,000 compared to the same quarter in 2002 as a result of the winding down of a backlog accounts receivable management contract signed March 22, 2000.

- Collection Agency Services revenue of $365,000 in the current quarter decreased by $13,000 compared to the same quarter of 2002, due to various changes in the inventory mix. The Company received increased revenues from the bad debt portion of a collection agency services contract that was executed in March of 2000. The bad debt portion of this contract provided revenue of $225,000 and $141,000 during the first

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      quarter of 2003 and 2002 respectively. The increased revenue from the bad debt portion of the contract was offset by decreased revenue from the early out portion of the contract which provided revenue of $81,000 and $104,000 during the first quarter of 2003 and 2002 respectively. Collection agency services revenue was also decreased as the result of the termination of a collection agency services revenue contract on June 30, 2002 that was executed March 13, 2000. Under the terms of the contract, The Company was allowed to continue working accounts for which the Company had made payment arrangements prior to the contract's termination. As a result, this contract provided revenue of $11,000 during the first quarter of 2003, as compared to revenue of $96,000 during the first quarter of 2002. Revenue from other collection agency services contracts increased by $11,000 during the first quarter of 2003 as compared to the first quarter of 2002.

- Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $46,000 during the first quarter of 2003. Management believes that the coding services division has significant growth potential. To pursue the marketing of these services, management has invested $10,460 in 2002 and $4,000 during the first quarter of 2003 to develop software for internet based services that will be marketed and provided by the coding services division. During 2002, the coding services division provided coding for 350 claims through the internet based service. During the first quarter of 2003, the coding services division provided coding for 735 claims through this service.

- Other Income of $15,000 in the current quarter decreased by $3,000 compared to the same quarter in 2002. Other income for the first quarter of both years was made up primarily or incentive income received from the Pampa Economic Development Corporation (PEDC) pursuant to the previously disclosed Economic Development and Incentive Agreement executed on July 28, 2000, by UMC and the PEDC. The Company also recognized interest income on customer invoices aged greater than 30 days of $3,000 during the first quarter of 2002. The Company did not recognize any interest income for the first quarter of 2003.

      WAGES AND BENEFITS expense increased $100,000 or 20% due primarily to increased headcount and the addition of two corporate officers during March and April of 2002. Average headcount for the first quarter of 2003 was 87, compared to an average headcount of 79 during the first quarter of 2002. Salary expense associated with the two new corporate officers was $50,000 during the first quarter of 2003 compared to $8,333 during the first quarter of 2002. Wage and benefits expense also increased as a result of having more employees eligible for health, life, dental, vision, and disability benefits that are provided by the Company for employees who have completed 90 days of employment with UMC. The Company had 55 employees enrolled in such benefit plans during March of 2002, compared to 72 during March of 2003. Premiums paid for employee benefits totaled $59,716 during the first quarter of 2003 compared to $36,310 during the first quarter of 2002. The Company has also incurred an increased state unemployment tax rate for 2003. UMC paid $16,258 for state unemployment tax during the first quarter of 2003 compared to $7,376 for the first quarter of 2002.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $10,000 or 7% primarily due to increases in travel, conventions and tradeshows, software maintenance and system usage, and commission costs. These increases were the result of additional travel requirements of the new Vice President of Sales and Marketing and the new Vice President of Coding Services, sponsorship and demonstration costs for various healthcare association conferences and trade shows (conventions and trade shows), claims clearinghouse fees for electronic claims submission and increased contract programming costs (software maintenance and system usage), and commission costs associated with the addition of a Vice President of Sales and Marketing.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      OFFICE, VEHICLE AND EQUIPMENT RENTAL expense increased $2,000 or 57% primarily due to the assumption of a vehicle lease during the second quarter of 2002.

      DEPRECIATION AND AMORTIZATION expense decreased $4,000 or 17% primarily as a result of leased computer equipment becoming fully amortized during the third quarter of 2002.

      PROFESSIONAL FEES expense increased $7,000 or 52% due to legal fees, and increased director fees as a result of an increased number of board members in the first quarter of 2003 as compared to the first quarter of 2002. The number of independent directors on the board was increased from two in the first quarter of 2002 to four in the first quarter of 2003 as a result of compliance requirements contained in the Sarbanes-Oxley Act.

      INTEREST expense decreased $4,000 or 55% due to lower utilization of factoring line and lower interest rates.

      NET INCOME for the current quarter decreased to $85,490 from net income of $110,764 for the same quarter in the previous year, due primarily to the increase in revenues offset by the increased costs for wages and benefits; selling, general and administrative expenses; and professional fees as described above.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, the Company's liquid assets, consisting of cash, totaled $56,530 compared to cash of $51,760 at December 31, 2002. Working capital was $190,000 at March 31, 2003 compared to working capital of $146,000 at December 31, 2002.

      Operating activities from continuing operations during the current quarter provided cash of $55,000 compared to cash of $63,000 provided by operating activities during the same period of 2002. This increase is primarily due to net income from operations during the current quarter offset by an increase in the factoring reserve.

      Cash of $9,000 was expended on investing activities during the current quarter for the purchase of furniture and equipment, and $19,000 was expended for new internal software development. The Company expended cash of $30,000 for investing activities during the same period of 2002.

      Financing activities during the current quarter used cash of $22,000 and consisted of principal payments totaling $5,000 for notes payable and principal payments on capital lease obligations totaling $17,000. Financing activities during the same quarter of 2002 used cash of $20,000 and consisted of principal payments totaling $4,000 for notes payable and principal payments on capital lease obligations totaling $16,000.

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

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               MANAGEMENT CHANGES

      On May 1, 2003 Clint Owen joined UMC as Vice President of Sales and Marketing. Mr. Owen will assume the duties of Morgan Hay, UMC's former Vice President of Sales and Marketing, who left the Company effective April 1, 2003.

                          CRITICAL ACCOUNTING POLICIES

      Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in our 2002 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At March 31, 2003 there were no factored invoices that had aged more than 90 days.

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first quarter of 2003, the Company capitalized $19,295 in costs incurred for new internal software development that was in the application development stage.

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

ITEM 4 - CONTROLS AND PROCEDURES.

      In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of May 6, 2003, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since May 6, 2003.

                           PART 11. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 28, 2003 management was contacted by representatives of UMC's health insurance provider, HealthMarket, and American Travelers Assurance Company ("ATAC") and informed that ATAC was conducting an investigation into UMC's application for coverage with ATAC in April of 2002. The representatives of ATAC alleged that UMC had made a material misrepresentation regarding one of the Company's employees during the application process. The representatives of ATAC then said that they would continue their investigation and would contact UMC management the following week to discuss the matter further. The following day, ATAC suspended health insurance coverage for UMC's employees, which management, based on advice from UMC's legal counsel, believe to be a breach of UMC's contract with ATAC. In response, UMC filed a lawsuit against ATAC and HealthMarket in State court seeking a declaration that the insurance policy was still in effect. In connection with the lawsuit, UMC posted a bond of $20,000 and was granted a temporary restraining order preventing cancellation of the insurance policy. ATAC removed the case to federal court, and UMC has filed a motion to remand the case back to state court. UMC intends to seek compensation for any damages it has incurred as a result of ATAC's actions, including reimbursement of legal fees. UMC management does not believe that any misrepresentation was made to ATAC at any time regarding the medical or claims history of any UMC employee. ATAC claims that the alleged misrepresentations render the policy void, and that its damages are approximately $200,000 plus attorney fees. Based on the advice of legal counsel, UMC management does not believe that ATAC's allegations have merit, and therefore no contingent liability has been accrued.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)   Exhibits

   EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    99(a) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99(b)       Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (REGISTRANT)

By: /s/ Nathan E. Bailey                                      Date: May 14, 2003
   ---------------------------------
   Nathan E. Bailey
   Vice President and Controller
   (Principal Accounting Officer)

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

      5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                     /s/ Peter W. Seaman
                                       ----------------------------------------
                                       Peter W. Seaman
                                       Chairman of the Board and Chief
                                       Executive Officer

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

      5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003              /s/ Nathan E. Bailey
                                ------------------------------------
                                Nathan E. Bailey
                                Vice President and Controller

                                 Exhibit Index

   EXHIBIT
    NUMBER                           DESCRIPTION OF EXHIBIT
    ------                           ----------------------

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    99(a) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99(b)       Safe Harbor Compliance Statement for Forward-Looking Statements