Form 10-Q
period 2003-06-30
UNITED MEDICORP INC
filed 2003-08-12
CIK 831460

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

          As of August 8, 2003, there were outstanding 29,213,550 shares of Common Stock, $0.01 par value.



================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2003 and
                December 31, 2002..........................................    1

           Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2003 and 2002..........    2

           Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2003 and 2002....................    3

           Notes to the Condensed Consolidated Financial Statements........    4

ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............    6

ITEM 3.    Quantitative and Qualitative Disclosures
                About Market Risk..........................................   14

ITEM 4.    Controls and Procedures.........................................   14




                         PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   15
ITEM 2.    Changes in Securities...........................................   15
ITEM 3.    Defaults Upon Senior Securities.................................   15
ITEM 4.    Submission of Matters to a Vote of Security Holders.............   15
ITEM 5.    Other Information...............................................   15
ITEM 6.    Exhibits and Reports on Form 8-K................................   16

Signatures ................................................................   16


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
                                                                           June 30,     December 31,
                                                                             2003            2002
                                                                        ------------    ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents .....................................   $     42,698    $     51,760
      Restricted cash ...............................................         21,455          32,080
      Accounts receivable, net of allowance for doubtful accounts
         of $504 in 2003 and 2002 ...................................        173,303         198,235
      Factor reserve ................................................        292,152         215,817
      Prepaid expenses and other current assets .....................         42,576           7,911
                                                                        ------------    ------------
Total current assets ................................................        572,184         505,803
Other non-current assets ............................................          2,969           2,969
Property and equipment, net of accumulated depreciation of $777,405
      and $750,243 respectively .....................................        340,781         309,080
Developed and purchased software net of accumulated amortization of
      $193,967 and $187,040 respectively ............................         66,254          36,972
Assets under capital leases, net of accumulated amortization of
      $216,933 and $209,805, respectively ...........................         79,760          39,171
                                                                        ------------    ------------
Total assets ........................................................      1,061,948         893,995
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ..................         16,436           6,017
      Current portion of notes payable ..............................         27,263          16,982
      Trade accounts payable ........................................         59,577          44,441
      Payable to clients ............................................         19,031          32,051
      Accrued professional fees .....................................         15,183          23,984
      Accrued payroll and benefits ..................................        181,632         172,925
      Accrued expenses - Allied Health Options ......................         43,664          44,024
      Accrued expenses other ........................................         16,777          19,673
                                                                        ------------    ------------
Total current liabilities ...........................................        379,563         360,097
Long term capital lease obligations .................................         47,168          31,157
Long term notes payable, excluding current portion ..................        104,436          96,370
Deferred revenue - Pampa Economic Development Corporation ...........        144,000         144,000
                                                                        ------------    ------------
Total liabilities ...................................................        675,167         631,624
                                                                        ------------    ------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ...................             --              --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,519,097 and 29,515,764 shares issued, respectively ......        295,191         295,157
      Less treasury stock at cost, 305,547shares ....................       (221,881)       (221,881)
      Additional paid-in capital ....................................     18,778,271      18,778,254
      Retained deficit ..............................................    (18,464,800)    (18,589,159)
                                                                        ------------    ------------
Total stockholders' equity ..........................................        386,781         262,371
                                                                        ------------    ------------
Total liabilities and stockholders' equity ..........................   $  1,061,948    $    893,995
                                                                        ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                 -------------------------   -------------------------
                                                     2003          2002          2003          2002
                                                 -----------   -----------   -----------   -----------
Revenues:
      Billing, collection, and coding services   $   852,153   $   817,726   $ 1,723,017   $ 1,600,418
      Other revenues .........................        15,250        19,276        30,625        37,041
                                                 -----------   -----------   -----------   -----------
         Total revenues ......................       867,403       837,002     1,753,642     1,637,459

Expenses:
      Wages and benefits .....................       606,596       590,292     1,198,183     1,081,954
      Selling, general and administrative ....       165,530       172,207       325,799       322,382
      Depreciation and amortization ..........        22,572        22,320        41,626        45,351
      Office, vehicle and equipment rental ...         4,369         6,280        10,330        10,078
      Professional fees ......................        24,857        13,818        45,364        27,309
      Interest, net ..........................         4,609           525         7,981         8,062
      Loss on disposal of assets .............            --         1,716            --         1,716
      Provision for doubtful accounts ........            --         2,323            --         2,323
                                                 -----------   -----------   -----------   -----------
      Total expenses .........................       828,533       809,481     1,629,283     1,499,175
                                                 -----------   -----------   -----------   -----------
Net income ...................................   $    38,870   $    27,521   $   124,359   $   138,284
                                                 ===========   ===========   ===========   ===========

Basic earnings per common share:

      Net income .............................   $    0.0013   $    0.0009   $    0.0043   $    0.0047
                                                 ===========   ===========   ===========   ===========

Weighted average shares outstanding ..........    29,213,550    29,210,217    29,211,884    29,210,217

Diluted earnings per common share:

      Net income .............................   $    0.0012   $    0.0009   $    0.0040   $    0.0044
                                                 ===========   ===========   ===========   ===========

Weighted average shares outstanding ..........    31,200,000    31,299,264    31,319,500    31,299,264









  The accompanying notes are an integral part of these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             2003          2002
                                                                          ----------    ----------
Cash flows from operating activities:
      Net income ......................................................   $  124,359    $  138,284
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases .............        4,742        17,109
              Depreciation of fixed assets ............................       36,884        28,242
              Provision for doubtful accounts .........................           --         2,323
              Loss on sale of auto ....................................           --         1,716
      Changes in assets and liabilities:
              Restricted cash .........................................       10,625       (57,941)
              Accounts receivable, gross ..............................       24,932       (26,446)
              Factor reserve ..........................................      (76,335)      (84,793)
              Prepaid expenses and other assets .......................      (34,665)       (7,759)
              Accounts payable ........................................       15,136        (7,987)
              Payable to clients ......................................      (13,020)       58,049
              Accrued liabilities .....................................       (3,350)       20,940
                                                                          ----------    ----------
Net cash provided by operating activities .............................       89,308        81,737
                                                                          ----------    ----------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements...      (64,375)      (39,218)
      Capitalized software development ................................      (32,605)           --
      Proceeds from sale of auto and equipment ........................        1,500         5,800
                                                                          ----------    ----------
Net cash used in investing activities .................................      (95,480)      (33,418)
                                                                          ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations ..........................      (21,287)      (31,590)
      Repayment of notes payable ......................................       (9,003)      (15,882)
      Proceeds from exercise or stock options .........................           50            --
      Proceeds from auto loan .........................................       27,350            --
                                                                          ----------    ----------
Net cash used in financing activities .................................       (2,890)      (47,472)
                                                                          ----------    ----------
Increase (decrease) in cash and cash equivalents ......................       (9,062)          847
Cash and cash equivalents at beginning of period ......................       51,760         3,571
                                                                          ----------    ----------
Cash and cash equivalents at end of period ............................   $   42,698    $    4,418
                                                                          ==========    ==========

Supplemental disclosures:
Cash paid for interest ................................................   $    7,981    $    8,062
Non cash investing and financing activities:
Additions to Capital Lease Obligations ................................   $   47,717    $       --





  The accompanying notes are an integral part of these condensed consolidated financial statements

                      UNITED MEDICORP, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements

Note 1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company" or the "registrant") include its wholly owned subsidiary, United Moneycorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002 included in the Company's Form 10-K.

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

                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use, is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development.

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of June 30, 2003 and December 31, 2002 were as follows:

                                                        June 30,    December 31,
                                                          2003           2002
                                                     ------------   ------------

Required Reserve .................................   $     67,455   $     69,010
Available Reserve ................................        224,697        146,807
                                                     ------------   ------------
Factor Reserve at end of period...................   $    292,152   $    215,817
                                                     ============   ============


                      UNITED MEDICORP, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements


                             SFAS NO. 148 PRO FORMA

      Pro forma net income and earnings per share presented below reflect the results of the Company for the first six months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                               Six Months Ended June 30
                                                              -------------------------
                                                                 2003           2002
                                                              ----------     ----------
      Pro forma impact of fair value method (FAS 148)
      Net income ..........................................   $  124,359     $  138,284
      SFAS No. 148 employee compensation cost .............       (4,123)        (3,543)
                                                              ----------     ----------
      Pro forma net income ................................      120,236        134,741

      Earnings per common share
      Basic as reported ...................................   $    .0043     $    .0047
      Diluted as reported .................................        .0040          .0044
      Basic - pro forma ...................................        .0041          .0046
      Diluted - pro forma .................................   $    .0038     $    .0043

      Weighted average Black-Scholes fair value assumptions

      Risk free interest rate .............................         2.5%           2.5%
      Expected life .......................................     10 years       10 years
      Expected volatility .................................         230%           220%
      Expected dividend yield .............................           --             --


                                LEGAL PROCEEDINGS

      On March 28, 2003 management was contacted by representatives of UMC's health insurance provider, HealthMarket, and American Travelers Assurance Company ("ATAC") and informed that ATAC was conducting an investigation into UMC's application for coverage with ATAC in April of 2002. The representatives of ATAC alleged that UMC had made a material misrepresentation regarding one of the Company's employees during the application process. The representatives of ATAC then said that they would continue their investigation and would contact UMC management the following week to discuss the matter further. The following day, ATAC suspended health insurance coverage for UMC's employees, which management, based on advice from UMC's legal counsel, believe to be a breach of UMC's contract with ATAC. In response, UMC filed a lawsuit against ATAC and HealthMarket in state court seeking a declaration that the insurance policy was still in effect. In connection with the lawsuit, UMC posted a bond of $20,000 and was granted a temporary restraining order preventing cancellation of the insurance policy. ATAC removed the case to federal court, and UMC filed, and was granted a motion to remand the case back to state court. UMC intends to seek compensation for any damages it has incurred as a result of ATAC's actions, including reimbursement of legal fees. UMC management does not believe that any misrepresentation was made to ATAC at any time regarding the medical or claims history of any UMC employee. ATAC claims that the alleged misrepresentations render the policy void, and that its damages are approximately $300,000 plus attorney fees. Based on the advice of legal counsel, UMC management does not believe that ATAC's allegations have merit, and therefore no contingent liability has been accrued.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
                  Financial Condition and Results of Operations


                                SUBSEQUENT EVENTS

      On July 23, 2003 the Company purchased a new phone system to replace its current system that has been in service since 1989. The new system includes a Nortel switch, upgraded automated attendant functions, expanded voice mail capacity, monitoring and recording software, and various other accessories. The total cost of the equipment and software is $140,100, and is being financed through a 60-month lease-purchase agreement with General Electric Capital Corporation. The terms of the lease include an effective interest rate of 8.5%, and a $1 purchase option at the end of the lease term. Installation of the new system is scheduled for mid September.

      On July 10, 2003 the Company received approval from Wells Fargo Bank on a $100,000 unsecured line of credit, which is personally guaranteed by UMC's Chief Executive Officer Pete Seaman. This line bears interest at a rate of prime plus
6.75 %. No advances have been made on the line of credit as of August 7, 2003. On July 30, 2003 the Company received approval from Bank One on a $100,000 unsecured line of credit, with no personal guarantees. The note bears interest at a rate of prime plus 2 %. No advances have been made on the line of credit as of August 7, 2003. These lines of credit were obtained to provide additional cash availability (if needed) during times of business expansion.

ITEM 2 - Management's Discussion and Analysis Of Financial Condition and Results of Operations


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

      UMC and UMY derive their primary revenues from claims management services and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice.


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal accounts receivable management services.

                                              CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                      2003                       2002                                2001                       2000
                 ---------------   ---------------------------------   ---------------------------------   ---------------
                     Quarter                    Quarter                             Quarter                    Quarter
                 ---------------   ---------------------------------   ---------------------------------   ---------------
                 Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      UMC
----------------
Number of Claims
  Accepted for
  Processing:
    Ongoing      31,282   30,549   32,602   43,522   37,952   34,012   21,818   11,905   13,161   18,473   12,637   12,774
    Backlog          --       --       --       --       --       --       --       --       --       --    3,252    9,135
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       31,282   30,549   32,602   43,522   37,952   34,012   21,818   11,905   13,161   18,473   15,889   21,909

 Gross $ Amount
    of Claims
  Accepted for
   Processing
    (000's):
    Ongoing      24,272   23,033   26,717   30,772   22,085   23,336   14,221    8,864    8,382    9,365   10,571   10,186
    Backlog          --       --       --       --       --       --       --       --       --       --    1,777    6,216
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       24,272   23,033   26,717   30,772   22,085   23,336   14,221    8,864    8,382    9,365   12,348   16,402

 Collections $
    (000's)
    Ongoing       6,098    5,010    6,126    6,091    4,837    4,710    4,470    4,147    4,307    3,736    3,730    7,092
    Backlog          --       --       --       --       --        6       11       80      387      910    1,636    1,561
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        6,098    5,010    6,126    6,091    4,837    4,716    4,481    4,227    4,694    4,646    5,366    8,653

 Fees Earned $
    (000's)
    Ongoing         448      460      460      471      408      416      301      298      290      257      132      239
    Backlog          --       --       --       --       --        1        2       13       35       87      123      155
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          448      460      460      471      408      417      303      311      325      344      255      394

 Average Fee %
    Ongoing        7.3%     8.6%     7.5%     7.7%     8.4%     8.8%     6.7%     7.2%     6.7%     6.8%     3.5%     5.3%
    Backlog          --       --       --       --       --    16.6%    18.2%    16.3%     9.0%     9.5%     7.5%     9.9%


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




                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      The following table sets forth for each period indicated the volume and gross dollar amount of early out and bad debt accounts received and fees recognized for UMY.

                                         ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUME

                      2003                       2002                                2001                       2000
                 ---------------   ---------------------------------   ---------------------------------   ---------------
                     Quarter                    Quarter                             Quarter                    Quarter
                 ---------------   ---------------------------------   ---------------------------------   ---------------
                 Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      UMY
----------------
   Number of
Accounts Accepted
for Collection:
    (000's)
   Early out     24,330   11,266   13,859   17,818   17,467   26,963   27,413   28,537   42,351   27,132   38,126   43,328
   Bad debt      15,448   15,322   26,281   16,430   14,598   19,856   25,811      932      587    1,413      920    1,640
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       39,778   26,588   40,140   34,248   32,065   46,819   53,224   29,469   42,938   28,545   39,046   44,968

Gross $ Amount
  of Accounts
 Accepted for
  Collection
    (000's)
   Early out     17,897   10,815   12,021   13,424   14,120   22,647   20,724   20,972   30,834   19,487   24,963   25,213
   Bad debt      12,379   12,547   15,934    9,714   10,358   12,880   17,035      762      576    1,143      804    1,076
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       30,276   23,362   27,955   23,138   24,478   35,527   37,759   21,734   31,410   20,630   25,767   26,289

 Collections $
    (000's)
   Early out      1,105      949    1,220    1,563    2,007    2,449    2,433    3,810    3,904    3,276    2,618      697
   Bad debt       1,074    1,155      909      939      892      740      422       57       64       53       57       83
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        2,179    2,104    2,129    2,502    2,899    3,189    2,855    3,867    3,968    3,329    2,675      780

 Fees Earned $
    (000's)
   Early out        132      113      131      157      186      232      215      356      370      314      261       87
   Bad debt         226      252      203      208      188      162       94        9       10        8       15       22
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          358      365      334      365      374      394      309      365      380      322      276      109

 Average Fee %
   Early out      11.9%    11.9%    10.7%    10.0%     9.4%     9.4%     8.8%     9.3%     9.5%     9.6%    10.0%    21.9%
   Bad debt       21.0%    22.1%    22.3%    22.1%    21.5%    21.9%    22.2%    15.8%    15.6%    15.1%    26.3%    26.5%


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


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)



                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                 Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                 ------------------   -------------------
                                                   2002      2001       2003       2002
                                                 --------  --------   --------   --------
     Revenue .................................     100%      100%       100%       100%
                                                 --------  --------   --------   --------

     Wages and benefits ......................      70        71         68         66
     Selling, general and administrative .....      19        20         18         20
     Depreciation and amortization ...........       2         3          2          3
     Office, vehicle and equipment rental ....       1         1          1          1
     Professional fees .......................       3         2          3          2
     Interest, net, and other (income) expense       1        --          1         --
     Provision for doubtful accounts .........      --        --         --         --
                                                 --------  --------   --------   --------
     Total expenses ..........................      96        97         93         92
                                                 --------  --------   --------   --------
     Net income ..............................       4%        3%         7%         8%
                                                 ========  ========   ========   ========


Comparison of the Quarter Ended June 30, 2003 to the Quarter Ended June 30, 2002

       Revenues increased $30,000, or 4% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $448,000 in the current quarter increased by $40,000 compared to the same quarter in 2002 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to increased revenue from the secondary claims portion of an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $240,000 during second quarter of 2003, compared to revenues of $194,000 during the second quarter of 2002. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $75,000 and $113,000 during the second quarter of 2003 and 2002 respectively. The company also received increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $133,000 and $85,000 during the second quarter of 2003 and 2002 respectively. Revenue from other contracts
      totaled  $0  and  $16,000  for  the  second   quarter  of  2003  and  2002
      respectively.

o Collection Agency Services revenue of $358,000 in the current quarter was $15,000 less than the amount of collection agency services revenue recognized in the same quarter of 2002. Revenues from early out collections decreased from $186,000 in the second quarter of 2002, to $132,000 during the second quarter of 2003, primarily as a result of decreased revenue from an early stage self-pay collections agreement signed March 13, 2000 and was terminated June 30, 2002. Under the terms of the contract, The Company will continue to monitor and collect fees on accounts for which the company had set up payment arrangements prior to the contracts termination. This contract provided revenue of $7,000 and $87,000 during the second quarter of 2003 and 2002 respectively. This

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      reduction was partially offset by increased revenue from the early stage collection portion of a contract signed March 22, 2000 which provided revenue of $93,000 and $73,000 during the second quarter of 2003 and 2002 respectively. The overall reduction in revenues from early out collections was partially offset by revenues from bad debt collections, which increased from $188,000 during the second quarter of 2002, to $225,000 during the second quarter of 2003. This increase was attributable to increased revenue from the bad debt collection portion of a contract signed March 22, 2000 and from an agreement for bad debt collection services signed September 30, 1999.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $47,000 and $37,000 during the second quarter of 2003 and 2002 respectively. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.

                   ONLINE CODING SERVICES - PROCESSING VOLUME

                                            2003                 2002
                                     ------------------    -----------------
                                           Quarter              Quarter
                                     ------------------    -----------------
                                     Second       First    Fourth      Third
                                     ------      ------    ------     ------
       Number of Claims accepted
       for Coding:
         Inpatient                      213         161       140          9
         Outpatient                     761         553       201         --
                                     ------      ------    ------     ------
          Total                         974         714       341          9


o Other revenue decreased by $4,000 compared to the same quarter of 2002 due primarily to $3,000 of interest income that was recognized during the second quarter of 2002. No interest income was recognized during the second quarter of 2003.

      Wages and benefits expense increased $16,000 or 3% as a result of multiple factors. Payroll tax expense increased by $8,000 primarily as a result of an increase in the Company's state unemployment tax rate from the previous year. The cost of employee benefits increased by $13,000 primarily due to additional health insurance premiums paid for duplicate coverage during the last half of the month of April as a result of the dispute with UMC's health insurance provider. UMC paid $11,559.53 to Blue Cross Blue Shield of Texas for coverage during this period, even though a full month's premium had been previously paid to HealthMarket. A description of this matter is included under Part II Item 1. Legal Proceedings. Salary, wage and bonus expense decreased by $5,000 due primarily to having fewer salaried employees during the second quarter of 2003 as compared to the second quarter of 2002.

      Selling,  general  and  administrative  expense  decreased  $7,000  or  4%
primarily due to decreases in postage and printing, partially offset by an increase in office supplies as a result of the discontinuation of the outsourcing of letter processing during the fourth quarter of 2002. The entire collection letter process is now performed in house. This decrease was partially offset by increased travel and commission costs as a result of the additions of the Vice President of Sales and the Vice President of Coding Services during March and April of 2002 and by increased software maintenance and system usage fees associated with the expansion of the companies systems and online resources.

      Depreciation and amortization expense increased $250 or 1%.

      Office, vehicle and equipment rental expense decreased $1,900 or 30% primarily due to the completion of the lease term on a 2000 Toyota Avalon in April of 2003.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Professional fees increased $11,000 or 80% primarily as a result of legal fees paid in connection with a dispute with UMC's health insurance provider. A description of this matter is included under Part 11 Item 1. Legal Proceedings.

      Interest expense increased $4,000 due primarily to the addition of a two capital leases during 2003.

      Provision  for  doubtful   accounts   expense   decreased  $2,300  due  to
receivables reserved in the second quarter of 2002. There were no accounts reserved during the second quarter of 2003.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

       Revenues increased $116,000 or 7% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $908,000 in the current six-month period increased by $100,000 compared to the same quarter in 2002 as a result of the following: Revenues received from the secondary portion of an ongoing accounts receivable management services contract that was signed March 22, 2000 increased from $364,000 during the first six months of 2002, to $459,000 during the current six-month period. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $153,000 and $231,000 during the second quarter of 2003 and 2002 respectively. The Company also received increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $267,000 and $182,000 during the second quarter of 2003 and 2002 respectively. Revenue from other contracts decreased by $2,000 during the first six months of 2003 as compared to the first six months of 2002.

o Collection Agency Services revenue of $722,000 in the current six month period decreased by $29,000 compared to the same period of 2002, due primarily to the following. The Company saw an increase in revenue from the bad debt portion of a collection agency services contract executed
      September 25, 2000. The bad debt portion of this contract provided revenues of $436,000 and $324,000 during the first six months of 2003 and 2002 respectively. The Company received a significant decrease in revenue from an early stage self-pay collections agreement that was signed March 13, 2000 and was terminated June 30, 2002. Under the terms of the contract, The Company will continue to monitor and collect fees on accounts for which the company had set up payment arrangements prior to the contracts termination. This contract provided revenue of $18,000 and $183,000 during the second quarter of 2003 and 2002 respectively. Revenue from all other contracts increased by $24,000 during the first six months of 2003 as compared to the first six months of 2002.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $92,000 and $40,000 during the first six months of 2003 and 2002 respectively.

o Other revenue of $31,000 during the current six-month period decreased by $6,000 compared to the same six-month period of 2002 as a result of $6,000 in interest income that was recognized during the first six months of 2002. No interest income was recognized in the first six months of 2003.

      Wages and benefits expense increased $116,000 or 11% due to several factors. Salary and wage expense increased by $59,000 primarily as a result of the addition of two corporate officers during March and April of 2002. Salary expense for these two positions was $96,000 and $58,000 for the first six months of 2003 and 2002 respectively. Other salary and wage expense increased by $21,000 primarily as a result of an increase in average full time employee

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


headcount from 80 during the first six months of 2002 to 86 during the first six months of 2003. Payroll tax expense increased by $22,000 primarily as a result of an increase in the Company's state unemployment tax rate, and the previously mentioned increase in employee head count. Employee benefits expense also increased as a result of having more employees eligible for health, life, dental, and disability benefits that are provided by the Company for employees who have completed 90 days of employment. The Company had 55 employees enrolled in such benefit plans during March of 2002, compared to 72 during March of 2003. Premiums paid for employee benefits totaled $119,000 during the first six months of 2003 compared to $98,000 during the first six months of 2002. Workers compensation insurance expense increased by $2,500 and vacation benefit expense increased by $4,500 during the first six months of 2003 primarily as a result of the increase in head count.

      Selling, general and administrative expense increased $3,400 or 1 % during the first six months of 2003, as compared to the first six months of 2002.

      Depreciation and amortization expense decreased $4,000 or 8% primarily due to certain assets becoming fully depreciated.

      Office, vehicle and equipment rental expense increased $250 or 3% during the first six months of 2003, as compared to the first six months of 2002.

      Professional fees increased $18,000 or 65% during the first six months of 2003, as compared to the first six months of 2002, primarily as a result of legal fees associated with the dispute with UMC's health insurance provider. A description of this matter is included under Part 11 Item 1. Legal Proceedings.

      Interest, net decreased $81 or 1% during the first six months of 2003, as compared to the first six months of 2002.

      Provision for doubtful accounts expense decreased $2,000 or 100% primarily due to a small amount of receivables being reserved during the first six months of 2002, and no balances being reserved during the first six months of 2003.


Liquidity and Capital Resources

      At June 30, 2003, the Company's liquid assets, consisting of cash, and available factoring reserve totaled $267,000 compared to $199,000 at December 31, 2002. Working capital was $193,000 at June 30, 2003 compared to $146,000 at December 31, 2002.

      Operating activities during the current six-month period provided cash of $89,000, compared to cash of $82,000 provided by operating activities during the same period of 2002.

      Cash of $64,000 was expended on investing activities during the current six-month period. $35,000 was expended for the purchase of three automobiles, two of which are assigned to sales personnel, and one which is assigned to the Director of Collection Operations for business travel. $29,000 was expended for the purchase of equipment, software and building improvments, and $33,000 was expended for new software development. The Company also received proceeds from the sale of a computer and other office equipment in the amount of $1,500 during this period. The Company expended $39,000 on investing activities during the same six-month period of 2002 for the purchase of equipment, software and building improvements.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Financing activities during the current six-month period used cash of $3,000 and consisted of $27,000 in loan proceeds for the purchase of three used automobiles and $50 in proceeds from the exercise of employee stock options, offset by principal payments totaling $9,000 for notes payable, and $21,000 on capital lease obligations. Financing activities during the same six-month period of 2002 used cash of $47,000 and consisted of principal payments totaling $16,000 for notes payable, and principal payments on capital lease obligations totaling $31,000.

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


                            CHANGES IN CUSTOMER BASE

      On June 24, 2003 UMC executed a contract with a hospital in central Texas. Under this contract, UMC will provide day one claims billing and follow up services for the hospital. The company also received a backlog placement of the hospital's entire current claims inventory. Management believes that this contract will generate revenues of approximately $240,000 per year.

      On August 11, 2003 UMC executed a contract with a hospital in west Texas. Under this contract, UMC will provide claims billing and follow up services for the hospital for claims that have aged over 30 days. The Company will also as provide early out patient balance account management services for the hospital. Management believes that this contract will generate revenues of approximately $360,000 per year.


                               MANAGEMENT CHANGES

      On May 1, 2003 Clint Owen joined UMC as Vice President of Sales and Marketing. Mr. Owen was previously employed by Business Office Systems and Solutions ("BOSS"), where he was a partner, and served as CEO from January 1996 through March 2003. Prior to his employment with BOSS, Mr. Owen was a National Sales Executive with Nationwide Credit, Inc., from 1994 through December 1995. From 1991 through July 1994 Mr. Owen was Sales Manager and Vice President of Sales for Spectra Claims Collection Services and CRW Financial, Inc. Mr. Owen began his career in healthcare collection services with TRW in May of 1989.


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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At June 30, 2003 there were no factored invoices that had aged more than 90 days.

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first six months of 2003, the Company capitalized $32,605 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

      In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of August 4, 2003, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since August 4, 2003.
..

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

None

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)



Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits

    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    ------                     ----------------------

     31-1        Section 302 - Certification of Chief Executive Officer

     31-2        Section 302 - Certification of Chief Financial Officer

     32-1        Section 906 - Certification of Chief Executive Officer

     32-2        Section 906 - Certification of Chief Financial Officer

     99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K:

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)



By:      /s/ Nathan E. Bailey                         Date: August 12, 2003
         ---------------------------------                  ---------------
         Nathan E. Bailey
         Vice President and Controller
         (Principal Accounting Officer)