Form 10-Q
period 2003-09-30
UNITED MEDICORP INC
filed 2003-11-13
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of November 3, 2003, there were outstanding 29,213,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.   Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2003
                and December 31, 2002......................................    1

           Condensed Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 2003 and 2002..........    2

           Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2003 and 2002..................    3

           Notes to the Condensed Consolidated Financial Statements........    4

ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............    6

ITEM 3.    Quantitative and Qualitative Disclosures
                About Market Risk..........................................   15

ITEM 4.    Controls and Procedures.........................................   16




                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   16
ITEM 2.    Changes in Securities...........................................   16
ITEM 3.    Defaults Upon Senior Securities.................................   16
ITEM 4.    Submission of Matters to a Vote of Security Holders.............   16
ITEM 5.    Other Information...............................................   17
ITEM 6.    Exhibits and Reports on Form 8-K................................   17

Signatures ................................................................   17


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                      September 30,   December 31,
                                                                          2003            2002
                                                                      ------------    ------------
                                ASSETS

Current assets:
      Cash and cash equivalents ...................................   $     35,122    $     51,760
      Restricted cash .............................................         72,494          32,080
      Accounts receivable, net of allowance for doubtful accounts
         Of $417 and $504 respectively ............................        356,733         198,235
      Factor reserve ..............................................        349,643         215,817
      Prepaid expenses and other current assets ...................         31,315           7,911
                                                                      ------------    ------------
Total current assets ..............................................        845,307         505,803
Other non-current assets ..........................................          2,969           2,969
Property and equipment, net of accumulated depreciation of $797,681
      and $750,243 respectively ...................................        365,235         309,080
Developed and purchased software net of accumulated amortization of
      $198,745 and $187,040 respectively ..........................         81,829          36,972
Assets under capital leases, net of accumulated amortization of
      $221,384 and $209,805, respectively .........................        215,546          39,171
                                                                      ------------    ------------
Total assets ......................................................      1,510,886         893,995
                                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................         40,031           6,017
      Current portion of notes payable ............................         44,447          16,982
      Trade accounts payable ......................................         88,784          44,441
      Payable to clients ..........................................         66,946          32,051
      Accrued professional fees ...................................         21,893          23,984
      Accrued payroll and benefits ................................        207,223         172,925
      Accrued expenses - Allied Health Options ....................         43,479          44,024
      Accrued expenses other ......................................         19,658          19,673
                                                                      ------------    ------------
Total current liabilities .........................................        532,461         360,097
Long term capital lease obligations ...............................        157,255          31,157
Long term notes payable, excluding current portion ................        177,795          96,370
Deferred revenue - Pampa Economic Development Corporation .........        144,000         144,000
                                                                      ------------    ------------
Total liabilities .................................................      1,011,511         631,624
                                                                      ------------    ------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................             --              --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,519,097 and 29,515,764 shares issued, respectively ....        295,191         295,157
      Less treasury stock at cost, 305,547shares ..................       (221,881)       (221,881)
      Additional paid-in capital ..................................     18,778,271      18,778,254
      Retained deficit ............................................    (18,352,206)    (18,589,159)
                                                                      ------------    ------------
Total stockholders' equity ........................................        499,375         262,371
                                                                      ------------    ------------
Total liabilities and stockholders' equity ........................   $  1,510,886    $    893,995
                                                                      ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                 ---------------------------    ---------------------------
                                                     2003           2002            2003           2002
                                                 ------------   ------------    ------------   ------------
Revenues:
      Billing, collection, and coding services   $  1,003,387   $    870,751    $  2,726,404   $  2,471,169
      Other revenues .........................         43,650         53,692          74,275         90,733
                                                 ------------   ------------    ------------   ------------
         Total revenues ......................      1,047,037        924,443       2,800,679      2,561,902

Expenses:
      Wages and benefits .....................        679,644        599,596       1,877,827      1,681,550
      Selling, general and administrative ....        187,724        172,250         513,524        494,633
      Depreciation and amortization ..........         29,506         16,476          71,132         61,828
      Office, vehicle and equipment rental ...          4,087          5,814          14,417         15,891
      Professional fees ......................         27,906         15,654          73,270         42,962
      Interest, net ..........................          5,576          7,252          13,556         15,314
      Loss on disposal of assets .............             --             --              --          1,716
      Provision for doubtful accounts ........             --         (1,980)             --            343
                                                 ------------   ------------    ------------   ------------
      Total expenses .........................        934,443        815,062       2,563,726      2,314,237
                                                 ------------   ------------    ------------   ------------
Net income ...................................   $    112,594   $    109,381    $    236,953   $    247,665
                                                 ============   ============    ============   ============

Basic earnings per common share:

      Net income .............................   $     0.0039   $     0.0037    $     0.0081   $     0.0085
                                                 ============   ============    ============   ============

Weighted average shares outstanding ..........     29,213,550     29,210,217      29,211,884     29,210,217

Diluted earnings per common share:

      Net income .............................   $     0.0036   $     0.0035    $     0.0076   $     0.0080
                                                 ============   ============    ============   ============

Weighted average shares outstanding ..........     31,203,752     30,998,983      31,307,531     31,038,673







The accompanying notes are an integral part of these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2003          2002
                                                                       ---------    ---------
Cash flows from operating activities:
      Net income ...................................................   $ 236,953    $ 247,665
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ..........       9,193       18,294
              Depreciation of fixed assets .........................      61,939       43,535
              Provision for doubtful accounts ......................         (88)       1,803
              Loss on sale of auto .................................          --        1,716
      Changes in assets and liabilities:
              Restricted cash ......................................     (40,414)     (89,009)
              Accounts receivable, gross ...........................    (158,410)      (1,807)
              Factor reserve .......................................    (133,826)    (137,538)
              Prepaid expenses and other assets ....................     (23,405)     (10,777)
              Accounts payable .....................................      44,343      (10,260)
              Payable to clients ...................................      34,895       89,127
              Accrued liabilities ..................................      31,647       12,845
                                                                       ---------    ---------
Net cash provided by operating activities ..........................      62,827      165,594
                                                                       ---------    ---------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements    (120,464)     (90,180)
      Capitalized software development .............................     (41,735)          --
      Proceeds from sale of auto and equipment .....................       1,500        5,800
                                                                       ---------    ---------
Net cash used in investing activities ..............................    (160,699)     (84,380)
                                                                       ---------    ---------

Cash flows from financing activities:
      Repayment of capital lease obligations .......................     (27,705)     (31,590)
      Repayment of notes payable ...................................     (28,836)     (33,102)
      Proceeds from exercise or stock options ......................          50           --
      Proceeds from unsecured loan .................................     100,000           --
      Proceeds from auto loan ......................................      37,725       20,479
                                                                       ---------    ---------
Net cash provided by  (used in) financing activities ...............      81,234      (44,213)
                                                                       ---------    ---------
Increase (decrease) in cash and cash equivalents ...................     (16,638)      37,001
Cash and cash equivalents at beginning of period ...................      51,760        3,571
                                                                       ---------    ---------
Cash and cash equivalents at end of period .........................   $  35,122    $  40,572
                                                                       =========    =========

Supplemental disclosures:
Cash paid for interest .............................................   $   5,576    $  15,314
Non cash investing and financing activities:
Additions to Capital Lease Obligations .............................   $ 187,817    $      --




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

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20% which is available to be drawn by UMC as cash upon demand (available reserve). The balances of the required and available reserves included in the Factor Reserve as of September 30, 2003 and December 31, 2002 were as follows:

                                                  September 30,     December 31,
                                                       2003             2002
                                                  -------------    -------------

Required Reserve ..............................   $      15,838    $      69,010
Available Reserve .............................         333,805          146,807
                                                  -------------    -------------
Factor Reserve at end of period................   $     349,643    $     215,817
                                                  =============    =============


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements

              SFAS NO. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-
                      TRANSITION AND DISCLOSURE - PRO FORMA

      Pro forma net income and earnings per share presented below reflect the results of the Company for the first nine months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                               Nine Months Ended September 30
                                                              -------------------------------
                                                                   2003              2002
                                                              -------------     -------------
      Pro forma impact of fair value method (FAS 148)
      Net income ..........................................   $     236,953     $     247,665
      SFAS No. 148 employee compensation cost .............          (5,695)           (5,314)
                                                              -------------     -------------
      Pro forma net income ................................         231,258           242,351

      Earnings  per common share
      Basic as reported ...................................   $       .0081     $       .0085
      Diluted as reported .................................           .0076             .0080
      Basic - pro forma ...................................           .0079             .0083
      Diluted - pro forma .................................   $       .0074     $       .0078

      Weighted average Black-Scholes fair value assumptions

      Risk free interest rate .............................            2.5%              2.5%
      Expected life .......................................        10 years          10 years
      Expected volatility .................................            228%              220%
      Expected dividend yield .............................              --                --


                                LEGAL PROCEEDINGS

      On March 28, 2003 management was contacted by representatives of UMC's health insurance provider, HealthMarket, and American Travelers Assurance Company ("ATAC") and informed that ATAC was conducting an investigation into UMC's application for coverage with ATAC in April of 2002. The representatives of ATAC alleged that UMC had made a material misrepresentation regarding one of the Company's employees during the application process. The representatives of ATAC then said that they would continue their investigation and would contact UMC management the following week to discuss the matter further. The following day, ATAC suspended health insurance coverage for UMC's employees, which management, based on advice from UMC's legal counsel, believed to be a breach of UMC's contract with ATAC. In response, UMC filed a lawsuit against ATAC and HealthMarket in state court seeking a declaration that the insurance policy was still in effect. In connection with the lawsuit, UMC posted a bond of $20,000 and was granted a temporary restraining order preventing cancellation of the insurance policy. ATAC removed the case to federal court, and UMC filed, and was granted a motion to remand the case back to state court.

      On November 3, 2003, the district court in Gray County, Texas approved a settlement between UMC and ATAC, HealthMarket, whereby all parties agreed to absorb their own costs related to the case, and the case was dismissed with prejudice against refiling by any party. This settlement was based upon ATAC's

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

fulfillment of its contractual obligation to UMC by paying all claims incurred by UMC employees through April 30, 2003. The total cost to UMC as a result of this dispute, was approximately $28,000, which includes additional premium for healthcare insurance paid to Blue Cross Blue Shield of Texas in the amount of $12,000 for one half of the month of April 2003, and attorney fees of approximately $16,000. Although UMC management and its legal counsel believe that UMC had a very strong case, with good probability of success should the case have been tried, UMC management and the Board of Directors decided to settle, to avoid the uncertainty of being awarded sufficient damages to recover the cost of such litigation plus the damages already incurred, and to avoid the significant investment of management time and focus that would have been required to pursue such litigation to conclusion.

                                SUBSEQUENT EVENTS

      On October 22, the Company learned that its key contact at its largest customer had resigned to accept a position running the central business office for another healthcare system. Although UMC has an excellent working relationship with other members of the management team at this customer, it is not known at this time who will replace UMC's key contact. That person may choose to continue the existing relationship with UMC, re-bid UMC's existing contracts, or bring in another collection services vendor with whom he or she has a prior working relationship. A significant reduction in placement volume from this customer could have a material adverse financial impact on UMC. As of November 3, 2003 UMC has not been advised of any change in its contractual relationship with this customer.


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

                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                             2003                              2002                                   2001                    2000
                  --------------------------   ------------------------------------   ------------------------------------   -------
                            Quarter                           Quarter                                Quarter                 Quarter
                  --------------------------   ------------------------------------   ------------------------------------   -------
                   Third    Second     First   Fourth     Third    Second     First   Fourth     Third    Second     First   Fourth
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   -------
      UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing       42,001    31,282    30,549   32,602    43,522    37,952    34,012   21,818    11,905    13,161    18,473   12,637
    Backlog           --        --        --       --        --        --        --       --        --        --        --    3,252
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total        42,001    31,282    30,549   32,602    43,522    37,952    34,012   21,818    11,905    13,161    18,473   15,889

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing       36,662    24,272    23,033   26,717    30,772    22,085    23,336   14,221     8,864     8,382     9,365   10,571
    Backlog           --        --        --       --        --        --        --       --        --        --        --    1,777
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total        36,662    24,272    23,033   26,717    30,772    22,085    23,336   14,221     8,864     8,382     9,365   12,348

 Collections $
    (000's)
    Ongoing        6,923     6,098     5,010    6,126     6,091     4,837     4,710    4,470     4,147     4,307     3,736    3,730
    Backlog           --        --        --       --        --        --         6       11        80       387       910    1,636
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total         6,923     6,098     5,010    6,126      6091     4,837     4,716    4,481     4,227     4,694     4,646    5,366

 Fees Earned $
    (000's)
    Ongoing          500       448       460      460       471       408       416      301       298       290       257      132
    Backlog           --        --        --       --        --        --         1        2        13        35        87      123
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total           500       448       460      460       471       408       417      303       311       325       344      255

 Average Fee %
    Ongoing         7.2%      7.3%      8.6%     7.5%      7.7%      8.4%      8.8%     6.7%      7.2%      6.7%      6.8%     3.5%
    Backlog           --        --        --       --        --       --%     16.6%    18.2%     16.3%      9.0%      9.5%     7.5%



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

           ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUME

                             2003                              2002                                   2001                    2000
                  --------------------------   ------------------------------------   ------------------------------------   -------
                            Quarter                           Quarter                                Quarter                 Quarter
                  --------------------------   ------------------------------------   ------------------------------------   -------
                   Third    Second     First   Fourth     Third    Second     First   Fourth     Third    Second     First   Fourth
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   -------

      UMY
    Number of
Accounts Accepted
 for Collection:
    Early out     34,601    24,330    11,266   13,859    17,818    17,467    26,963   27,413    28,537    42,351    27,132   38,126
    Bad debt      27,390    15,448    15,322   26,281    16,430    14,598    19,856   25,811       932       587     1,413      920
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total        61,991    39,778    26,588   40,140    34,248    32,065    46,819   53,224    29,469    42,938    28,545   39,046

 Gross $ Amount
  of  Accounts
  Accepted for
   Collection
     (000's)
    Early out     30,561    17,897    10,815   12,021    13,424    14,120    22,647   20,724    20,972    30,834    19,487   24,963
    Bad debt      16,993    12,379    12,547   15,934     9,714    10,358    12,880   17,035       762       576     1,143      804
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total        47,554    30,276    23,362   27,955    23,138    24,478    35,527   37,759    21,734    31,410    20,630   25,767

  Collections $
     (000's)
    Early out      1,862     1,105       949    1,220     1,563     2,007     2,449    2,433     3,810     3,904     3,276    2,618
    Bad debt       1,283     1,074     1,155      909       939       892       740      422        57        64        53       57
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total         3,145     2,179     2,104    2,129     2,502     2,899     3,189    2,855     3,867     3,968     3,329    2,675

  Fees Earned $
     (000's)
    Early out        182       132       113      131       157       186       232      215       356       370       314      261
    Bad debt         279       226       252      203       208       188       162       94         9        10         8       15
                  ------    ------    ------   ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total           461       358       365      334       365       374       394      309       365       380       322      276

  Average Fee %
    Early out       9.7%     11.9%     11.9%    10.7%     10.0%      9.4%      9.4%     8.8%      9.3%      9.5%      9.6%    10.0%
    Bad debt       21.7%     21.0%     22.1%    22.3%     22.1%     21.5%     21.9%    22.2%     15.8%     15.6%     15.1%    26.3%


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


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,          September 30,
                                                              ------------------     ------------------
                                                                2003      2002         2003      2002
                                                              --------  --------     --------  --------
     Revenue                                                     100%      100%         100%      100%
                                                              --------  --------     --------  --------

     Wages and benefits...................................        65        65           67        65
     Selling, general and administrative..................        18        18           18        19
     Depreciation and amortization........................         3         2            2         2
     Office, vehicle and equipment rental.................         -         1            1         1
     Professional fees....................................         3         2            3         2
     Interest, net, and other (income) expense............         -         1            1         1
     Provision for doubtful accounts......................         -        (1)           -         -
                                                              --------  --------     --------  --------
     Total expenses.......................................        89        88           92        90
                                                              --------  --------     --------  --------
     Net income...........................................        11%       12%           8%       10%
                                                              ========  ========     ========  ========


Comparison of the Quarter Ended September 30, 2003 to the Quarter Ended September 30, 2002

       Revenues increased $123,000, or 13% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $500,000 in the current quarter increased by $29,000 compared to the same quarter in 2002 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to revenues from two new contracts. The Company received $34,000 from the ongoing accounts receivable management portion of a contract signed in April 2002, but from which the Company did not begin receiving placements until the second quarter of 2003. The Company also received $52,000 in revenue from an account receivable management services contract signed June 24, 2003. This increase in revenue from new contracts, was partially offset by revenue received during the third quarter of 2002 from two contracts that were no longer active during the third quarter of 2003. Combined revenue from these contracts for the third quarter of 2002 was $37,000. The company also saw decreased revenue from both the primary and secondary portions of an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from combined primary and secondary claims processed under this contract were $283,000 during the third quarter of 2003, compared to revenues of $332,000 during the third quarter of 2002. These decreases in revenue were partially offset by increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenue of $132,000 during the third quarter of 2003, compared to revenue of $103,000 during the third quarter of 2002.

o Collection Agency Services revenue of $461,000 in the current quarter increased by $97,000 as compared to the same quarter of 2002, due primarily to increased revenues from both the early stage and bad debt portions of a contract signed March 22, 2000. Total revenues from this contract were $363,000 during the third quarter of 2003, compared to total revenues of $274,000 during the third quarter of 2002. The Company also saw revenues from three new early stage self-pay collection contracts. One contract was signed in April 2002, the second in April 2003. The Company received revenues of $36,000 and $23,000 respectively from these contracts during

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)

     the third quarter of 2003. The Company did not receive significant revenues from either of these contracts prior to the current quarter. The Company also received $5,000 from a contract signed in August 2003. These increases in revenue were partially offset by decreased revenue from three contracts that were cancelled prior to the current quarter, but from which the Company is continuing to receive some revenue during the wind down stages of two of the contracts. These three contracts provided combined revenues of $5,000 during the third quarter of 2003, compared to revenues of $61,000 provided during the third quarter of 2002.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing coding and related services to various hospitals. Total revenues from coding services were $42,000 and $35,000 during the third quarter of 2003 and 2002 respectively. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.

                   ONLINE CODING SERVICES - PROCESSING VOLUME

                                                2003                  2002
                                     ------------------------   ---------------
                                              Quarter               Quarter
                                     ------------------------   ---------------
                                      Third   Second    First   Fourth    Third
                                     ------   ------   ------   ------   ------
       Number of Claims accepted
       for Coding:
         Inpatient                     177      213     161      140         9
         Outpatient                    754      761     553      201       - -
                                     ------   ------   ------   ------   ------
          Total                        931      974     714      341         9


o Other revenue decreased by $10,000 compared to the same quarter of 2002 due to $2,000 of interest income that was recognized during the second quarter of 2002, and $8,000 in billings to customers for reimbursement of expenses incurred by UMC on behalf of the customers, for which UMC was entitled to reimbursement by contract. In 2003 UMC changed its accounting policy such that customer payments of reimbursable expenses are credited against the appropriate expense account rather than reporting it as other revenue. No interest or customer reimbursements were recognized as other revenue during the third quarter of 2003.

      Wages and benefits expense increased $80,000 or 13% as a result of multiple factors. Wage and salary expense increased by $36,000 during the third quarter of 2003 as compared to the third quarter of 2002 primarily as a result of increased head count. At September 30, 2003, the Company had 99 full time and 14 part time employees, compared to 88 full time and 7 part time employees at September 30, 2002. Head count was increased primarily as a result of a significant increase in business placements during the second and third quarters of 2003 in the collection operations division, and a ramp up in employees in both the collection operations and claims operations divisions to accommodate two new contracts that were in the implementation stage in August and September of 2003. Payroll tax expense increased by $6,000 during the third quarter of 2003 as compared to the same quarter 2002, as a result of the increase in headcount, and a higher state unemployment tax rate during the current year. Employee benefit costs also increased by $6,000 in the current year quarter primarily due to higher premium costs for the Company's group health insurance plan. Bonus expense during the third quarter of 2003 increased by $32,000 as compared to the same quarter of 2002 as a result of higher bonuses being earned by operations personnel during the quarter, and the Company changing its approach for accruing annual bonuses. During 2003, accruals for annual bonuses are being made quarterly on a pro-rata basis.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Selling, general and administrative expense increased $15,000 or 9% due to several factors. Postage, office supplies and telephone expense increased ($19,000), ($3,000) and ($3,000) respectively due to an increased number of collection letters being mailed, and an increase in the number of phone calls placed and received a result of an increase in self pay collection accounts placed during the third quarter of 2003 as compared to the third quarter of 2002. During the third quarter of 2003 the Company mailed 50,000 collection letters as compared to 30,000 mailed during the third quarter of 2002. The Company also saw an increase in recruiting expense of $3,000 as a result of the recruitment and hiring of a Director of Claims Operations during the third quarter of 2003. Costs for software maintenance ($3,000) and repairs and maintenance ($2,000) also increased due to ongoing software enhancement projects, and the maintenance requirements of four additional company automobiles during the third quarter of 2003 as compared to the third quarter of 2002. Other various expenses increased by $2,000 during the third quarter of 2003. These expense increases were partially offset by decreased costs for printing ($5,000) as a result of the Company processing collection letters in house verses outsourcing in the prior year; employee training expense ($11,000) due to a large amount of training expense incurred during the start up of an accounts receivable management services contract in the third quarter of 2002, and employee training courses that were ordered and expensed during the second quarter of 2003 and subsequently cancelled and reimbursed during the third quarter of 2003; and factoring fees ($4,000) due to a decrease in the need to factor Company invoices as a result of improved cash flow.

      Depreciation and amortization expense increased $13,000 or 79% due to $348,000 in fixed asset additions subsequent to the third quarter of 2002.

      Office, vehicle and equipment rental expense decreased $1,700 or 30% primarily due to the completion of the lease term on a 2000 Toyota Avalon in April of 2003.

      Professional fees increased $12,000 or 78% primarily as a result of legal fees paid in connection with a dispute with UMC's health insurance provider (a description of this matter is included under Part 11 Item 1. Legal Proceedings) and fees associated with tax research on the Company's tax net operating loss carryforwards.

      Interest  expense   decreased  $1,600  due  primarily  to  the  previously
mentioned decrease in invoice factoring.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

       Revenues increased $239,000 or 9% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,408,000 in the current nine-month period increased by $129,000 compared to the same period in 2002 as a result of the following: Revenues received from the secondary portion of an ongoing accounts receivable management services contract that was signed March 22, 2000 increased from $588,000 during the first nine months of 2002, to $678,000 during the current nine-month period. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $217,000 and $337,000 during the second quarter of 2003 and 2002 respectively. The Company also received increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $399,000 and $286,000 during the first nine months of 2003 and 2002 respectively. Revenue from new contracts totaled $86,000 during the first nine months of 2003. This revenue was partially offset by revenue of $40,000 received during the first nine months of 2002 from contracts that were no longer active in 2003.

o Collection Agency Services revenue of $1,184,000 in the current nine month period increased by $68,000 compared to the same period of 2002, due primarily to the following. The Company saw an increase in revenue from the bad debt portion of a collection agency services contract executed September 25, 2000. The bad debt portion of this contract provided revenues of $693,000 and $511,000 during the first nine months of 2003 and 2002 respectively. The Company also received increased revenues from the early

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


     stage collection portion of this contract, which provided revenues of $280,000 and 255,000 during the first nine months of 2003 and 2002 respectively. The Company recorded a significant decrease in revenue from an early stage self-pay collections agreement that was signed March 13, 2000 and was terminated June 30, 2002. Under the terms of the contract, The Company will continue to monitor and collect fees on accounts for which the company had set up payment arrangements prior to the contracts termination. This contract provided revenue of $22,000 and $226,000 during the first nine months of 2003 and 2002 respectively. Revenue from new contracts totaled $73,000 during the first nine months of 2003, and was partially offset by revenue of $24,000 received during the first nine months of 2002 from a contract that was no longer active during 2003. Revenue from all other collection agency service contracts increased by $16,000 during the first nine months of 2003 as compared to the prior year period.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $134,000 and $75,000 during the first nine months of 2003 and 2002 respectively.

o Other revenue of $74,000 during the current nine-month period decreased by $16,000 compared to the same nine-month period of 2002 as a result of $8,000 in interest income, and $8,000 in billings to customers for reimbursement of expenses incurred by UMC on behalf of the customers, for which UMC was entitled to reimbursement by contract, that was recognized during the first nine months of 2002. In 2003 UMC changed its accounting policy such that customer payments of reimbursable expenses are credited against the appropriate expense account rather than reporting it as other revenue. No interest or customer reimbursements were recognized as other revenue during the first nine months of 2003.

      Wages and benefits expense increased $196,000 or 12% due to several factors. Salary and wage expense increased by $95,000 as a result of the addition of two corporate officers during March and April of 2002, the addition of three part time coders in the Coding Services Division subsequent to the third quarter of 2002, and an overall increase in full time and part time headcount. Salary expense for the two corporate officer positions was $143,000 and $109,000 for the first nine months of 2003 and 2002 respectively. The additional cost of three part time coders for the first nine months of 2003 was $22,000. Other salary and wage expense increased by $39,000 primarily as a result of an increase in average full time employee headcount from 84 during the first nine months of 2002 to 90 during the first nine months of 2003. Average part time employee headcount also increased from 8 to 10 for the first nine months of 2002 and 2003 respectively. Payroll tax expense increased by $28,000 primarily as a result of an increase in the Company's state unemployment tax rate, and the previously mentioned increase in employee head count. Employee benefits expense also increased by $36,000 during the current nine month period, primarily as a result of higher premium cost for the Company's group health insurance plan, and a higher number of employees who were eligible for coverage. The Company paid an average of $267 per eligible employee for health insurance during the first nine months of 2003 compared to an average of $237 per eligible employee during the first nine months of 2002. The average number of employees covered by the Company's group health insurance was 70 and 59 for the first nine months of 2003 and 2002 respectively.

      Selling, general and administrative expense increased $19,000 or 4 % during the first nine months of 2003, as compared to the first nine months of 2002. Increases in postage (14,000), travel (13,000), software maintenance (16,000), sales commissions (5,000), office supplies (8,000), convention (6,000), and various other (5,000) expenses, were partially offset by decreases in printing (24,000), advertising and marketing (5,000), employee training (11,000), factor fees (4,000), and repairs and maintenance (4,000) expenses.

      Depreciation and amortization expense increased $9,000 or 15% due to $348,000 in fixed asset additions subsequent to the third quarter of 2002, which were partially offset by assets becoming fully depreciated.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Office, vehicle and equipment rental expense decreased $1,400 or 9% during the first nine months of 2003, as compared to the first nine months of 2002 primarily due to the completion of the lease term on a 2000 Toyota Avalon in April of 2003.

      Professional fees increased $30,000 or 70% during the first nine months of 2003, as compared to the first nine months of 2002, primarily as a result of legal fees. The Company incurred legal fees of $25,000 during the first nine months of 2003, $16,000 of which were associated with litigation with UMC's former health insurance provider (a description of this matter is included under Part 11 Item 1. Legal Proceedings.) The Company incurred legal fees of $1,400 during the first nine months of 2002. The Company's professional fees expense also increased during the current year nine month period as a result of higher fees related to the review of the Company's quarterly SEC filings, and fees for tax research regarding the Company's federal income tax net operating loss carryforwards.

      Interest, net decreased $1,800 or 11% during the first nine months of 2003, as compared to the first nine months of 2002, primarily as a result of a decrease in the amount of the Company's accounts receivable invoices that were factored.

      Provision for doubtful accounts expense decreased $343 or 100% primarily due to a small amount of receivables being reserved during the first nine months of 2002, and no additional balances being reserved during the first nine months of 2003.


Liquidity and Capital Resources

    At September 30, 2003, the Company's liquid assets consisting of cash and available factoring reserve totaled $369,000 compared to $199,000 at December 31, 2002. Working capital was $313,000 at September 30, 2003 compared to $146,000 at December 31, 2002.

      Operating activities during the current nine-month period provided cash of $63,000, compared to cash of $166,000 provided by operating activities during the same period of 2002. Management's decision during the third quarter of 2003 to stop factoring invoices was the primary reason for the decrease in cash flow.

      Cash of $161,000 was expended on investing activities during the current nine-month period. $62,000 was expended for the purchase of five automobiles, three of which are assigned to sales personnel, one was assigned to the Company's CEO to replace a leased automobile that was turned back to the leasing company at the end of the lease term in April of 2003, and one which is assigned to the Director of Collection Operations. Company automobiles are assigned to UMC employees who travel extensively on Company business as a cost-efficient alternative to fares for commercial airlines and costs for rental cars. $58,500 was expended for the purchase of equipment, software and building improvements, and $42,000 was expended for new software development. The Company also received proceeds from the sale of a computer and other office equipment in the amount of $1,500 during this period. The Company expended $84,000 on investing activities during the same nine-month period of 2002 for the purchase of equipment, software and building improvements.

      Financing activities during the current nine-month period provided cash of $81,000 and consisted of $100,000 in proceeds from an unsecured loan, $38,000 in loan proceeds for the purchase of four used automobiles and $50 in proceeds from the exercise of employee stock options, offset by principal payments totaling $29,000 for notes payable, and $28,000 on capital lease obligations. Financing activities during the same nine-month period of 2002 used cash of $44,000 and consisted of 20,000 in loan proceeds for the purchase of a company automobile, offset by principal payments totaling $33,000 for notes payable, and principal payments on capital lease obligations totaling $31,000.

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

                           CHANGE IN CUSTOMER CONTACT

           On October 22, the Company learned that its key contact at its largest customer had resigned to accept a position running the central business office for another healthcare system. Although UMC has an excellent working relationship with other members of the management team at this customer, it is not known at this time who will replace our key contact. That person may choose to continue the existing relationship with UMC, re-bid our existing contracts, or bring in another collection services vendor with whom he or she has a prior working relationship. A significant reduction in placement volume from this customer could have a material adverse financial impact on UMC. As of November 3, 2003 we have not been advised of any change in our contractual relationship with this customer.


                               MANAGEMENT CHANGES

      On June 11, 2003, Margaret Wright was promoted to Director of Collection Operations. Ms. Wright has been with UMC since 1997, and has served in several different capacities, including Manager of Collection Operations, and most recently, Data Integrity Analyst for Collection Operations. Ms. Wright was previously employed in systems and administration for NCO and TRW. Ms. Wright has over 24 years of experience in the collection industry.

      On September 11, 2003, Steve LeWinter joined UMC as Director of Claims Operations. Mr. LeWinter was previously employed by Renal Research Institute of New York as Associate Director of Patient Accounts. Mr. LeWinter has been in the health care industry for over twenty-eight years, and has served in various patient accounting capacities with numerous hospitals and physician groups in the New York metropolitan area. Mr. LeWinter has extensive experience in both hospital and physician claims billing.

      These two director positions represent an addition of management resources to UMC's operating divisions. Previously, the Company had operated with a single director who had responsibility for both collection and claims operations. This "Director of Operations" position had been assumed by the Company's CEO and Chairman, Pete Seaman, upon the death of UMC's previous Director of Operations, Dennis Bazhaw, in June of 2002.
..

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                          CRITICAL ACCOUNTING POLICIES

       Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements included in our 2002 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue and fees for medical record storage services are recognized when the services are performed.

       Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At September 30, 2003 there were no factored invoices that had aged more than 90 days.

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first nine months of 2003, the Company capitalized $41,735 in costs incurred for new internal software development that was in the application development stage.

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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


Item 4 - Controls and Procedures.

       In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of November 3, 2003, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since November 3, 2003.
..
                           PART 11. Other Information

Item 1.  Legal Proceedings

       On March 28, 2003 management was contacted by representatives of UMC's health insurance provider, HealthMarket, and American Travelers Assurance Company ("ATAC") and informed that ATAC was conducting an investigation into UMC's application for coverage with ATAC in April of 2002. The representatives of ATAC alleged that UMC had made a material misrepresentation regarding one of the Company's employees during the application process. The representatives of ATAC then said that they would continue their investigation and would contact UMC management the following week to discuss the matter further. The following day, ATAC suspended health insurance coverage for UMC's employees, which management, based on advice from UMC's legal counsel, believed to be a breach of UMC's contract with ATAC. In response, UMC filed a lawsuit against ATAC and HealthMarket in state court seeking a declaration that the insurance policy was still in effect. In connection with the lawsuit, UMC posted a bond of $20,000 and was granted a temporary restraining order preventing cancellation of the insurance policy. ATAC removed the case to federal court, and UMC filed, and was granted a motion to remand the case back to state court.

       On November 3, 2003, the district court in Gray County, Texas approved a settlement between UMC and ATAC, HealthMarket, whereby all parties agreed to absorb their own costs related to the case, and the case was dismissed with prejudice against refiling by any party. This settlement was based upon ATAC's fulfillment of its contractual obligation to UMC by paying all claims incurred by UMC employees through April 30, 2003. The total cost to UMC as a result of this dispute, was approximately $28,000, which includes additional premium for healthcare insurance paid to Blue Cross Blue Shield of Texas in the amount of $12,000 for one half of the month of April 2003, and attorney fees of approximately $16,000. Although UMC management and its legal counsel believe that UMC had a very strong case, with good probability of success should the case have been tried, UMC management and the Board of Directors decided to settle, to avoid the uncertainty of being awarded sufficient damages to recover the cost of such litigation plus the damages already incurred, and to avoid the significant investment of management time and focus that would have been required to pursue such litigation to conclusion.

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

    31-2      Section 302 - Certification of Chief Financial Officer

    32-1      Section 906 - Certification of Chief Executive Officer

    32-2      Section 906 - Certification of Chief Financial Officer

    99.1      Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

        Item Reported:     Announcement of Second Quarter Earnings
        Date of report:    August 26, 2003
        Financial statements filed: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)


By:      /s/ Nathan E. Bailey                     Date: November 12, 2003
         ---------------------------------             ------------------
         Nathan E. Bailey
         Vice President and Controller
         (Principal Accounting Officer)