Form 10-K
period 2003-12-31
UNITED MEDICORP INC
filed 2004-03-29
CIK 831460

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

      As of March 18, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was $714,490 based on the last sales price of $0.04 per share of such stock on March 18, 2004. As of March 18, 2004 there were 29,213,550 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 2003
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  Business..........................................................    3
ITEM 2.  Properties........................................................    9
ITEM 3.  Legal Proceedings.................................................   10
ITEM 4.  Submission of Matters to a Vote of Securities Holders.............   10

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   11
ITEM 6.  Selected Consolidated Financial Data..............................   12
ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   13
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........   29
ITEM 8.  Financial Statements and Supplementary Data.......................   30
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................   30

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................   30
ITEM 11. Executive Compensation............................................   32
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management..   35
ITEM 13. Certain Relationships and Related Transactions....................   36
ITEM 14. Controls and Procedures...........................................   36

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   37
Signatures.................................................................   41

________________________________________________________________________________

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

      The Company provides medical insurance claims coding and processing, electronic medical records storage and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding and processing, billing and collection, and medical records storage services to its customers, which are primarily hospitals,
medical  clinics,  and  physician   practices.   The  Company's  medical  claims
processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

      The Company also has in the past provided interim staffing services under the name style "UMClaimPros." This service line was introduced by the Company in December 1994. UMClaimPros were experienced claims processors available for customers' interim staffing needs. This service line was discontinued in late 2000 concurrent with the relocation of the Company's operations functions to Pampa, Texas.

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

      In  1996,   Congress   enacted  the  Health   Insurance   Portability  and
Accountability Act of 1996 ("HIPAA"), which includes significant new requirements governing the confidentiality of patient health information, an expansion of provisions relating to fraud and abuse, creates additional criminal offenses relating to healthcare benefit programs, provides for forfeitures and asset-freezing orders in connection with certain offenses and contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions.

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

      The Company is also required to comply with the regulations of HIPAA. HIPAA establishes national standards that all health care organizations and insurers must use when they exchange health information electronically. HIPAA also includes two sets of regulations to safeguard the privacy and confidentiality of patients and members health information. 1) Security regulations - deal with protection of electronic health information from unauthorized access. 2) Privacy regulations - cover protected health information that is verbal, written, or electronic.

      As a participant in the healthcare industry, the Company's operations are also subject to extensive and increasing regulation by a number of governmental entities at the federal and state levels. The Company is also subject to laws and regulations relating to business corporations in general. Management believes its operations are in compliance with applicable laws.

                       CUSTOMER SERVICES AND FEE STRUCTURE

      Ongoing Accounts Receivable Management Services: Under the Company's Ongoing service, the Company edits, corrects, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a weekly, semi-monthly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 49%, 52% and 41% of total revenue in 2003, 2002 and 2001, respectively.

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

      Claims Coding Services: In April of 2002, The Company began offering claims coding services to its customers. These services include performing coding reviews to assure compliance and reimbursement optimization, as well as complete on-site and off-site UB92 and HCFA claims coding. To support the off-site claims coding service, the Company developed proprietary software which allows medical records to be scanned at a customer hospital's location, encrypted, and transmitted to UMC's secure website. Medical records are then queued to one of UMC's coders, who completes coding within two business days and transmits a coding summary back to the hospital. The hospital then enters these codes into its coding system, and bills the claim. Claims coding services revenue accounted for approximately 5% and 3% of total revenue in 2003 and 2002 respectively.

      Patient Billing Services: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance, age and collectibility of the accounts being worked.

      Collection Agency Services:  These services involve  collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 43%, 44% and 49% of total revenue in 2003, 2002 and 2001, respectively.

      Electronic Medical Records Storage: In September of 2003 the Company completed the beta testing phase of the implementation of its web based electronic medical records storage software, and began offering this service to its customers. This service provides customers with the ability to store medical records electronically on the Company's data storage vault which is simultaneously backed up at a remote location on a duplicate system, and is also backed up to tape media on a nightly, weekly, monthly, and annual basis. This system provides customers with a solution for HIPAA compliance in regards to medical records access, by limiting access to individuals authorized by the customers designated gatekeeper, and further limiting each user's access to specified records. Each access to the system is electronically logged as to the person accessing the record, the time and date, and the purpose for with the record was accessed. This solution also eliminates the physical space requirements for storing medical records in a hard copy format.

      Fee Structure: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency-based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 3.5 to 20 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, age, and type of claim collected. Backlog Accounts Receivable Management services are usually priced from 8 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, type and age of the claims. Collection ratios generally range from 0 to about 40 percent for Backlog projects and about 27 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 3 to 10 percent of the amounts collected, while Collection Agency services are priced at 3 to 35 percent of amounts collected. Coding service fees are billed on a per chart basis, a per hour basis, or a per day basis, and may also add charges for travel time to and from the customer's location. Fees for Electronic Medical Records Storage Services are billed on a per record or per megabyte of storage space used basis. Management believes that the Company's fee structure for its package of services is competitive.


                          SOFTWARE AND DATA PROCESSING

      The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2003, 2002 and 2001, the Company accepted for processing approximately 344,000, 307,000 and 220,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

      The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted by the Company to the third party payor through a claims clearinghouse used by the Company. The clearinghouse then formats and electronically transmits the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing, customer reporting, claims tracking and collection functions during 2004 and thereafter in order to satisfy unique customer requirements.

      The Company's claims coding division utilizes an internally developed web based software package to receive and distribute medical records for offsite coding. This software allows providers to upload files of scanned medical record images into the Company's Secure Socket Layer ("SSL") Coding Website. These files are then electronically assigned to one of UMC's certified coders. The Company's certified coders access their assigned record files on the website and complete a coding sheet for each record. When the coding is completed, the file, along with the completed coding sheet, is stored on the website, and is available for retrieval only by the provider's authorized users. When the processing of the record is complete, it is automatically archived on the website for a period of one year. The Company plans to continue enhancement of this software to provide for even greater efficiencies and additional functionality in the coding and reporting process.

      UMC's Electronic Medical Record Storage service also utilizes internally developed software to receive, store, and allow access to indexed files of scanned medical record images. The scanned image files are loaded by the customer into the Company's data storage vault through UMC's SSL secured Medical Records Storage Website. These records are indexed by multiple variables, and are quickly accessible by persons authorized by the customer through the secure website. The software also allows the customers "gatekeeper" to limit an authorized user's access to only a specific record, or records. The software requires each access to a medical record to be electronically logged as to the person accessing the record, the time and date of access, and the reason that the record was accessed. An additional enhancement notifies the gatekeeper of each access of a record deemed "sensitive" by the provider. In compliance with HIPAA regulations, providers may generate reports (upon request from a patient) that list each access of such patient's records. The Company plans to continue enhancing this software as needed to provide greater functionality to customers.

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

                                INDUSTRY SEGMENTS

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services, electronic medical records storage services, and other healthcare related ancillary business office services. UMY provides customer service functions, payment monitoring, early out and bad debt account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similar nature of the medical claim and patient account collection services, nature of the information technology and human resource production processes and service delivery methodologies, and the health care industry customer base of both UMC and UMY.

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

                                    EMPLOYEES

      At March 1, 2004, the Company had 98 full time, and 21 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or union organizing attempts.


Item 2.  Properties

On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage included an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 4.75 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total investment in the building and improvements at December 31, 2003 was $193,000. The company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

      UMC also maintains a corporate office in a 1200 square foot leased office space in Garland, Texas. The company signed a 36-month lease on this space with a lease term from October 1, 2003 through September 30, 2006. Lease payments are scheduled for $950 per month during the first year, $1000 per month during the second year, and $1050 per month during the third year of the lease term.
Management believes that its facilities are well located and are in good condition.

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

      No matters were submitted to security holders for a vote during 2003.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 01, 2004, there were approximately 1,040 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     Year ended December 31, 2003                         High         Low
     ----------------------------                      ----------   ----------
         Fourth quarter                                $    0.070   $    0.020
         Third quarter                                      0.065        0.020
         Second quarter                                     0.030        0.020
         First quarter                                      0.070        0.020
                                                       ----------   ----------
         2003 annual average                                0.059        0.020

     Year ended December 31, 2002
     ----------------------------
         Fourth quarter                                $    0.035   $    0.006
         Third quarter                                      0.020        0.006
         Second quarter                                     0.030        0.020
         First quarter                                      0.025        0.012
                                                       ----------   ----------
         2002 annual average                                0.028        0.011

     Year ended December 31, 2001
     ----------------------------
         Fourth quarter                                $    0.050   $    0.015
         Third quarter                                      0.030        0.020
         Second quarter                                     0.030        0.015
         First quarter                                      0.011        0.010
                                                       ----------   ----------
         2001 annual average                                0.030        0.015

      The last reported sales price of the Common Stock as reported on the OTCBB, on March 1, 2004 was $0.071 per share.

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


Item 6.  Selected Consolidated Financial Data

      The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2003. The financial data presented for each of the five fiscal years has been derived from audited financial statements.

                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------
                                          2003            2002           2001           2000            1999
                                      ------------    ------------   ------------   ------------    ------------
Statements of Operations Data
Revenues                              $  3,901,296    $  3,437,984   $  2,785,697   $  2,297,797    $  3,158,341

Wages and benefits                       2,664,862       2,315,105      1,769,134      1,654,666       2,070,936
Selling, general and administrative        725,619         673,329        536,276        520,507         614,688
Depreciation and amortization              109,053          81,438        100,654        115,295         117,568
Professional fees                           90,449          61,844         60,003         42,835          68,788
Other                                       40,962          46,437         53,789        163,426         247,845
                                      ------------    ------------   ------------   ------------    ------------
Net income (loss) from
     continuing operations                 270,351         259,831        265,841       (198,932)         38,516

Loss from discontinued
     operations-AHO                             --              --             --             --        (994,113)

Gain on disposal of discontinued
     operations-AHO                             --              --             --             --         178,426
                                      ------------    ------------   ------------   ------------    ------------

Net income (loss) before income
     tax expense (benefit)            $    270,351    $    259,831   $    265,841   $   (198,932)   $   (777,171)

Income tax expense (benefit)          $    (18,000)   $         --   $         --   $         --    $         --
                                      ------------    ------------   ------------   ------------    ------------

Net income (loss)                     $    288,351    $    259,831   $    265,841   $   (198,932)   $   (777,171)

Basic earnings (loss) per common
     share (1):

     Continuing operations            $     0.0099    $     0.0089   $     0.0091   $    (0.0069)   $     0.0013
     Discontinued operations-AHO                --              --             --             --         (0.0283)
                                      ------------    ------------   ------------   ------------    ------------
     Net income (loss)                $     0.0099    $     0.0089   $     0.0091   $    (0.0069)   $    (0.0270)

Weighted average shares
      outstanding                       29,212,217      29,210,217     29,110,000     28,710,217      28,739,332







                                                                  As of December 31,
                                      --------------------------------------------------------------------------
                                          2003            2002           2001           2000            1999
                                      ------------    ------------   ------------   ------------    ------------
Balance Sheet Data
Working capital (deficit)             $    323,871    $    145,706   $    (23,902)  $   (225,830)   $   (198,749)
Total assets                             1,559,869         893,995        602,357        512,154         598,941
Long term debt including capital
    leases and deferred revenue            432,531         271,527        280,004        357,484         110,070
Total debt including capital leases
     and deferred revenue                  518,694         294,526        330,625        489,838         238,205
Total liabilities                          971,596         631,624        599,817        775,455         663,310
Total stockholders' equity (deficit)       588,273         262,371          2,540       (263,301)        (64,369)


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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2003, 2002 and 2001, approximately 97%, 96% and 91% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, UMClaimPros, and consulting services.


      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                 2003                                    2002                                   2001
                 ------------------------------------    -----------------------------------    -----------------------------------
                               Quarter                                 Quarter                                Quarter
                 ------------------------------------    -----------------------------------    -----------------------------------
                 Fourth    Third     Second    First     Fourth    Third     Second   First     Fourth    Third     Second   First
                 ------    ------    ------    ------    ------    ------    ------   ------    ------    ------    ------   ------
      UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing      36,740    42,001    31,282    30,549    32,602    43,522    43,761   34,012    21,818    11,905    13,161   18,473
    Backlog          --        --        --        --        --        --        --       --        --        --        --       --
                 ------    ------    ------    ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total       36,740    42,001    31,282    30,549    32,602    43,522    43,761   34,012    21,818    11,905    13,161   18,473

 Gross $ Amount
   of Claims
  Accepted for
   Processing
    (000's):
    Ongoing      40,723    36,662    24,272    23,033    26,717    30,772    22,085   23,336    14,221     8,864     8,382    9,365
    Backlog          --        --        --        --        --        --        --       --        --        --        --       --
                 ------    ------    ------    ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total       40,723    36,662    24,272    23,033    26,717    30,772    22,085   23,336    14,221     8,864     8,382    9,365

  Collection $
    (000's)
    Ongoing       7,897     6,923     6,098     5,010     6,126     6,091     4,840    4,710     4,470     4,147     4,307    3,736
    Backlog          --        --        --        --        --        --        --        6        11        80       387      910
                 ------    ------    ------    ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total        7,897     6,923     6,098     5,010     6,126     6,091     4,840    4,716     4,481     4,227     4,694    4,646

  Fees Earned
    (000's)
    Ongoing         522       500       448       460       460       471       405      401       301       298       290      257
    Backlog          --        --        --        --        --        --        --        1         2        13        35       87
                 ------    ------    ------    ------    ------    ------    ------   ------    ------    ------    ------   ------
     Total          522       500       448       460       460       471       405      404       303       311       325      344

  Average Fee %
    Ongoing         6.6%      7.2%      7.3%      8.6%      7.5%      7.7%      8.4%     8.5%      6.7%      7.2%      6.7%     6.8%
    Backlog          --%       --%       --%       --%       --%       --%       --%    16.6%     18.2%     16.3%      9.0%     9.5%


      For Ongoing claims, there is typically a time lag of approximately 30 to 90 days from contract execution to complete development of system interfaces and definition of procedural responsibilities with customer personnel. During this period, Company personnel survey the customer's existing operations and prepare for installation. Once the customer begins transmitting claims to the Company, there is usually a time lag of 20 to 60 days between transmission of claims to third party payors and collection of those claims from payors.

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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                 2003                                   2002                                    2001
                 ------------------------------------   ------------------------------------    ------------------------------------
                               Quarter                                Quarter                                 Quarter
                 ------------------------------------   ------------------------------------    -----------------------------------
                 Fourth    Third     Second    First    Fourth    Third     Second    First     Fourth    Third     Second   First
                 ------    ------    ------    ------   ------    ------    ------    ------    ------    ------    ------   ------
       UMY
-----------------
    Number of
Accounts Accepted
 for Collection:
    (000's)
   Early out     37,336    34,601    24,330    11,266   13,859    17,818    17,250    26,977    27,413    28,537    42,351   27,132
   Bad debt      38,092    27,390    15,448    15,322   26,281    16,430    14,815    20,028    25,811       932       587    1,413
                 ------    ------    ------    ------   ------    ------    ------    ------    ------    ------    ------   ------
     Total       75,428    61,991    39,778    26,588   40,140    34,248    32,065    47,005    53,224    29,469    42,938   28,545

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out     32,808    30,561    17,897    10,815   12,021    13,424    14,002    22,611    20,724    20,972    30,834   19,487
   Bad debt      24,693    16,993    12,379    12,547   15,934     9,714    10,476    12,959    17,035       762       576    1,143
                 ------    ------    ------    ------   ------    ------    ------    ------    ------    ------    ------   ------
     Total       57,501    47,554    30,276    23,362   27,955    23,138    24,478    35,570    37,759    21,734    31,410   20,630

 Collection $
    (000's)
   Early out      2,535     1,862     1,105       949    1,220     1,563     2,004     2,444     2,433     3,810     3,904    3,276
   Bad debt       1,301     1,283     1,074     1,155      909       939       895       745       422        57        64       53
                 ------    ------    ------    ------   ------    ------    ------    ------    ------    ------    ------   ------
     Total        3,836     3,145     2,179     2,104    2,129     2,502     2,899     3,189     2,855     3,867     3,968    3,329

 Fees Earned
    (000's)
   Early out        202       182       132       113      131       157       187       227       215       356       370      314
   Bad debt         279       279       226       252      203       208       186       152        94         9        10        8
                 ------    ------    ------    ------   ------    ------    ------    ------    ------    ------    ------   ------
     Total          481       461       358       365      334       365       373       379       309       365       380      322

Average Fee %
   Early out        8.0%      9.7%     11.9%     11.9%    10.7%     10.0%      9.3%      9.3%      8.8%      9.3%      9.5%     9.6%
   Bad debt        21.4%     21.7%     21.0%     22.1%    22.3%     22.1%     20.8%     20.4%     22.2%     15.8%     15.6%    15.1%


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

                              SIGNIFICANT CUSTOMERS

      During 2003, 79% of revenue was earned from two customers: Presbyterian Healthcare Services of New Mexico ("PHS") and Brownsville Surgical Hospital ("BSH"). PHS provided revenue totaling $2,434,000 or 62% of total revenue. Of this, 53% was from Collection Agency Services, and 47% was from Ongoing Accounts Receivable Management Services. BSH provided revenue of $645,000 or 17% of total revenue. Of this, 85% was from Ongoing Accounts Receivable Management Services, 7% was from Collection Agency Services, and 8% was from Claims Coding Services.

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


                          LOSS OF SIGNIFICANT CUSTOMERS

            On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Systems ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. PHS management also stated that UMC will continue to receive placements of accounts from PHS through March 31, 2004. UMC management expects revenues from PHS to ramp down rapidly during the second quarter of 2004. This contract provided revenues of $2,434,000, $2,246,000 and $1,744,000, which represented 62%, 65%, and 63% of total revenue for the years 2003, 2002, and 2001 respectively.

      On May 30, 2002, the Company received notice from Valley Baptist Medical Center (VBMC) terminating their accounts receivable management contract dated March 13, 2000. The termination of the contract was pursuant to recommendations from outside consultants to consolidate VBMC's outsourcing projects, and according to VBMC management had nothing to do with UMC's performance. This contract provided revenues of $245,000, $272,000 and $35,000, which represented 7%, 10% and 1.5% of total revenue for the years 2002, 2001 and 2000 respectively.

      During November of 2001, Inova Health Services notified the Company of the termination of their Ongoing Accounts Receivable Management contract. Inova did not place any new business with the Company after August of 2001. All billing and collection efforts made on behalf of Inova were discontinued on January 11, 2002. Revenues from this contract accounted for approximately 9% and 16% of total consolidated revenues during 2001 and 2000 respectively. It is UMC management's understanding that Inova's decision to terminate was due to poor collection performance during the third and fourth quarters of 2000 during the period when the Company's operations center was being moved from Dallas to Pampa.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. During 2003 this division generated revenue of $183,000.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o From 2000 to 2004 the annual budget for UMC sales and marketing department has increased from $0 to $299,000. In 2003 the Company's actual expenses for sales and marketing were $233,000 compared to $117,000 in 2002 and $15,000 in 2001.

o From June 24, 2003 through March 18, 2004, the Company has executed the following new contracts:

      o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
      o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
      o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
      o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.

      o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.
      o A collection services contract for bad debt patient balance accounts was executed on December 10, 2003 with a hospital in South Texas.
      o A coding services contract with two hospitals in Central Texas was executed on November 28, 2003.
      o A collection services contract for early stage patient balance accounts was executed on November 20, 2003 with a hospital in West Texas.
      o A coding services contract for overflow coding was executed with a hospital in East Texas was executed on November 5, 2003
      o A collection services contract for bad debt patient balance accounts was executed on September 15, 2003 with a hospital in West Texas.
      o A medical claims management contract for claims follow up and patient balance collections was executed on August 28, 2003 with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on August 6, 2003 with a hospital in West Texas.
      o A medical claims management contract for day one billing and follow up was executed on June 24, 2003, with a hospital located in Central Texas.


Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining enough new business to replace the lost business from PHS.

      While it is encouraging that UMC has improved in its ability to close contracts with new customers, the contracts listed above are only projected to produce new annual revenues between 42% and 64 % of the 2003 total revenues from PHS. However, with the remaining revenue to be received during 2004 from PHS during the ramp down phase, the new contracts described above along with other existing customers are projected to place the Company's 2004 revenues between 75% and 93% of 2003 revenues. In addition, management believes it will acquire additional new contracts in 2004 that will make up most if not the entire amount of revenue lost from PHS. If management is unable to successfully develop and implement new profitable customer contracts and new service lines, payroll expense will be scaled down to the level required to service existing contracts, without sacrificing quality of service. If this adjustment in headcount is not sufficient to bring expenses in line with revenue and future cash requirements, management will be required to adopt other alternative strategies, which may include but are not limited to, actions such as further reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.



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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2003, 2002 and 2001 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2003, 2002 and 2001.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2003, 2002 and 2001.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $15,000, $13,250 and $5,875 in revenue from this incentive for 2003, 2002, and 2001 respectively.

      (e) an incentive payment of $10,000 which was paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and

      (f) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2003, 2002 and 2001 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,533, $11,536 and $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the loan on the building in accordance with The Agreement, for 2003, 2002 and 2001 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. As of March 1, 2004 UMC had 92 full time, and 10 part time employees at its Pampa operations center.

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

                        MAINTENANCE AGREEMENT COMMITMENT

      During 2002, the Company entered a maintenance agreement on leased mail processing equipment, which requires quarterly payments through 2007. The total commitments under the agreement are $6,420 for each of the years 2003 through 2006 and $4,815 in 2007. The Company paid $6,420 and $1,605 during 2003 and 2002 respectively under this agreement.

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

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During 2003, the Company capitalized $42,885 in costs incurred for new internal software development that was in the application development stage.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed. Electronic Medical Records Storage revenue is recognized when records are scanned into the system.

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At December 31, 2003 there were no factored invoices that had ages more than 90 days.


                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:
                                                                      Percentage of Revenues
                                                              --------------------------------------
     Year ended December 31,                                      2003         2002          2001
     -----------------------------------                      -----------  -----------   -----------

     Revenue...............................................        100.0%       100.0%        100.0%
                                                              -----------  -----------   -----------

     Wages and benefits....................................         68.3         67.3          63.5
     Selling, general and administrative...................         18.6         19.6          19.3
     Office and equipment rental...........................          0.5          0.6           0.7
     Depreciation and amortization.........................          2.8          2.4           3.6
     Interest, net, and other income.......................          0.5          0.7           1.3
     Professional fees.....................................          2.3          1.8           2.1
     Provision for income tax expense (benefit)............         (0.4)          --            --
                                                              -----------  -----------   -----------
     Total expenses........................................         92.6         92.4         90.5
                                                              -----------  -----------   -----------
     Net income (loss).....................................          7.4%         7.6%         9.5%
                                                              ===========  ===========   ===========


                              2003 COMPARED TO 2002

      Revenues increased $463,000 or 13% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,930,000 in 2003 increased by $193,000 compared to 2002 as a result of multiple factors. The Company saw an increase in revenue from the secondary claims portion of an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $856,000 and $796,000 for 2003 and 2002 respectively. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $280,000 and $409,000 for the years 2003 and 2002 respectively. The Company also saw increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $547,000 and $400,000 for 2003 and 2002 respectively. The Company recognized revenue of $218,000 from four new ongoing accounts receivable management contracts that were signed during 2003. This revenue was partially offset by revenue recognized during 2002 from four contracts that were cancelled during 2002 or early 2003. Total revenue from these contracts was $29,500 and $135,000 in 2003 and 2002 respectively.

      As stated above under LOSS OF SIGNIFICANT CUSTOMERS, the revenue from PHS will be reduced in 2004 as a result of the termination of this contract. UMC will receive placements from PHS through March 31, 2004. Management expects revenues from PHS to ramp down rapidly through the second quarter of 2004. During the first quarter of 2004 UMC has executed two new accounts receivable management services contracts that will generate revenue in 2004. Assuming that there are no other significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2003, management believes that Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $1.6 million in 2004.

o Backlog Accounts Receivable Management Services revenue of $0 in 2003 decreased by $3,000 compared to 2002 as a result of the winding down of a Backlog medical claims management contract executed on March 22, 2000. This contract generated revenues of $0 and $3,000 in 2003 and 2002 respectively. Assuming that there are no significant changes in the existing volume and mix of claims placed by the Company's customers as of December 31, 2003, management does not anticipate any significant revenue from Backlog Accounts Receivable Management Services in 2004.

o Collection Agency Services revenue of $1,665,000 in 2003 increased by $215,000 compared to 2002 as a result of the following: The Company saw an increase in revenue from the bad debt portion of a collection agency services contract executed October 13, 2000. The bad debt portion of this contract generated revenue of $927,000 and $694,000 in 2003 and 2002 respectively. The Company also saw increased revenue from the early out patient balance portion of this contract. Revenue from the early out portion of the contract totaled $371,000 and $346,000 in 2003 and 2002 respectively. The increased revenue from this contract was offset by decreased revenue from a collection agency services contract executed in March of 2000 that was canceled in May 30, 2002. This contract provided revenue of $25,000 and $245,000 in 2003 and 2002 respectively. The Company also recognized revenue of $202,000 from new contracts signed during 2003. This revenue was partially offset by revenue recognized in 2002 from contracts that were cancelled in 2002 or in early 2003. The revenue generated by these contracts was $23,000 and $60,000 in 2003 and 2002 respectively.

      As stated above under LOSS OF SIGNIFICANT CUSTOMERS, the revenue from PHS will be reduced in 2004 as a result of the termination of this contract. UMC will receive placements from PHS through March 31, 2004. Management expects revenues from PHS to ramp down rapidly through the second quarter of 2004. During the fourth quarter of 2003 and the first quarter of 2004 the Company executed several new collection services contracts that will generate revenue during 2004. Assuming that there are no other significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2003, management believes that Collection Agency Services will generate revenues from such customers of approximately $1.2 million in 2004.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing coding and related services to various hospitals. Revenue from coding services of $183,000 during 2003 increased by $66,000 compared to 2002, due primarily to having a full year of operation in 2003, compared to nine months during 2002. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.


                   ONLINE CODING SERVICES - PROCESSING VOLUME

                                                      2003                      2002
                                       ---------------------------------   ---------------
                                                     Quarter                   Quarter
                                       ---------------------------------   ---------------
                                       Fourth   Third    Second   First    Fourth   Third
                                       ------   ------   ------   ------   ------   ------
        Number of Claims accepted
       for Coding:
         Inpatient                        303      177      213      161      140        9
         Outpatient                      1007      754      761      553      201       --
                                       ------   ------   ------   ------   ------   ------
            Total                        1310      931      974      714      341        9


     Assuming that there is no significant change in the existing volume of claims coded for existing customers at December 31, 2003, Coding Services will generate revenues from such customers of approximately $200,000 in 2004.

o Other revenue of $124,000 in 2003 decreased by $8,000 or 6% compared to 2002. Other revenue in 2003 and 2002 was comprised primarily of incentives received in accordance with the agreement with the PEDC. Assuming that the Company continues to meet the incentive requirements, this agreement will generate approximately $120,000 in incentive revenue in 2004.


      Wages and benefits expense increased $350,000 or 15% primarily due to increased headcount as a result of increased business requirements. During 2003 total full and part time employee headcount averaged 107 compared to 80 during 2002. As of March 1, 2004, UMC had a total of 98 full time and 21 part time employees. Total wage, salary and bonus expense of $2,098,000 in 2003 increased by $211,000 compared to 2002 primarily as a result of the increased headcount. Payroll tax expense of $199,000 in 2003 increased by $39,000 compared to 2002 as a result of increased salary and wages, and an increased state unemployment tax rate during 2003. Employee benefits expense of $368,000 increased by $99,000 compared to 2002 as a result of an increased number of employees being eligible to participate in the Company's benefit plans, and an increase in the cost of providing health insurance benefits. During 2003, an average of 71 employees were covered under the Company's health insurance plan compared to 62 in 2002. The average cost per employee per month for health insurance was $269 in 2003 compared to $234 in 2002. These changes resulted in an increase cost in 2003 of approximately $50,000. The Company also paid $12,000 in additional health insurance premium during April 2003 as a result of the dispute with UMC's former health care insurance provider. The Company also recognized $37,500 in compensation expense related to a stock purchase warrant for 1,500,000 shares of UMC common stock that was issued to the Company's CEO, Pete Seaman, in February 2000, but was not eligible for exercise until certain conditions were met in December 2003. Assuming no significant change in the Company's core services, management expects that wages and benefits should remain at approximately 68% of revenues in 2004.

      Selling, general and administrative ("SG&A") expense increased $52,000 or 8% due to a net increase in telephone, postage, printing, and office supplies of $25,000 which was primarily attributable to and increased number of letters mailed and phone calls made as a result of increased collection agency services business volume; and increases in travel $21,000 which was primarily attributable to an increased number of sales personnel and increased number of customers to service; software maintenance $9,000; taxes and insurance $8,000; recruiting $6,000; and sales commissions $5,000, which were offset by decreases in factoring fees ($11,000), UMC did not factor invoices during the fourth quarter of 2003; and contract labor ($15,000), UMC used contract labor at a customer location in 2002 but not in 2003. All other expenses showed a net increase of $4,000. Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 19% of revenues in 2004.

      Office, vehicle and equipment rental expense decreased $600 or 3% in 2003 as compared to 2002. Assuming no significant changes in office space and equipment leased at 12/31/03, management expects lease and rental expense to be less than 1% of revenues in 2004.

      Depreciation and amortization expense increased $28,000 or 34% in 2003 primarily as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003. Management expects depreciation and amortization expense to be approximately 4% of revenues in 2004.

      Professional fees expense increased $29,000 or 45% in 2003 primarily as a result of legal fees paid in connection with a dispute with UMC's former health insurance provider (a description of this matter is included under Part 11 Item
1. Legal Proceedings). Management expects professional fees to be approximately 2% of revenues in 2004.

      Interest, net increased $900 or 4 during 2003 compared to 2002.

      Provision for doubtful accounts and notes decreased $1,700 due to good collection experience in 2003.

      Other expense decreased $4,000 as a result of losses realized on the sale of company assets in 2002. No such losses were recognized in 2003.

      Tax benefit In the past, UMC has not booked a tax asset to reflect any portion of the value of UMC's net operating loss ("NOL") carryforwards, due to the uncertainty of the benefit being realized. However, due to the Company's consistent profitability for the past three years, and management's projected profitability in 2004, management believes it to be more likely than not that a portion of the value remaining in the Company's NOLs will be realized. At December 31, 2003, the Company recorded a tax asset and an income statement tax benefit of $18,000 that represents the estimated value of the NOLs that will be utilized in 2004.

Liquidity and Capital Sources

      At December 31, 2003, the Company's liquid assets, consisting of cash, totaled $63,000 compared to $52,000 at December 31, 2002. Working capital was $324,000 at December 31, 2003 compared to $145,000 at December 31, 2002. Working capital increased primarily due to the net operating income for the year ended December 31, 2003 offset by capital investments in equipment, software and building improvements.

      Cash flow from operations in 2003 provided cash of $165,000, compared to $227,000 provided from operations in 2002. This decrease is primarily due to the 2003 net operating income of $288,000 increased by depreciation ($89,000), amortization ($20,000), and stock warrant expense ($38,000), a decrease in factor reserve ($214,000) and increases in accounts payable ($69,000) payables to customers ($22,000) and accrued liabilities ($25,000) offset by increases in restricted cash ($28,000) accounts receivable ($509,000) and prepaid expenses and other assets ($39,000). In 2003, cash flow from operations was supplemented by incentives received from the Pampa Economic Development Commission to cover working capital and liquidity requirements.

      Investing activities in 2003 consisted of the purchases of furniture, fixtures, equipment, building improvements, software, six company automobiles, and the sale of certain office furniture and equipment. Total cash used for investments was $214,000, of which $60,000 was used for the purchase of furniture, fixtures and equipment, $73,000 was used to purchase the six company automobiles, $74,000 was used to purchase and develop software and $9,000 was for the purchase of building improvements. This use of cash was partially offset by $1,600 in proceeds from the sale of various office furniture and equipment. Total cash used in investing activities during 2002 was $126,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

      Financing activities in 2003 consisted of proceeds from an unsecured line of credit from a bank of $100,000, borrowings under bank loans for the purchase of four company automobiles in the amount of $38,000, proceeds from the exercise of an employee stock option to purchase UMC common stock of $50 and principal payments on capital lease obligations and notes payable which used cash of $77,000.

      On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and was previously personally guaranteed by Peter Seaman, Chairman and CEO. The factoring company released this personal guarantee on December 23, 2003. Other significant terms of the factoring agreement include recourse for invoices remaining unpaid at 90 days, interest at prime plus 2.5%, and a factoring fee of 1% of the face value of each invoice. The Company had no factored invoices at 12/31/2003.

      During 2003, the Company applied and was approved for two $100,000 unsecured lines of credit, with two different banks. The first line was approved July 17, 2003, and carries an annual interest rate of prime plus 6 3/4 %. The Company drew $50,000 from this line in November of 2003, and repaid the full amount in December 2003. There was no outstanding balance on this line at December 31, 2003. The second line of credit was approved July 30, 2003 and bears interest at an annual rate of prime minus 1% for the first six months, and prime plus 2% thereafter. The Company drew $100,000 from this line in September of 2003. The outstanding balance on this line was $96,000 at December 31, 2003.

      Despite the loss of the contract with PHS as described under LOSS OF SIGNIFICANT CUSTOMERS above, management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's lines of credit, factoring agreement, incentives under the Economic Development and Incentive Agreement, capital leases and other potential financing should be sufficient to support the Company's cash requirements through fiscal 2004.


                             CONTRACTUAL OBLIGATIONS

      The following table sets forth our contractual obligations at December 31, 2003, for the periods shown:

                                                               Within
             Contractual Obligations               Total       1 Year      2-3 Years    4-5 Years   Thereafter
      ---------------------------------------   ----------   ----------   ----------   ----------   ----------
      Debt...................................   $  398,693   $   86,808   $  159,816   $  109,626   $   42,443
      Operating leases.......................       57,225       17,970       34,440        4,815            -
      Purchase commitments...................            -            -            -            -            -
                                                ----------   ----------   ----------   ----------   ----------
      Total contractual cash obligations.....   $  455,918   $  104,778   $  194,256   $  114,441   $   42,443
                                                ==========   ==========   ==========   ==========   ==========


                          NEW ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition methods as specified in SFAS 148.

     Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Adoption of FAS 146 had no impact on the Company's results of operations or financial position and December 31, 2003.

      Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company's results of operations or financial position at December 31, 2003.

     In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS No. 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement's operational components did not have an impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN
46R). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

                              2002 COMPARED TO 2001

      Revenues increased $652,000 or 23% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,737,000 in 2002 increased by $590,000 compared to 2001 as a result of multiple changes to the Company's claims processing and inventory mix. The increase was due primarily to the addition of secondary claims during the fourth quarter of 2001 to an ongoing accounts receivable management services contract that was signed March 22, 2000. Revenues from secondary claims processed under this contract were $796,000 and $54,000 for 2002 and 2001 respectively. This increase in revenue was offset by reduced revenues from the primary claims processed under this contract. Revenues from such primary claims totaled $409,000 and $586,000 for the years 2002 and 2001 respectively. During November of 2001, Inova Health Services notified the Company of the termination of their ongoing accounts receivable management contract. Inova did not place any new business with the Company after August, 2001. Total revenues from Inova were $2,800 and $247,000 for 2002 and 2001 respectively. The loss of revenue from Inova was partially offset by increased revenues from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $400,000 and $247,000 for 2002 and 2001 respectively. The Company also received $92,000 in revenue during 2002 from an ongoing accounts receivable management contract dated July 26, 2002. This contract was cancelled effective December 26, 2002 due the discontinuation of outsourcing by this customer.

o Backlog Accounts Receivable Management Services revenue of $3,000 in 2002 decreased by $136,000 compared to 2001 as a result of the winding down of a Backlog medical claims management contract executed on March 22, 2000 with a major hospital system located in New Mexico. This contract generated revenues of $3,000 and $139,000 in 2002 and 2001 respectively.

o Collection Agency Services revenue of $1,450,000 in 2002 increased by $74,000 compared to 2001 due primarily to the addition of bad debt accounts to a collection agency services contract executed October 13, 2000. This contract generated revenues of $1,040,000 and $965,000 in 2002 and 2001 respectively. This increase was offset by decreased revenue from a collection agency services contract executed in March of 2000 that was canceled in May 30, 2002. This contract provided revenues of $245,000 and $272,000 in 2002 and 2001 respectively.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $117,000 during 2002.

o Other revenue of $132,000 in 2002 increased by $10,000 compared to 2001 which was primarily due to incentives received in accordance with the agreement with the PEDC.

o UMClaimPros revenue of $0 in 2002 decreased by $2,500 compared to 2001 due to the discontinuation of UMClaimPro services in February of 2001.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      PETER W. SEAMAN (54) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business
Development for TRW Receivables Management Services from March 1989 to June 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March 1986 to March 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant. Mr. Seaman was elected to the Board of Directors of the South Texas Chapter of the Healthcare Financial Management Association on June 1, 2001.

      MICHAEL P. BUMGARNER (60) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based medical management consulting firm positioned nationally to deliver financing and funding, merger and acquisition, ongoing regulatory, and reimbursement compliance and other management services to all types of medical facilities through its strategically located Professional Affiliates. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 30 years gaining extensive senior business and management experience.

      JOHN F. LEWIS (57) was elected to the Board of Directors on November 12, 1996, and currently serves as the chairman of the board's compensation committee. Mr. Lewis is President/CEO of Lewis Consulting, LLC., a national health care policy and financial assessment firm, specializing in Medicare and Managed Care environments for over 18 years in both the private and governmental sectors. From 1992 to 1996, Mr. Lewis served as Health Advisor to the office of the Lt. Governor of the U.S. Virgin Islands, initiating and developing healthcare strategies under the Health Care Reform for the Virgin Islands. From 1988 to 1992, Mr. Lewis was Assistant Vice President for Medicare

Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds his degree in Business Administration from the American College of Switzerland and his MBA, University of Geneva, School of Business and Socio-Economics, Switzerland. Mr. Lewis is nationally certified in Healthcare Compliance, and has expertise in HIPAA compliance and issues.

      VERNON C. ROSENBERY (75) was elected to the Board of Directors on November 13, 2002, and elected to the Compensation Committee on January 26, 2003. Mr. Rosenbery has been retired since July 1, 1993. From 1988 to 1993 Mr. Rosenbery performed consulting services for Stangeland Enterprises, an entity that had purchased two companies from Mr. Rosenbery in 1988. These companies were Foley Construction Company, and Clinton Engineering Company. These companies performed earth moving, paving, and underground construction work and were located in Clinton, Iowa. Mr. Rosenbery was either employed by, or owned these businesses from 1960 to 1988. From 1955 to 1960 Mr. Rosenbery was a Resident Construction Engineer for the Iowa Department of Transportation. From 1952 to 1955 Mr. Rosenbery was employed as a plant engineer for the Dupont Company in Clinton, Iowa. Mr. Rosenbery holds a Bachelor of Science degree in Civil Engineering from the University of Illinois.

      MARK A. MCVAY (41) was elected to the Board of Directors, and then elected to the Audit Committee, on March 24, 2003. Mr. McVay is the chairman of the audit committee. Mr. McVay is the Chief Financial Officer for Cree Companies, in Pampa, Texas, where he has been employed since July 2003. His responsibilities include the management and oversight of various privately owned companies in the oil and gas and retail industries. Prior to his employment with the Cree
Companies, Mr. McVay was the Assistant Superintendent of Finance for Pampa Independent School District ("PISD") in Pampa, Texas, where was employed from 1989 to July 2003. His responsibilities with PISD included management and oversight of $20 million budget with approximately 500 full time employees, coordination of annual independent audit and management of PISD's self-funded employee health insurance plan. Prior to his employment with PISD, Mr. McVay worked in public accounting for Mike Ruff, CPA (1987 - 1989) and Stewart Ferguson & Robinette, CPA's (1984 - 1987) where he performed audit and income tax services. Mr. McVay holds a Bachelors degree in Business Administration from West Texas State University and is a Certified Public Accountant. The UMC Board of Directors believes that Mr. McVay meets the requirements to qualify as the "audit committee financial expert" as defined under the Sarbanes-Oxley Act of 2002.

      CLINT D. OWEN (44) was elected Vice President of Sales and Marketing on May 1 2003. Mr. Owen was previously employed by Business Office Systems and Solutions ("BOSS"), where he was a partner, and served as CEO from January 1996 through March 2003. Prior to his employment with BOSS, Mr. Owen was a National Sales Executive with Nationwide Credit, Inc., from 1994 through December 1995. From 1991 through July 1994 Mr. Owen was Sales Manager and Vice President of Sales for Spectra Claims Collection Services and CRW Financial, Inc. Mr. Owen began his career in healthcare collection services with TRW in May of 1989.

      NATHAN E. BAILEY (43) was elected Vice President and Corporate Controller on March 25, 2002 with primary responsibility for Finance and Accounting. Mr. Bailey Joined the Company on August 27, 2000 as the Corporate Controller. Mr. Bailey has previously served as an accountant for Engineered Carbons, Inc, Borger, Texas from 1998 to 2000; Controller for Nunn Manufacturing, Amarillo, Texas 1998; General Manager and Controller for West Texas Ford Lincoln Mercury, Inc., Pampa Texas, from 1992 to 1998; and Controller for The Texas Cattle


Feeders Association in Amarillo, Texas from 1990 to 1992. Mr. Bailey practiced public accounting from 1985 to 1990 with KPMG Peat Marwick, and H.V. Robertson and Co. both in Amarillo, Texas. Mr. Bailey holds a BBA in accounting from West
Texas State University and is a Certified Public Accountant.


      JANICE K. NEAL (50) was elected Vice President of Coding Services on April
1, 2002. Jan was previously employed as a coding consultant with Parrish, Moody and Fikes, P.C., from 2000 through March 2002. From 1996 through 2000, Mrs. Neal was self-employed, providing coding consulting services to hospitals. From 1991 through 1996, Mrs. Neal worked in the medical records department for a small rural hospital. Mrs. Neal served as The Director of Medical Records and Utilization for a large city hospital from 1988 through 1991, and as the Utilization Review Manager of another large hospital from 1986 through 1988.
From 1985 through 1986, Mrs. Neal was employed by the Texas Medical Foundation, the peer review organization for the State of Texas. Mrs. Neal has an Associate's degree from The El Centro School of Nursing in Fort Worth and is an
RN and a Certified Coding Specialist (CCS).

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

Item 11.  Executive Compensation

      Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman and Ms. Neal, and exercise and year end valuation information pertaining to stock options and warrants granted to each. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2003, 2002 or 2001:

                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                   --------------------------------------------
                          Annual Compensation                    Awards                 Payouts
                      ---------------------------  -----------------------------------  -------
                                                    Other     Restricted   Securities
Name                                                Annual      Stock      Underlying    LTIP     All Other
and Principal                                      Compens-    Award(s)     Options/    Payouts    Compen-
Position              Year   Salary($)   Bonus($)  sation($)     ($)       Warrants(#)    ($)     sation($)
-----------------------------------------------------------------------------------------------------------

Peter W. Seaman       2003    160,000   37,460(1)     --          --           --         --      37,500(3)
Chairman and          2002    153,708   29,136(2)     --          --           --         --         --
CEO                   2001    143,799     --          --          --           --         --         --
Janice K. Neal        2003    103,000    6,000(1)     --          --           --         --         --
Vice President
of Coding Svcs.


(1)   Represents 2002 bonus paid in 2003
(2)   Represents 2001 bonus paid in 2002
(3) Represents value of stock purchase warrant that became exercisable in December 2003


                       AGGREGATED OPTION/WARRANT EXERCISES
                    AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                            Number of Securities          Value of Unexercised
                   Shares                  Underlying Unexercised             In-The-Money
                  Acquired               Options/Warrants at Fiscal       Options/Warrants at
                     on        Value            Year-End (#)             Fiscal Year-End (4)($)
                  Exercise   Realized   ---------------------------   ---------------------------
   Name             (#)         ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------
Peter W. Seaman    500,000    $10,000     2,500,000              --       $75,000              --
Janice K. Neal          --         --        66,667         133,333        $2,333          $4,667


(4) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2003 was $0.05 per share. Value is calculated on the basis of the difference between the option exercise price and $0.05 multiplied by the number of shares of Common Stock underlying the option or warrant.

                            COMPENSATION OF DIRECTORS

      An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Beginning in 2002 non-employee Directors received compensation for attendance of board meetings, in addition to reimbursement for expenses of meeting attendance. The per-meeting compensation for non-employee Directors was $750 and $500 in 2003 and 2002 respectively. The Company paid director fees of $12,500 and $5,000 in 2003 and 2002 respectively.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Messrs. Lewis, McVay and Rosenbery. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2003.


Item 12.  Securities Ownership of Certain Beneficial Owners and Management

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 3, 2004 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding
Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                       Number of Shares of United Medicorp, Inc. Common Stock (1)
                                       ----------------------------------------------------------
                                            Shares             Exercisable
                                         Beneficially           Warrants/            Percent of
Name                                        Owned              Options (3)            Class (1)
----                                        -----              -----------           ----------
Mercury Asset Management plc. (2)         8,067,200                   --                27.6%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                           1,484,000                   --                 5.1%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman                             660,000            2,500,000                 9.9%
Michael P. Bumgarner                        100,000              400,000                 1.7%
John F. Lewis                                    --              400,000                 1.4%
Vernon Rosenbery                          1,060,100                8,333                 3.7%
Nathan Bailey                                                    266,667                 0.9%
Janice K. Neal                                                   133,333                 0.5%

All officers and directors as
a group (6 persons)                       1,820,100            3,708,333                16.8%


(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 29,213,550 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares. The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 29,213,550 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 2004, upon exercise of options/warrants.

Item 13.  Certain Relationship and Related Transactions

      For the years ended December 31, 2003, 2002 and 2001, the Company recognized $28,000, $30,000 and $26,000 respectively in commission expense for new business introduction from a corporation of which the majority shareholder is a non-employee Director of UMC. This commission expense was recognized pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

Item 14.  Controls and Procedures

      In order to ensure that the information UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, UMC has adopted disclosure controls and procedures. UMC's Chief Executive Officer, Peter W. Seaman, and UMC's Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated UMC's disclosure controls and procedures as of March 10, 2004, and concluded that UMC's disclosure controls and procedures are appropriate and that no changes are required at this time.

      There have been no significant changes in UMC's internal controls, or in other factors that could affect UMC's internal controls, since March 10, 2004.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Financial Statements

            Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 45.

      2.    Financial Statement Schedules

            Reference is made to the Consolidated Financial Statements and Financial Statement Schedules included at page 45.

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

            10.38 Factoring  Agreement and Security Agreement dated December 28,
                  1999 by and between the Registrant and Metro Factors, Inc. (previously filed).

            10.39 Economic  Development  and Incentive  Agreement by and between the Registrant and the Pampa Economic Development Corporation. (previously filed)

            10.40 Forgivable  Loan  Agreement by and between the  Registrant and the Pampa Economic Development Corporation. (previously filed)

            22.1  Subsidiaries of the Company (previously filed).

            31.1  Section 302 Certification Of Chief Executive Officer

            31.2  Section 302 Certification Of Chief Financial Officer

            32.1  Section 906 Certification Of Chief Executive Officer

            32.2  Section 906 Certification Of Chief Financial Officer

            99.1  Safe   Harbor   Compliance   Statement   for   Forward-Looking
                  Statements

            99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)


      (b)   Reports on Form 8-K

               1) On November 14, 2003 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the third quarter of 2003 and year-to-date 2003.
               2) On February 20, 2004 the Company furnished a Current Report on Form 8-K attaching a press release reporting notification from the Company's largest customer of its intent to re-bid or bring back in-house all work currently outsourced to the Company.
               3) On March 18, 2004 the Company furnished a Current Report on Form 8-K attaching a press release reporting notification from the Company's largest customer that the Company was not selected to provide ongoing services for the customer.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            United Medicorp, Inc.


Date:    March 29, 2004                     By: /s/ Peter W. Seaman
                                               ---------------------------------
                                               Peter W. Seaman,
                                               Chairman of the Board and
                                               Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                         Date
          ---------                      -----                         ----


  /s/ Peter W. Seaman         Chairman of the Board and           March 29, 2004
---------------------         Chief Executive Officer
      Peter W. Seaman         (Principal Executive Officer)

  /s/ Nathan E. Bailey        Corporate Controller                March 29, 2004
----------------------        (Principal Financial Officer and
      Nathan E. Bailey        Principal Accounting Officer)


  /s/ Michael P. Bumgarner    Director                            March 29, 2004
--------------------------
      Michael P. Bumgarner

  /s/ John F. Lewis           Director                            March 29, 2004
-------------------
      John F. Lewis

  /s/ Vernon Rosenbery        Director                            March 29, 2004
----------------------
      Vernon Rosenbery

  /s/ Mark McVay              Director                            March 29, 2004
----------------
      Mark McVay

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

                                Items 8 and 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               [Item 8 and 14(a)]



Consolidated Financial Statements:                                          Page
                                                                            ----

Consolidated Balance Sheets as of December 31, 2003 and 2002................  44

Consolidated Statements of Operations for each of the three years ended
    December 31, 2003 ......................................................  45

Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 2003 ................................  46

Consolidated Statements of Cash Flows for each of the three years ended
    December 31, 2003 ......................................................  47

Notes to Consolidated Financial Statements..................................  48

Report of Independent Accountants - Hein & Associates LLP...................  66


Consolidated Financial Statement Schedules:

II- Valuation and Qualifying Accounts.......................................  67

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                               December 31,
                                                                           2003            2002
                                                                       ------------    ------------
             ASSETS
Current assets:
      Cash and cash equivalents ....................................   $     62,851    $     51,760
      Restricted cash ..............................................         60,365          32,080
      Accounts receivable, net of allowance for doubtful accounts
         of $417 and $504, respectively ............................        707,301         198,235
      Factor reserve ...............................................          1,313         215,817
      Prepaid expenses and other current assets ....................         31,106           7,911
                                                                       ------------    ------------
         Total current assets ......................................        862,936         505,803
Other non-current assets ...........................................         18,773           2,969
Property and equipment, net of accumulated depreciation of
      $1,023,215 and $937,283, respectively ........................        473,881         346,052
Assets under capital leases, net of accumulated amortization of
      $232,514 and $209,805, respectively ..........................        204,279          39,171
                                                                       ------------    ------------
         Total assets ..............................................      1,559,869         893,995
                                                                       ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations .................         41,177           6,017
      Current portion of notes payable .............................         44,986          16,982
      Trade accounts payable .......................................        113,364          44,441
      Payable to clients ...........................................         54,008          32,051
      Accrued professional fees ....................................         19,662          23,984
      Accrued payroll and benefits .................................        209,461         172,925
      Accrued expenses - Allied Health Options .....................         43,284          44,024
      Accrued expenses other .......................................         13,123          19,673
                                                                       ------------    ------------
      Total current liabilities ....................................        539,065         360,097
Long term liabilities:
      Long term capital lease obligations, excluding current portion        146,535          31,157
      Long term notes payable, excluding current portion ...........        165,996          96,370
      Deferred revenue - Pampa Economic Development Corp. ..........        120,000         144,000
                                                                       ------------    ------------
         Total liabilities .........................................        971,596         631,624
                                                                       ------------    ------------
Contingency and Commitment (Notes D and E)
Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,519,097 and 29,515,764 shares issued respectively ......        295,191         295,157
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..................             --              --
      Less treasury stock at cost, 305,547 shares ..................       (221,881)       (221,881)
      Additional paid-in capital ...................................     18,815,771      18,778,254
      Accumulated deficit ..........................................    (18,300,808)    (18,589,159)
                                                                       ------------    ------------
         Total stockholders' equity ................................        588,273         262,371
                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................   $  1,559,869    $    893,995
                                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                      2003          2002          2001
                                                  -----------   -----------   -----------
Revenues:
      Billing and collection services .........   $ 3,594,851   $ 3,189,460   $ 2,664,686
      Coding services .........................       182,689       117,211            --
      Other revenues ..........................       123,756       131,313       121,011
                                                  -----------   -----------   -----------
         Total revenues .......................     3,901,296     3,437,984     2,785,697

Expenses:
      Wages and benefits ......................     2,664,862     2,315,105     1,769,134
      Selling, general and administrative .....       725,619       673,329       536,276
      Office, vehicle and equipment rental ....        19,743        20,366        20,637
      Depreciation and amortization ...........       109,053        81,438       100,654
      Professional fees .......................        90,449        61,844        60,002
      Interest, net ...........................        21,163        20,307        36,482
      Provision for doubtful accounts and notes            56         1,756        (3,329)
      Other expense, net ......................            --         4,008            --
                                                  -----------   -----------   -----------
         Total expenses .......................     3,630,945     3,178,153     2,519,856
                                                  -----------   -----------   -----------
Income before income taxes ....................       270,351       259,831       265,841
                                                  -----------   -----------   -----------

      Deferred tax benefit ....................        18,000            --            --
                                                  -----------   -----------   -----------

Net income ....................................   $   288,351   $   259,831   $   265,841
                                                  ===========   ===========   ===========

Basic earnings per common share:

      Net income ..............................   $     .0099   $     .0089   $     .0091
                                                  ===========   ===========   ===========

Diluted earnings per common share:

      Net income ..............................   $     .0092   $     .0083   $     .0086
                                                  ===========   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           For the period from December 31, 2000 to December 31, 2003



                         Common Stock            Additional           Treasury Stock
                  ---------------------------      Paid-In      ---------------------------     Accumulated
                     Shares         Amount         Capital         Shares         Amount          Deficit          Total
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2000                29,015,764        290,157     18,783,254         305,547       (221,881)    (19,114,831)       (263,301)

Exercise of
 Warrants              500,000          5,000         (5,000)             --             --              --              --

Net income                  --             --             --              --             --         265,841         265,841
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2001                29,515,764        295,157     18,778,254         305,547       (221,881)    (18,848,990)          2,540

Net income                  --             --             --              --             --         259,831         259,831
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2002                29,515,764        295,157     18,778,254         305,547       (221,881)    (18,589,159)        262,371

Exercise of
 Options                 3,333             34             17              --             --              --              51

Compensation
Expense related
 To Warrants                --             --         37,500              --             --              --          37,500


Net income                  --             --             --              --             --         288,351         288,351
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2003                29,519,097   $    295,191   $ 18,815,771         305,547   ($   221,881)   $(18,300,808)   $    588,273
                  ============   ============   ============    ============   ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements



                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years December 31,
                                                            --------------------------------------
                                                               2003          2002          2001
                                                            ----------    ----------    ----------
Cash flows from operating activities:
      Net income ........................................   $  288,351    $  259,831    $  265,841
      Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation of fixed assets ..............       86,343        59,206        51,446
              Amortization of assets under capital leases       22,710        22,232        49,209
              Recognition of stock warrant expense ......       37,500            --            --
              Provision for doubtful accounts and notes .          (87)           69        (3,329)
              Loss on disposition of assets .............           --         4,008            --
              PEDC Incentives ...........................      (24,000)      (24,000)      (64,000)
      Changes in assets and liabilities:
              Restricted cash ...........................      (28,285)      (31,490)        1,618
              Accounts receivable .......................     (508,979)       32,694      (112,448)
              Factor reserve ............................      214,504      (160,860)        5,240
              Prepaid expenses and other assets .........      (38,999)       (2,116)        3,542
              Accounts payable ..........................       68,923        (3,925)      (62,408)
              Payable to clients ........................       21,957        31,616        (1,060)
              Accrued liabilities .......................       24,924        40,215        47,042
                                                            ----------    ----------    ----------
Net cash provided by operating activities ...............      164,862       227,480       180,693
                                                            ----------    ----------    ----------

Cash flows from investing activities:
      Purchase of building and improvements thereto .....       (8,808)      (17,344)       (7,763)
      Purchase of furniture and equipment ...............     (132,798)     (118,582)      (81,937)
      Purchase and development of software ..............      (74,176)           --            --
      Sale of furniture and equipment ...................        1,611        10,050            --
                                                            ----------    ----------    ----------
Net cash used in investing activities ...................     (214,171)     (125,876)      (89,700)
                                                            ----------    ----------    ----------

Cash flows from financing activities:
      Proceeds from auto loan ...........................       37,725        20,479        19,616
      Proceeds from Line of Credit ......................      100,000            --            --
      Proceeds from sale of stock .......................           50            --            --
      Principal payments on notes payable ...............      (40,096)      (38,163)      (36,348)
      Principal payments on capital lease obligations ...      (37,279)      (35,731)      (78,481)
                                                            ----------    ----------    ----------
Net cash provided by (used in) financing activities .....       60,400       (53,415)      (95,213)
                                                            ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents ........       11,091        48,189        (4,220)

Cash and cash equivalents at beginning of year ..........       51,760         3,571         7,791
                                                            ----------    ----------    ----------

Cash and cash equivalents at end of year ................   $   62,851    $   51,760    $    3,571
                                                            ==========    ==========    ==========

Supplemental disclosures:
Cash paid for interest ..................................   $   21,163    $   20,307    $   36,482
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations, ..............   $  187,817    $   41,315    $       --


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

      The Company provides medical insurance claims coding and processing, electronic medical records storage services and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding, processing, electronic medical records storage, and billing and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

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

Receivables and Credit Policies

      Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. Past due receivables bear interest at the rate of 12% annually. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectable.

Property and Equipment, and Assets Held Under Capital Leases

      Property and equipment are recorded at cost. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a capital lease obligation. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to twenty years. Upon disposition of assets, the cost and related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss is recorded.

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

Purchased and Developed Software

The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During 2003, the Company capitalized $42,885 in costs incurred for new internal software development that was in the application development stage. The cost of capitalized internally developed software is amortized over a period of sixty (60) months on a straight-line basis.

Billing and Collection Services and Coding Service Revenue Recognition

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed. Electronic Medical Records Storage revenue is recognized when records are scanned into the system.

Other Revenue Recognition

      For 2003, 2002 and 2001 other revenues consisted primarily of incentives from the PEDC agreement, which were recognized when earned according to the agreement.

Earnings Per Share

      The Company applies SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 2003, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.

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

Stock-based Compensation

      SFAS No. 123 and SFAS No. 148, "Accounting for Stock-based Compensation" ("Nos. 123 and 148") require Companies to include the fair value of stock options and other stock-based compensation issued to employees and non-employees as compensation expense in the income statement or to disclose the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements. The Company has elected to continue to account for its employee stock options issued under approved Stock Option Plans and warrants issued to the members of the Company's Board of Directors on April 1, 1997 and November 12, 1996, pursuant to APB25 "Accounting for Stock Issued to Employees." This decision results in recognition of no compensation expense for employee or director stock options that are granted with an exercise price at or greater than the market price on the date of grant. However, in accordance with the disclosure provisions of Nos. 123 and 148, the Company has provided proforma information to reflect results of operations and earnings per share had compensation expense been recognized for these items under the fair value method. All other equity instruments issued by the Company to employees and non-employees will be recognized pursuant to Nos. 123 and 148, which will impact the Company's consolidated balance sheet and statement of operations.

New Accounting Pronouncements

      In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148.

      Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Adoption of FAS 146 had no impact on the Company's results of operations or financial position and December 31, 2003.

      Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company's results of operations or financial position at December 31, 2003.

      In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS No. 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement's operational components did not have an impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (FIN
46R). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2003, 2002 and 2001 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2003, 2002 and 2001.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2003, 2002 and 2001.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $15,000, $13,250 and $5,875 in revenue from this incentive for 2003, 2002, and 2001 respectively.

      (e) an incentive payment of $10,000 which was paid to UMC based on the condition that UMC had 40 persons employed in its Pampa operations center at December 31, 2000, and


      (f) PEDC  guaranteed  up to $137,000  for the benefit of UMC's lender (the
"Lender"),  relative to the purchase of the operations center facility in Pampa.
In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2003, 2002 and 2001 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,533, $11,536 and $14,178 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the building on the loan in accordance with The Agreement, for 2003, 2002 and 2001 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC  purchased  a building in Pampa,  located at 200 N.
Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. This payment was applied to the forgivable loan from the PEDC that is detailed below. As of March 1, 2004
UMC had 92 full time, and 10 part time employees at its Pampa operations center.

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


D.    FACTORED ACCOUNTS RECEIVABLE WITH RECOURSE

      On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and was formerly personally guaranteed by the Company's Chief Executive Officer.
On December 23, 2003 this personal guarantee was released by the factor. The factor has recourse against the Company and its collateral should factored invoices remain unpaid at 90 days. Interest at prime plus 2.5% is charged against the net cash deployed by the factor, which is computed as total advances to the Company less reserve in excess of 20% of the face value of the factored invoices, if any. The company receives a maximum advance of 80% for each invoice sold. Upon payment in full of the invoice by the customer to the factor, the Company then has access to the remaining 20% net of interest and fees. The
Company did not factor any invoices during the fourth quarter of 2003, and had no outstanding factored invoices at December 31, 2003.


                                                                Year Ended December 31,
                                                           2003          2002          2001
                                                       ------------  -----------   ------------
      Proceeds received...........................     $  2,224,000  $  2,304,000  $  2,231,000
      Uncollected balance at year end.............     $          0  $    345,049  $    307,875



E.    COMMITMENTS

      The Company entered into a maintenance agreement on certain equipment used in processing collection letters in 2002 that requires monthly payments through 2007. The Company's commitment under this agreement is as follows:

        2004....................................................$    6,420
        2005....................................................$    6,420
        2006                                                    $    6,420
        2007                                                    $    4,815
                                                                ----------
        Total                                                   $   24,075
                                                                ==========

      The Company paid $6,420 during 2003 under this agreement.


F.    PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

      At December 31, 2003 property and equipment consist of the following:

                                                             Capital
                                             Purchased        Lease          Total
                                            -----------    -----------    -----------
Building and Improvements ...............   $   193,098    $        --    $   193,098
Equipment ...............................       768,480        436,793      1,205,273
Software systems ........................       298,188             --        298,188
Furniture and fixtures ..................       131,254             --        131,254
Automobiles .............................       106,076             --        106,076
                                            -----------    -----------    -----------
     Gross property and equipment .......     1,497,096        436,793      1,933,890
Accumulated depreciation and amortization    (1,023,215)      (232,514)    (1,255,730)
                                            -----------    -----------    -----------
     Net property and equipment .........   $   473,881    $   204,279    $   678,160
                                            ===========    ===========    ===========


At December 31, 2002 property and equipment consist of the following:

                                                             Capital
                                             Purchased        Lease          Total
                                            -----------    -----------    -----------
Building and Improvements ...............   $   184,291    $      --      $   184,291
Equipment ...............................       712,941        248,976        961,917
Software systems ........................       224,012           --          224,012
Furniture and fixtures ..................       129,113           --          129,113
Automobiles .............................        32,978           --           32,978
                                            -----------    -----------    -----------
     Gross property and equipment .......     1,283,335        248,976      1,532,311
Accumulated depreciation and amortization      (937,283)      (209,805)    (1,147,088)
                                            -----------    -----------    -----------
     Net property and equipment .........   $   346,052    $    39,171    $   385,223
                                            ===========    ===========    ===========


      Depreciation expense related to property and equipment was $86,343, $59,206 and $51,446 during 2003, 2002 and 2001, respectively. Amortization expense relative to assets under capital leases was $22,710, $22,232 and $49,209 during 2003, 2002 and 2001, respectively.


G.    CAPITAL LEASE OBLIGATIONS

      On July 28, 2003, the Company leased a new Nortel telephone switch and related equipment for a term of 60 months. The lease provides for a $1 purchase option at the end of the lease term.

      On February 28, 2003, the Company leased certain computer and peripheral equipment for its electronic medical records storage service, for a term of 36 months. The lease provides a $1 purchase option for the equipment at the end of the lease term.

      During 2002, the Company leased certain mail processing equipment for a term of 60 months. This equipment may be purchased at the end of the lease term for the then fair market value.


At December 31, the remaining capital lease obligations are as follows:
                                                                                      2003         2002
                                                                                   ---------    ---------

9.5% lease related to electronic medical record storage equipment
 maturing in 2006 ..............................................................   $  24,681    $    --

15.0% lease related to mail processing equipment maturing in 2007 ..............      31,868       37,174

8.0% lease related to telephone equipment maturing in 2008 .....................     131,163         --
                                                                                   ---------    ---------
         Total capital lease obligations .......................................     187,712       37,174
   Less current portion of capital lease obligations ...........................     (41,177)      (6,017)
                                                                                   ---------    ---------
   Long-term capital lease obligations .........................................   $ 146,535    $  31,157
                                                                                   =========    =========

As of December 31, 2003,  total lease  payments due under capital  leases are as follows: Year ending December 31:
   2004.........................................................................                $  60,329
   2005.........................................................................                $  60,329
   2006.........................................................................                $  49,640
   2007.........................................................................                $  42,102
   2008.........................................................................                $  25,235
   Less amount representing interest............................................                $ (49,923)
                                                                                                ---------
   Principal amount of net lease payments.......................................                $ 187,712
                                                                                                =========


      Interest expense on capital lease obligations was $12,261, $1,259 and $6,026 during 2003, 2002 and 2001, respectively.


H.    NOTES PAYABLE

      Notes payable at December 31, consists of the following:            2003          2002
                                                                       ----------    ----------
Bank line of credit, interest at prime plus 2% per annum,
    (6.0% at December 31, 2003) monthly installments of $1,000
    plus accrued interest, unsecured, matures November 19, 2011 ....   $   96,000    $       --

Bank loan, interest at 6.25% per annum, monthly installments of $375 including interest, matures February 28, 2006, secured
    by a 2000 Honda Accord .........................................   $    9,074    $       --

Bank loan, interest at 6.25% per annum, monthly installments of $314 including interest, matures December 26, 2005, secured
    by a 2000 Toyota Camry .........................................   $    7,066    $       --

Bank loan, interest at 7.0% per annum, monthly installments of $335 including interest, matures December 26, 2005, secured
    by a 2000 Toyota Camry .........................................   $    7,476    $       --

Bank loan, interest at 7.0% per annum, monthly installments of $293 including interest, matures December 26, 2005, secured
    by a 2002 Honda Accord .........................................   $    8,011    $       --

Bank loan, interest at 6.5% per annum, monthly installments of $628 including interest, matures July 10, 2005, secured
    by a 2002 Toyota Camry .........................................   $   11,191    $   17,784

Real estate lien note, interest at prime plus 1/2% per annum (4.5%
    at December 31, 2003), monthly installments of $1,322
    including interest, matures August 20, 2020, secured
    by land and building ...........................................       72,164        95,568
                                                                       ----------    ----------
    Total notes payable ............................................      210,982       113,352
      Less current portion of notes payable ........................      (44,986)      (16,982)
                                                                       ----------    ----------
      Long term notes payable ......................................   $  165,996    $   96,370
                                                                       ==========    ==========


The Company also has a $100,000 unsecured bank line of credit that bears interest at a rate of prime plus 6 1/2 % (10 1/2 % at December 31, 2003). There was no outstanding balance on this line as of December 31, 2003.

As of December 31, 2003,  future  maturities  of notes  payable were as follows:
Year ending December 31:
   2004.............................................                $ 44,986
   2005.............................................                  43,851
   2006.............................................                  27,788
   2007.............................................                  25,487
   2008.............................................                  26,425
   Thereafter.......................................                  42,445
                                                                    --------
   Total............................................                $210,982
                                                                    ========

I.    INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 2003, 2002 and 2001. The Company utilized NOL carryforwards to offset taxable income in 2003, 2002 and 2001.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. In the past, UMC has not recorded a tax asset to reflect any portion of the potential future benefit of its NOLs, due to the uncertainty of the benefit being realized. However, due to the Company's consistent profitability for the past three years and management's projection of profitability in 2004 it now appears more likely than not that a portion of the future benefit remaining in the Company's NOLs will be realized. Due to the loss of business from UMC's largest customer, management believes it most reasonable to record only one year of projected benefit in the current year, and to re-evaluate this approach each year. At December 31, 2003, the Company recorded a deferred tax asset and an income statement tax benefit of $18,000 that represents the estimated benefit of the NOLs that will be utilized in 2004. At December 31, 2002 and 2001 the Company's deferred tax assets were fully reserved. The tax effects of temporary differences and NOLs that give rise to the net deferred tax asset at December 31 are as follows:

Deferred tax assets:                                     2003           2002
                                                     -----------    -----------
      Net operating tax loss carryforward........    $ 3,994,504    $ 3,998,455
      Accrued liabilities .......................         27,068         20,477
      Property and equipment ....................        (17,472)        (2,833)
      Accounts receivable .......................            154            187
                                                     -----------    -----------
      Gross deferred tax assets .................      4,004,254      4,016,286
      Valuation allowance .......................     (3,986,254)    (4,016,286)
                                                     -----------    -----------
         Net deferred tax assets ................    $    18,000    $        --
                                                     ===========    ===========

      From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to approximately $358,000 plus the unused portion of this $358,000 from previous years. The pre-change NOLs will expire in 2007. Post-change NOL carryforwards which are not subject to limitation total $5.3 million and will expire in varying amounts between 2007 and 2020.


      The difference between the Company's tax expense or benefit and the amount that would be expected to be recorded based on the statutory rate of 34% is as follows:

                                                                           Years December 31,
                                                             --------------------------------------------
                                                                 2003            2002            2001
                                                             ------------    ------------    ------------
      Expected income tax expense at statutory rate ......   $     91,919    $     88,342    $     90,386

      Effect of graduated tax rates and use of NOL .......        (91,919)        (88,342)        (90,386)

      Effect of change in valuation allowance for deferred
       tax asset .........................................        (18,000)             --              --
                                                             ------------    ------------    ------------

      Tax benefit ........................................   $    (18,000)   $         --    $         --
                                                             ============    ============    ============


J.    STOCKHOLDERS' EQUITY

      At December 31, 2003, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

      The Company has outstanding warrants and options as described in Notes L and M. There were 4,576,667 shares of Common Stock reserved for issuance for outstanding warrants and options at December 31, 2003.

K.    EARNINGS PER SHARE

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                 2003            2002            2001
                                                             ------------    ------------    ------------
      Net income available to common stockholders..........  $    288,351    $    259,831    $    265,841
      Weighted average number of common shares
          in basic EPS.....................................    29,212,000      29,210,000      29,110,000
      Effect of dilutive weighted average common
          share equivalents................................     2,020,000       1,948,000       1,933,000
                                                             ------------    ------------    ------------
      Weighted average number of common shares and
         dilutive potential common shares in diluted EPS...    31,232,000      31,158,000      31,043,000
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

      Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital was deferred until such time that the aforementioned vesting requirements were achieved. On November 15, 2000, one half, or warrants to purchase 1,500,000 shares expired due to the resignation of the Chief Financial Officer three months prior. During 2003, the Company qualified for two unsecured bank lines of credit, which did not require a personal guarantee, and satisfied requirement (ii) above. On December 23, 2003 the personal guarantee of the CEO on the Company's factoring line was unconditionally released by the factor, which satisfied requirement (i) above, and qualified the CEO's purchase warrant to be fully exercisable. For the year ended December 31, 2003, the Company recognized compensation expense and additional paid in capital in the amount of $37,500, which represents the number of shares exercisable under the warrant (1,500,000 shares) multiplied by the market price of the Companies common stock ($.025) on December 23, 2003 (the measurement date). These warrants had not been exercised as of December 31, 2003 or as of the date of this report.

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are 100% vested as of December 31, 2003. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause,
(c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. 400,000 of these warrants expired on May 26, 2001 as a result of the resignation of one of the directors on February 26, 2001. None of these warrants had been exercised as of December 31, 2003.

      Neither the warrants nor the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

M.    OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2003, 445,000 options were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2003, options for 987,500 shares were outstanding under the 1995 Plan.

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 2003, options for 844,167 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

      Under the terms of the aforementioned Plans, the exercise price for both incentive and nonqualified stock options to purchase shares of the Company's Common Stock may be granted at a price not less than the market price of the stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock option plans. Stock options may be granted to holders of 10 percent or more of the Company's voting power at exercise prices no less than 110 percent of the market price of the stock at the date of grant. Both option types are exercisable, in annual increments of one-third or one half of the total options granted, on the anniversary dates following the award. The Compensation Committee of the board of directors approves the number of shares to be granted to employees and the term of the vesting. Options that have expired or that have been canceled are available for future grants under the Plans.

      None of the option plans or the shares of common stock represented by the option plans have been registered under the Securities Act of 1933 except for the 1992 Plan.


      The following table summarizes activity for the years ended December 31:

                                                2003                    2002                    2001
                                        ---------------------   ---------------------   ---------------------
                                                     Weighted                Weighted                Weighted
                                                     Average                 Average                 Average
                                                     Exercise                Exercise                Exercise
                                          Shares      Price       Shares      Price       Shares      Price
                                        ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at
      January 1,                        2,610,000   $    0.05   1,710,000   $    0.05   1,779,000   $    0.05
Granted                                   385,000        0.04     995,000        0.02     345,000        0.02
Exercised                                 (3,333)        0.02          --          --          --          --
Canceled                                (715,000)        0.01     (95,000)       0.02    (414,000)       0.07
                                        ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at
      December 31,                      2,276,667        0.04   2,610,000        0.04   1,710,000        0.05
                                        =========   =========   =========   =========   =========   =========

Options exercisable at
      December 31,                      1,533,329   $    0.05   1,315,000   $    0.06   1,131,667   $    0.06
                                        =========   =========   =========   =========   =========   =========

                                                 2003                    2002                    2001
                                              ---------               ---------                ---------

 Grant-date fair value per share                 0.04                    0.02                    0.02
                                                =====                   =====                   =====


                           Options Outstanding             Options Exercisable
                  ------------------------------------   -----------------------
                     Number       Weighted                  Number
                  Outstanding     Average     Weighted    Exercisable   Weighted
                       at        Remaining     Average        at         Average
   Range of       December 31,  Contractual   Exercise   December 31,   Exercise
Exercise Prices       2003          Life        Price        2003         Price
---------------   ------------  -----------   --------   ------------   --------

$0.015 -- $0.03      1,276,667    8.3 years   $   0.03        533,329   $   0.01
$0.05  -- $0.07      1,000,000    3.2 years       0.06      1,000,000       0.05
---------------   ------------  -----------   --------   ------------   --------
$0.015 -- $0.07      2,276,667    6.0 years   $   0.04      1,533,329   $   0.05
===============   ============  ===========   ========   ============   ========

N.    SFAS NO. 148 PRO FORMA

      Pro forma net income (loss) and earnings per share information presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock compensation costs, net of taxes and forfeitures of prior year grants:

                                                  Year Ended December 31,
                                             ---------------------------------
                                               2003        2002        2001
                                             ---------   ---------   ---------
      Net income as reported                 $ 288,351   $ 259,831   $ 265,841
      SFAS No. 148 employee stock based
      fair value compensation cost               6,239       7,085       2,342
                                             ---------   ---------   ---------
      Pro forma net income                   $ 282,112   $ 252,746   $ 263,499
                                             =========   =========   =========
      Pro forma basic earnings per share     $   .0097   $  0.0087   $  0.0090
                                             =========   =========   =========
      Pro forma diluted earnings per share   $   .0090   $  0.0081   $  0.0085
                                             =========   =========   =========

      The fair value for options granted in 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:
                                                  Year Ended December 31,
                                             ---------------------------------
                                               2003        2002        2001
                                             ---------   ---------   ---------
      Dividend yield                                --          --          --
      Expected volatility                       220.0%      222.4%      220.0%
      Risk-free rate of return                    2.5%        2.5%        2.0%
      Expected life, years                           5          10           5

      No warrants were granted during 2003, 2002 or 2001.

O.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET AND CREDIT RISK

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of cash equivalents is determined by reference to market data. The fair value of debt and capital lease obligations approximate carrying value as the related interest rates approximate current market rates.

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

      The percentage market mix of total revenue for the years ended December 31, was:

                                             2003         2002         2001
                                          ----------   ----------   ----------
      Customer A.......................          62           65           63
      Customer B.......................          --           --            9
      Customer C.......................           1            7           10
      Customer D.......................          17           13            9
      Other customers..................          20           15            9
                                          ----------   ----------   ----------
                                                100%         100%         100%
                                          ==========   ==========   ==========

      The percentage market mix of total net accounts receivable for the years ended December 31, for the customers identified above was:

                                             2003         2002
                                          ----------   ----------
      Customer A.......................          63%          27%
      Customer B.......................          --           --
      Customer C.......................          --            1
      Customer D.......................           3           12
      Other customers..................          34           60
                                          ----------   ----------
                                                100%         100%
                                          ==========   ==========


P.    RELATED PARTY TRANSACTIONS

      On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement has an initial term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. For the year ended December 31, 2000, the Company paid $2,600 in commissions to a non-employee director under the DICA agreement. The Company did not pay any commissions under DICA during the years 2003, 2002 or 2001. The Company has also in the past issued certain warrants under DICA as described in Note L.

      For the year ended December 31, 2003, the Company paid $30,224 in commissions for new business introduction to a corporation of which the majority shareholder is a non-employee Director of UMC. This commission was paid pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.


Q.    SEGMENT REPORTING

      The  Company  applies  SFAS No.  131,  "Disclosures  about  Segments of an
Enterprise and Related Information." SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services, electronic medical record storage services and other healthcare related ancillary services. UMY provides customer services, early out, bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY.

R.    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            First        Second         Third        Fourth
                                           Quarter       Quarter       Quarter       Quarter
                                         -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 2003
     Total revenues                      $   886,239   $   867,403   $ 1,047,037   $ 1,100,617
     Net income                               85,490        38,870       112,594        51,397
     Net income per common share:
                      Basic              $    0.0029   $    0.0013   $    0.0039        0.0018
                      Diluted                 0.0027        0.0012        0.0036        0.0016
     Weighted average number of common
     share outstanding:
                      Basic               29,210,217    29,213,550    29,213,550    29,213,550
                      Diluted             31,314,000    31,200,000    31,203,752    31,285,444


YEAR ENDED DECEMBER 31, 2002
     Total revenues                      $   800,458   $   837,002   $   924,443   $   876,081
     Net income                              110,764        27,521       109,381        12,165
     Net income per common share:
                      Basic              $    0.0038   $    0.0009   $    0.0037        0.0004
                      Diluted                 0.0036        0.0009        0.0035        0.0004
     Weighted average number of common
     share outstanding:
                      Basic               29,210,217    29,210,217    29,210,217    29,210,217
                      Diluted             31,145,133    31,299,264    30,998,983    31,188,342


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
United Medicorp, Inc.
Pampa, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Hein & Associates LLP

February 20, 2004
Dallas, Texas


                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2003, 2002 and 2001


                                                  Balance
                                                    at                                 Balance
                                                 beginning                                at
                                                    of                                  end of
Description                                        year      Additions   Deductions      Year
-----------                                      ---------   ---------   ----------   ---------
                                                                            (1)

YEAR ENDED DECEMBER 31, 2003
   Allowance for doubtful accounts...........    $     504   $      --   $     (90)   $     417

YEAR ENDED DECEMBER 31, 2002
   Allowance for doubtful accounts...........    $     435   $   1,756   $  (1,687)   $     504

YEAR ENDED DECEMBER 31, 2001
   Allowance for doubtful accounts...........    $  22,073   $  (3,329)  $ (18,309)   $     435






______________________
(1)    Represents write-off of uncollectible trade receivables.