Form 10-Q
period 2004-03-31
UNITED MEDICORP INC
filed 2004-05-12
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

           As of May 10, 2004, there were outstanding 30,713,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.   Financial Statements

           Consolidated Balance Sheets at March 31, 2004 and
                December 31, 2003..........................................    1

           Consolidated Statements of Operations for the Three
                Months Ended March 31, 2004 and 2003.......................    2

           Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2004 and 2003.......................    3

           Notes to the Consolidated Financial Statements..................    4

ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............    6

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   15
ITEM 2.    Changes in Securities...........................................   15
ITEM 3.    Defaults Upon Senior Securities.................................   15
ITEM 4.    Submission of Matters to a Vote of Security Holders.............   15
ITEM 5.    Other Information...............................................   15
ITEM 6.    Exhibits and Reports on Form 8-K................................   16

Signatures ................................................................   17


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                          March 31,     December 31,
                                                                            2004            2003
                                                                        ------------    ------------
                                ASSETS

Current assets:
      Cash and cash equivalents .....................................   $     80,533    $     62,851
      Restricted cash ...............................................         48,370          60,365
      Accounts receivable, net of allowance for doubtful accounts
         of  $417 ...................................................        520,228         707,301
      Deposits with factor ..........................................        204,329           1,313
      Prepaid expenses and other current assets .....................         46,421          31,106
                                                                        ------------    ------------
Total current assets ................................................        899,881         862,936
Other non-current assets ............................................         19,023          18,773
Property and equipment, net of accumulated depreciation of $1,055,012
      and $1,023,215, respectively ..................................        459,170         473,881
Assets under capital leases, net of accumulated amortization of
      $241,974 and $232,514, respectively ...........................        194,819         204,279
                                                                        ------------    ------------
Total assets ........................................................      1,572,893       1,559,869
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ..................         41,402          41,177
      Current portion of  notes payable .............................         45,524          44,986
      Trade accounts payable ........................................         42,847         113,364
      Payable to clients ............................................         39,667          54,008
      Accrued professional fees .....................................         14,693          19,662
      Accrued payroll and benefits ..................................        228,002         209,461
      Accrued expenses - Allied Health Options ......................         43,088          43,284
      Accrued expenses other ........................................         31,283          13,123
                                                                        ------------    ------------
Total current liabilities ...........................................        486,506         539,065
Long-term capital lease obligations .................................        136,509         146,535
Long-term notes payable, excluding current portion ..................        154,428         165,996
Deferred revenue - Pampa Economic Development Corporation ...........        120,000         120,000
                                                                        ------------    ------------
Total liabilities ...................................................        897,443         971,596
                                                                        ------------    ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         29,519,097 shares issued ...................................        295,191         295,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ...................             --              --
      Less treasury stock at cost, 305,547 shares ...................       (221,881)       (221,881)
      Additional paid-in capital ....................................     18,815,771      18,815,771
      Accumulated deficit ...........................................    (18,213,631)    (18,300,808)
                                                                        ------------    ------------
         Total stockholders' equity .................................        675,450         588,273
                                                                        ------------    ------------
         Total liabilities and stockholders' equity .................   $  1,572,893    $  1,559,869
                                                                        ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
Revenues:
      Billing and collection services......................................         $  1,022,618   $    825,381
      Coding services......................................................         $     47,133   $     45,483
      Other revenues.......................................................               23,719         15,375
                                                                                    ------------   ------------
         Total revenues....................................................            1,093,470        886,239

Expenses:
      Wages and benefits...................................................              745,340        591,587
      Selling, general and administrative..................................              188,647        160,269
      Office, vehicle and equipment rental.................................                4,838          5,961
      Depreciation and amortization........................................               41,257         19,054
      Professional fees....................................................               18,006         20,507
      Interest, net........................................................                8,205          3,371
                                                                                    ------------   ------------
      Total expenses.......................................................            1,006,293        800,749
                                                                                    ------------   ------------

Net income.................................................................         $     87,177   $     85,490
                                                                                    ============   ============

Basic earnings per common share:

      Net income...........................................................         $      .0030   $      .0029
                                                                                    ============   ============

Weighted average shares outstanding........................................           29,213,550     29,210,217

Diluted earnings per common share:

      Net income...........................................................         $      .0028   $      .0027
                                                                                    ============   ============

Weighted average shares outstanding.......................................            30,655,568     31,314,000





The accompanying notes are an integral part of these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2004          2003
                                                                              ----------    ----------
Cash flows from operating activities:
      Net income ..........................................................   $   87,177    $   85,490
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases .................        9,460         2,528
              Depreciation of fixed assets ................................       31,797        16,526
         Changes in assets and liabilities:
              Restricted cash .............................................       11,995       (20,020)
              Accounts receivable .........................................      187,073        35,130
              Factor reserve ..............................................     (203,016)     (129,515)
              Prepaid expenses and other assets ...........................      (15,565)       (1,844)
              Accounts payable ............................................      (70,517)       26,492
              Payable to clients ..........................................      (14,341)       19,905
              Accrued liabilities .........................................       31,536        20,512
                                                                              ----------    ----------
Net cash provided by operating activities .................................       55,599        55,204

Cash flows from investing activities:
      Purchase of equipment and software ..................................       (5,786)       (9,282)
      Capitalized software development ....................................      (11,300)      (19,295)
                                                                              ----------    ----------
Net cash used in investing activities .....................................      (17,086)      (28,577)
                                                                              ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations ..............................       (9,801)      (17,144)
      Repayment of notes ..................................................      (11,030)       (4,713)
                                                                              ----------    ----------
Net cash used in financing activities .....................................      (20,831)      (21,857)
                                                                              ----------    ----------
Increase in cash and cash equivalents .....................................       17,682         4,770
Cash and cash equivalents at beginning of period ..........................       62,851        51,760
                                                                              ----------    ----------
Cash and cash equivalents at end of period ................................   $   80,533    $   56,530
                                                                              ==========    ==========

Supplemental disclosures:
Cash paid for interest ....................................................   $    8,205    $    3,371
Non-cash investing and financing activities:
Additions to Capital Lease Obligations ....................................   $       --    $   47,717







The accompanying notes are an integral part of these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATMENTS


Note 1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United Moneycorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2003 included in the Company's Form 10-K.

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

                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first quarter of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.


                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At March 31, 2004 and December 31, 2003, UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor Reserve as of March 31, 2004 and December 31, 2003 were as follows:

                                                   March 31,    December 31,
                                                     2004           2003
                                                 ------------   ------------

Required Reserve .............................   $         --   $         --
Available Reserve ............................        204,329          1,313
                                                 ------------   ------------
Factor Reserve at end of period...............   $    204,329   $      1,313
                                                 ============   ============


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATMENTS



                             SFAS NO. 148 PRO FORMA

      Pro forma net income (loss) and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:


                                                               Three Months Ended March 31
                                                              -----------------------------
                                                                  2004             2003
                                                              ------------     ------------
      Pro forma impact of fair value method (FAS 148)
      Net income ..........................................   $     87,177     $     85,490
      SFAS No. 148 employee compensation cost .............         (1,066)          (2,078)
                                                              ------------     ------------
      Pro forma net income ................................         86,111           83,412

      Earnings per common share
      Basic as reported ...................................   $      .0030     $       .0029
      Diluted as reported .................................          .0028             .0027
      Basic - pro forma ...................................          .0029             .0029
      Diluted - pro forma .................................   $      .0028     $       .0026

      Weighted average Black-Scholes fair value assumptions

      Risk free interest rate .............................           2.5%              2.5%
      Expected life .......................................       10 years          10 years
      Expected volatility .................................           228%              230%
      Expected dividend yield .............................             --                --




                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


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

                          LOSS OF SIGNIFICANT CUSTOMERS

      On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Services of New Mexico ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. PHS management also stated that UMC would continue to receive placements of accounts from PHS through March 31, 2004. UMC management expects revenues from PHS to ramp down rapidly during the second quarter of 2004. This contract provided revenues of $549,371, $2,434,000, $2,246,000 and $1,744,000, which represented 50%, 62%, 65%, and 63% of total revenue for the first quarter of 2004 and for the years 2003, 2002, and 2001 respectively.

      On May 4, 2004, the Company received notification from management of Hamilton Hospital ("Hamilton") that they would be canceling their contract with UMC for day one claims management services effective June 24, 2004, which is the end of the initial one-year contract term. Hamilton management praised the work that UMC has done for them during the term of the contract, but cited cost considerations as the reason for termination. This contract generated revenue of $118,000 during 2003 and $81,492 during the first quarter of 2004, which represented 3% and 7.5% of 2003 and first quarter 2004 gross revenue respectively.

                                SUBSEQUENT EVENTS

      On May 7, 2004, the Company executed a contract with a hospital in East Texas for day one claims management, early stage patient balance collection, and bad debt patient balance collection services. This contract supercedes a contract that was executed on February 23, 2004 for early stage patient balance and bad debt patient balance collection services. UMC management anticipates that this contract will generate combined revenue of $115,000 during the second quarter of 2004, $270,000 during the third quarter, and $315,000 in the fourth quarter of 2004.

      On April 23, 2004, the Company's Chairman and CEO, Peter W. Seaman, exercised a warrant to purchase 1,500,000 shares of UMC common stock. This warrant was issued to Mr. Seaman on December 28, 1999 with a $0.00 exercise price, as incentive to reposition the Company such that his personal guarantee would no longer be required on the Company's factoring agreement, or other financing arrangements. These warrants became fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source, and (ii) the Company qualifying for bank credit for which personal guarantees are not required or,
(iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. Requirements (i) and (ii) were met, and the warrant became exercisable on December 23, 2003.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


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

o From 2000 to 2004 the annual budget for UMC's sales and marketing department has increased from $0 to $299,000. In 2003 the Company's actual expenses for sales and marketing were $233,000 compared to $117,000 in 2002 and $15,000 in 2001.

o From June 24, 2003 through May 10, 2004, the Company has executed the following new contracts:

      o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
      o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract is only two months, with an option to renegotiate the fee structure for ongoing billing at the end of the term.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
      o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
      o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.
      o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.
      o A collection services contract for bad debt patient balance accounts was executed on December 10, 2003 with a hospital in South Texas.
      o A coding services contract with two hospitals in Central Texas was executed on November 28, 2003.
      o A collection services contract for early stage patient balance accounts was executed on November 20, 2003 with a hospital in West Texas.
      o A coding services contract for overflow coding was executed with a hospital in East Texas was executed on November 5, 2003
      o A collection services contract for bad debt patient balance accounts was executed on September 15, 2003 with a hospital in West Texas.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


      o A medical claims management contract for claims follow up and patient balance collections was executed on August 28, 2003 with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on August 6, 2003 with a hospital in West Texas.
      o A medical claims management contract for day one billing and follow up was executed on June 24, 2003, with a hospital located in Central Texas. UMC management has received notice of this customer's intention to cancel this contract at June 24, 2004 (the end of the initial contract term), due to cost considerations.

      Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels. However, there can be no assurance that UMC will be successful in obtaining enough new business to replace the lost business from PHS.

                     REVENUE AND EARNINGS GUIDANCE FOR 2004

      As of the date of this report, management's projection of annualized revenues from the new contracts listed above falls within a range between 58% and 94 % of the 2003 total revenues from PHS. With the remaining revenue to be received during 2004 from PHS during the ramp down phase, the new contracts described above along with other existing customers are projected to place the Company's 2004 revenues between 90% and 105% of 2003 revenues. In addition, management believes it will acquire additional new contracts in 2004 that will make up most if not the entire amount of revenue lost from PHS. Due to uncertainties regarding the profitability of new customer contracts, net income may deviate from historical amounts. If management is unable to successfully develop and implement new profitable customer contracts and new service lines, payroll expense will be scaled down to the level required to service existing contracts, without sacrificing quality of service. If this adjustment in headcount is not sufficient to bring expenses in line with revenue and future cash requirements, management will be required to adopt other alternative strategies, which may include but are not limited to, actions such as further reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice.


                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                  2004                   2003                            2002                        2001
                 -------   ------------------------------  ------------------------------  ----------------------
                 Quarter               Quarter                         Quarter                     Quarter
                 -------   ------------------------------  ------------------------------  ----------------------
                  First    Fourth  Third   Second  First   Fourth  Third   Second  First   Fourth  Third   Second
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------

Number of Claims
 Accepted for
  Processing:
   Ongoing        36,869   36,740  42,001  31,282  30,549  32,602  43,522  43,761  34,012  21,818  11,905  13,161
   Backlog            --       --      --      --      --      --      --      --      --      --      --      --
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Total         36,869   36,740  42,001  31,282  30,549  32,602  43,522  43,761  34,012  21,818  11,905  13,161


Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
   Ongoing        34,232   40,723  36,662  24,272  23,033  26,717  30,772  22,085  23,336  14,221   8,864   8,382
   Backlog            --       --      --      --      --      --      --      --      --      --      --      --
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Total         34,232   40,723  36,662  24,272  23,033  26,717  30,772  22,085  23,336  14,221   8,864   8,382

 Collection $
   (000's)
   Ongoing         8,780    7,897   6,923   6,098   5,010   6,126   6,091   4,840   4,710   4,470   4,147   4,307
   Backlog            --       --      --      --      --      --      --      --       6      11      80     387
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Total          8,780    7,897   6,923   6,098   5,010   6,126   6,091   4,840   4,716   4,481   4,227   4,694

 Fees Earned
   (000's)
   Ongoing           560      522     500     448     460     460     471     405     401     301     298     290
   Backlog            --       --      --      --      --      --      --      --       1       2      13      35
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
    Total            560      522     500     448     460     460     471     405     404     303     311     325

 Average Fee %
   Ongoing          6.4%     6.6%    7.2%    7.3%    8.6%    7.5%    7.7%    8.4%    8.5%    6.7%    7.2%    6.7%
   Backlog           --%      --%     --%     --%     --%     --%     --%     --%   16.6%   18.2%   16.3%    9.0%


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


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


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

                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                  2004                   2003                            2002                        2001
                 -------   ------------------------------  ------------------------------  ----------------------
                 Quarter               Quarter                         Quarter                     Quarter
                 -------   ------------------------------  ------------------------------  ----------------------
                  First    Fourth  Third   Second  First   Fourth  Third   Second  First   Fourth  Third   Second
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------

      UMY
-----------------
    Number of
Accounts Accepted
 for Collection:
    (000's)
   Early out      37,828   37,336  34,601  24,330  11,266  13,859  17,818  17,250  26,977  27,413  28,537  42,351
   Bad debt       21,728   38,092  27,390  15,448  15,322  26,281  16,430  14,815  20,028  25,811     932     587
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total          59,556   75,428  61,991  39,778  26,588  40,140  34,248  32,065  47,005  53,224  29,469  42,938
Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out      38,110   32,808  30,561  17,897  10,815  12,021  13,424  14,022  22,611  20,724  20,972  30,834
   Bad debt       14,067   24,693  16,993  12,379  12,547  15,934   9,714  10,476  12,959  17,035     762     576
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total           52,177  57,501  47,554  30,276  23,362  27,955  23,138  24,478  35,570  37,759  21,734  31,410

 Collection $
    (000's)
   Early out       2,679    2,535   1,862   1,105     949   1,220   1,563   2,004   2,444   2,433   3,810   3,904
   Bad debt        1,140    1,301   1,283   1,074   1,155     909     939     895     745     422      57      64
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total           3,819    3,836   3,145   2,179   2,104   2,129   2,502   2,899   3,189   2,855   3,867   3,968

  Fees Earned
    (000's)
   Early out         222      202     182     132     113     131     157     187     227     215     356     370
   Bad debt          241      279     279     226     252     203     208     186     152      94       9      10
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total             463      481     461     358     365     334     365     373     379     309     365     380

Average Fee %
   Early out        8.3%     8.0%    9.7%   11.9%   11.9%   10.7%   10.0%    9.3%    9.3%    8.8%    9.3%    9.5%
   Bad debt        21.3%    21.4%   21.7%   21.0%   22.1%   22.3%   22.1%   20.8%   20.4%   22.2%   15.8%   15.6%


      For placements of collection accounts, there is typically a time lag of approximately 15 to 45 days from contract execution to electronic transfer of accounts from the customer. In a few cases, collection accounts are transferred to UMY via hard copy media, which requires UMY employees to manually enter collection account data into the UMY system. Collection fee percentages charged to the customer vary depending on the service provided, the age and average balance of accounts.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations



                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                          Three Months
                                                         Ended March 31,
                                                      -------------------
                                                        2004       2003
                                                      --------   --------
   Revenue ........................................     100.0%     100.0%
                                                      --------   --------

     Wages and benefits ...........................      68.2       66.8
     Selling, general and administrative ..........      17.3       18.1
     Office, vehicle and equipment rental .... ....        .4         .7
     Depreciation and amortization ................       3.8        2.1
     Professional fees ............................       1.6        2.3
     Interest, net ................................        .7         .4
                                                      --------   --------
     Total expenses ...............................      92.0       90.4
                                                      --------   --------
     Net income ...................................       8.0%       9.6%
                                                      ========   ========


Comparison  of the Quarter  Ended March 31, 2004 to the Quarter  Ended March 31,
2003

       Revenues increased $207,000, or 23% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $560,000 in the current quarter increased by $100,000 compared to the same quarter in 2003 primarily as a result of the addition of five new ongoing accounts receivable management contracts signed after the first quarter of 2003. These contracts produced revenue of $144,000 during the first quarter of 2004. The Company also recognized an $8,000 increase in revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This increase in revenue was offset by decreased revenue of $23,000 from an ongoing accounts receivable management services contract that was signed March 22, 2000. During the first quarter of 2003, the Company also recognized revenue of $29,000 from a contract dated August 1, 2002, that was terminated in December 2002. This contract did not generate any revenue during the first quarter of 2004.

o Collection Agency Services revenue of $463,000 in the current quarter increased by $98,000 compared to the same quarter of 2003, due primarily to the addition of eighteen new contracts for collection services that were signed after the first quarter of 2003. These contracts produced revenue of $116,000 during the first quarter of 2004. The Company also received increased revenues from a contract signed April 5, 2002. This contract provided revenues of $41,500 and $100 during the first quarter of 2004 and 2003 respectively. This increased revenue was partially offset by reduced revenue from a collection agency services contract that was executed in March of 2000. This contract provided revenue of $276,000 and $306,000 during the first quarter of 2004 and 2003 respectively. Collection agency services revenue was also decreased as the result of the termination of a collection agency services revenue contract in February 2003 that was executed in August 2001. This contract provided revenue of $400 and $17,500 during the first quarter of 2004 and 2003 respectively. Revenue from other collection agency services contracts decreased by $12,000 during the first quarter of 2004 as compared to the first quarter of 2003.


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


o Coding Services revenue -Revenue from coding services of $47,000 during the first quarter of 2004 increased by $2,000 compared to first quarter of 2003. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.


                   ONLINE CODING SERVICES - PROCESSING VOLUME

                                     2004                 2003                   2002
                                   -------  ------------------------------  --------------
                                   Quarter              Quarter                Quarter
                                   -------  ------------------------------  --------------
                                    First   Fourth  Third   Second  First   Fourth  Third
                                   ------  ------  ------  ------  ------  ------  ------
      UMY
---------------
Number of Claims accepted
for Coding:

Inpatient                              832     303     177     213     161     140       9
Outpatient                             699   1,007     734     761     553     201      --
                                    ------  ------  ------  ------  ------  ------  ------
   Total                             1,531   1,310     931     974     714     341       9



o Other Income of $23,700 in the current quarter consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC")of $17,500; Interest charges on past due invoices of $4,000; and installation charges and service fees for the Medical Records Storage service of $2,200. Other income during the first quarter of 2003 consisted of $15,400 in incentives from the PEDC.

      Wages and benefits expense increased $154,000 or 26% due primarily to increased headcount. Average headcount for the first quarter of 2004 was 117, compared to an average headcount of 87 during the first quarter of 2003. Wage and salary expense was $542,184 during the first quarter of 2004 compared to $431,792 during the first quarter of 2003. Wage and benefits expense also increased as a result of having more employees eligible for health, life, dental, and disability benefits that are provided by the Company for employees who have completed 90 days of employment with UMC. The Company had 86 employees enrolled in such benefit plans during March of 2004, compared to 72 during March of 2003. Premiums paid for these employee benefits totaled $83,247 during the first quarter of 2004 compared to $59,716 during the first quarter of 2003. Other payroll expenses, which include taxes, vacation accrual, and workers compensation premiums, totaled $119,909 during the first quarter of 2004, compared to $100,079 during the first quarter or 2003.

      Selling, general and administrative expense increased $28,000 or 18% primarily due to increases in postage, $11,500; travel $7,000; and taxes and insurance expense, $7,500. The increase in postage expense was the result of an increase in collection letters sent during the first quarter of 2004, due to increased customer placements of collection accounts. The increase in travel expense was the result of increased travel required by a larger customer base, and increased activity in the sales and marketing department. The increase in taxes and insurance expense was primarily the result of the accrual of Texas state franchise tax expense during the first quarter of 2004. Texas state franchise tax was not accrued during the previous year due to the availability of net operating loss carryforwards to offset taxable income. These increased expenses were partially offset by a decrease in factoring fees of $5,000 during the current year quarter. The Company factored invoices during the first two weeks of the first quarter of 2004, but factored invoices for the entire first quarter of 2003. All other SG&A expenses increased by a net $7,000 during the first quarter of 2004 as compared to the first quarter of 2003.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


      Office, vehicle and equipment rental expense decreased $1,000 or 19% primarily due to the vehicle lease expense that was incurred during the first quarter of 2003. The Company did not incur vehicle lease expense during the first quarter of 2004.

      Depreciation and amortization expense increased $22,000 or 117% as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003, and additions of approximately $17,000 during the first quarter of 2004.

      Professional fees expense decreased $2,500 or 12% due to primarily to legal fees of $4,000 incurred during the first quarter of 2003. No legal fees were incurred during the first quarter of 2004. This decrease in legal fees was partially offset by an increase in director fees as a result of an increased number of members on the Company's board of directors in the first quarter of 2004 as compared to the first quarter of 2003.

      Interest expense increased $5,000 or 143% due to interest expense incurred on two capital leases, four auto loans, and an unsecured line of credit that were added after the first quarter of 2003.

      Net Income for the current quarter increased to $87,177 from net income of $85,490 for the same quarter in the previous year, due primarily to the increase in revenues offset by the increased costs for wages and benefits; selling, general and administrative expenses; and depreciation and amortization expense as described above.

Liquidity and Capital Resources

      At March 31, 2004, the Company's liquid assets, consisting of cash, totaled $80,533 plus unencumbered cash due from the factoring company of $204,329, compared to cash of $62,851 and unencumbered cash due from the factoring company of $ 1,313 at December 31, 2003. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $413,000 at March 31, 2004 compared to working capital of $324,000 at December 31, 2003.

      Operating activities during the current quarter provided cash of $56,000 compared to cash of $55,000 provided by operating activities during the same period of 2003.

      Cash of $6,000 was expended on investing activities during the current quarter for the purchase of equipment, and $11,000 was expended for new internal software development. The Company expended cash of $28,500 for investing activities during the same period of 2003.

      Financing activities during the current quarter used cash of $21,000 and consisted of principal payments totaling $11,000 for notes payable plus principal payments on capital lease obligations totaling $10,000. Financing activities during the same quarter of 2002 used cash of $22,000 and consisted of principal payments totaling $5,000 for notes payable and principal payments on capital lease obligations totaling $17,000.

      During the current quarter, cash flow from operations was adequate to cover all working capital and liquidity requirements. Despite the loss of the contract with PHS as described in the Company's Form 10-K for the year ended December 31, 2003, management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's lines of credit, factoring agreement, incentives under the Economic Development and Incentive Agreement, capital leases and other potential financing should be sufficient to support the Company's cash requirements.

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                     Managements Discussion and Analysis of
                  Financial Condition and Results of Operations


                          CRITICAL ACCOUNTING POLICIES


      Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in our 2003 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At March 31, 2004 there were no factored invoices outstanding.

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first quarter of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.


Item 4 - Controls and Procedures.

       In order to ensure that the information that UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of May 4, 2004, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since May 4, 2004.

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

    31-2      Section 302 - Certification of Chief Financial Officer

    32-1      Section 906 - Certification of Chief Executive Officer

    32-2      Section 906 - Certification of Chief Financial Officer

    99.1      Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

            1) On February  20, 2004 the Company  furnished a Current  Report on
               Form 8-K attaching a press release reporting notification from the Company's largest customer of its intent to re-bid or bring back in-house all work currently outsourced to the Company.
            2) On March 18, 2004 the Company  furnished a Current Report on Form
               8-K attaching a press release reporting notification from the Company's largest customer that the Company was not selected to provide ongoing services for the customer.
            3) On March 31, 2004 the Company  furnished a Current Report on Form
               8-K attaching a press release reporting the Company's financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (Registrant)



By:   /s/ Nathan E. Bailey                           Date: May 12, 2004
      -------------------------------------                ------------
      Nathan E. Bailey
      Vice President and Controller
      (Principal Accounting Officer)