Form 10-Q
period 2004-06-30
UNITED MEDICORP INC
filed 2004-08-12
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      As of August 9, 2004, there were outstanding 30,713,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1. Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2004 and
              December 31, 2003...........................................    1

         Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2004 and 2003...........    2

         Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2004 and 2003.........................    3

         Notes to the Condensed Consolidated Financial Statements.........    4

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............    6

ITEM 3.  Quantitative and Qualitative Disclosures
              About Market Risk...........................................   16

ITEM 4.  Controls and Procedures..........................................   16




                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................   17
ITEM 2.  Changes in Securities............................................   17
ITEM 3.  Defaults Upon Senior Securities..................................   17
ITEM 4.  Submission of Matters to a Vote of Security Holders..............   17
ITEM 5.  Other Information................................................   17
ITEM 6.  Exhibits and Reports on Form 8-K.................................   18

Signatures   .............................................................   18



                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                         June 30,     December 31,
                                                                           2004            2003
                                                                      ------------    ------------
                                ASSETS

Current assets:
      Cash and cash equivalents ...................................   $    471,441    $     62,851
      Restricted cash .............................................        109,323          60,365
      Accounts receivable, net of allowance for doubtful accounts
         of $417 in 2003 and 2002 .................................        751,543         707,301
      Deposits with factor ........................................          2,045           1,313
      Prepaid expenses and other current assets ...................         11,435          31,106
                                                                      ------------    ------------
Total current assets ..............................................      1,345,787         862,936
Other non-current assets ..........................................         19,123          18,773
Property and equipment, net of accumulated depreciation of $861,592
      and $817,554 respectively ...................................        344,957         381,354
Developed and purchased software net of accumulated amortization of
      $225,678 and $205,661 respectively ..........................         86,242          92,527
Assets under capital leases, net of accumulated amortization of
      $251,434 and $232,514, respectively .........................        185,496         204,279
                                                                      ------------    ------------
Total assets ......................................................      1,981,605       1,559,869
                                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................         42,574          41,177
      Current portion of notes payable ............................         58,063          44,986
      Trade accounts payable ......................................         57,928         113,364
      Payable to clients ..........................................         97,729          54,008
      Accrued professional fees ...................................         15,541          19,662
      Accrued payroll and benefits ................................        247,466         209,461
      Accrued expenses - Allied Health Options ....................         42,892          43,284
      Accrued expenses other ......................................         44,387          13,123
                                                                      ------------    ------------
Total current liabilities .........................................        606,580         539,065
Long term capital lease obligations ...............................        125,261         146,535
Long term notes payable, excluding current portion ................        238,744         165,996
Deferred revenue - Pampa Economic Development Corporation .........        120,000         120,000
                                                                      ------------    ------------
Total liabilities .................................................      1,090,585         971,596
                                                                      ------------    ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 and 29,519,097 shares issued, respectively ....        310,191         295,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................           --              --
      Less treasury stock at cost, 350,547shares ..................       (223,456)       (221,881)
      Additional paid-in capital ..................................     18,800,771      18,815,771
      Retained deficit ............................................    (17,996,486)    (18,300,808)
                                                                      ------------    ------------
Total stockholders' equity ........................................        891,020         588,273
                                                                      ------------    ------------
Total liabilities and stockholders' equity ........................   $  1,981,605    $  1,559,869
                                                                      ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements




                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                        2004          2003          2004          2003
                                                    -----------   -----------   -----------   -----------
Revenues:
      Billing, collection, and coding services...   $ 1,163,937   $   805,167   $ 2,186,556   $ 1,630,548
      Coding services ...........................        61,591        46,986       109,723        92,469
      Other revenues ............................        17,463        15,250        40,182        30,625
                                                    -----------   -----------   -----------   -----------
         Total revenues .........................     1,242,991       867,403     2,336,461     1,753,642

Expenses:
      Wages and benefits ........................       703,812       606,596     1,449,152     1,198,183
      Selling, general and administrative .......       249,305       165,530       437,952       325,799
      Depreciation and amortization .............        41,717        22,572        82,974        41,626
      Office, vehicle and equipment rental ......         3,500         4,369         8,338        10,330
      Professional fees .........................        19,502        24,857        37,509        45,364
      Interest, net .............................         8,010         4,609        16,214         7,981
      Loss on disposal of assets ................          --            --            --            --
      Provision for doubtful accounts ...........          --            --            --            --
                                                    -----------   -----------   -----------   -----------
      Total expenses ............................     1,025,846       828,533     2,032,139     1,629,283
                                                    -----------   -----------   -----------   -----------
Net income ......................................   $   217,145   $    38,870   $   304,322   $   124,359
                                                    ===========   ===========   ===========   ===========

Basic earnings per common share:

      Net income ................................   $    0.0072   $    0.0013   $    0.0102   $    0.0043
                                                    ===========   ===========   ===========   ===========

Weighted average shares outstanding .............    29,963,550    29,213,550    29,713,550    29,211,884
Diluted earnings per common share:

      Net income ................................   $    0.0069   $    0.0012   $    0.0097   $    0.0040
                                                    ===========   ===========   ===========   ===========

Weighted average shares outstanding .............    31,416,308    31,200,000    31,372,687    31,319,500





The accompanying notes are an integral part of these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          2004          2003
                                                                       ----------    ----------
Cash flows from operating activities:
      Net income ...................................................   $  304,322    $  124,359
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ..........       19,318         4,742
              Depreciation of fixed assets .........................       63,656        36,884
              Changes in assets and liabilities:
              Restricted cash ......................................      (48,958)       10,625
              Accounts receivable, gross ...........................      (44,242)       24,932
              Factor reserve .......................................         (732)      (76,335)
              Prepaid expenses and other assets ....................       19,321       (34,665)
              Accounts payable .....................................      (55,436)       15,136
              Payable to clients ...................................       43,721       (13,020)
              Accrued liabilities ..................................       64,756        (3,350)
                                                                       ----------    ----------
Net cash provided by operating activities ..........................      365,726        89,308
                                                                       ----------    ----------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements      (10,323)      (64,375)
      Capitalized software development .............................      (11,300)      (32,605)
      Proceeds from sale of equipment ..............................          114         1,500
                                                                       ----------    ----------
Net cash used in investing activities ..............................      (21,509)      (95,480)
                                                                       ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations .......................      (19,877)      (21,287)
      Repayment of notes payable ...................................      (16,175)       (9,003)
      Purchase of treasury stock ...................................       (1,575)           50
      Net proceeds from bank lines of credit .......................      102,000        27,350
                                                                       ----------    ----------
Net cash used in financing activities ..............................       64,373        (2,890)
                                                                       ----------    ----------
Increase (decrease) in cash and cash equivalents ...................      408,590        (9,062)
Cash and cash equivalents at beginning of period ...................       62,851        51,760
                                                                       ----------    ----------
Cash and cash equivalents at end of period .........................   $  471,441    $   42,698
                                                                       ==========    ==========

Supplemental disclosures:
Cash paid for interest .............................................   $   16,214    $    7,981
Non cash investing and financing activities:
Additions to Capital Lease Obligations .............................   $     --      $   47,717





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

                        ACCOUNTS RECEIVABLE CONCENTRATION

The following table shows the concentration of total net accounts receivable at June 30, 2004 and December 31, 2003. There was a significant change in the concentration of the Company's accounts receivable due to the cancellation of a significant contract as of March 31, 2004 and the addition of two new significant contracts in March and May of 2004. As of the date of the filing of this form 10Q, management does not anticipate any problems in collecting its accounts receivable.

                                                      06/30/04       12/31/03
                                                     ----------     ----------
      Customer A...............................              7%            63%
      Customer B...............................              1              3
      Customer C...............................             44             --
      Customer D...............................             23             --
      Other customers..........................             25             34
                                                     ----------     ----------
                                                           100%           100%
                                                     ==========    ===========


                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first six months of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.


                      UNITED MEDICORP, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements



                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At June
30, 2004 and December 31, 2003, UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor
Reserve as of June 30, 2004 and December 31, 2003 were as follows

                                                      June 30,     December 31,
                                                         2004           2003
                                                    ------------   ------------

Required Reserve.................................   $       --     $       --
Available Reserve................................          2,045          1,313
                                                    ------------   ------------
Factor Reserve at end of period..................   $      2,045   $      1,313
                                                    ============   ============


                             SFAS NO. 148 PRO FORMA

      Pro forma net income and earnings per share  presented  below  reflect the results of the  Company for the first six months of the  respective  years as if the fair value based  accounting  method described in SFAS No. 148 had been used to account  for stock and  warrant-based  compensation  costs,  net of taxes and forfeitures of prior year grants:
                                                                      Three Months               Six Months
                                                                -----------------------   -----------------------
                                                                     Ended June 30             Ended June 30
                                                                -----------------------   -----------------------
                                                                   2004         2003         2004         2003
                                                                ----------   ----------   ----------   ----------

      Pro forma impact of fair value method (FAS 148)
      Net income .........................................      $  217,145   $   38,870   $  304,322   $  124,359
      SFAS No. 148 employee compensation cost.............          (1,885)      (2,045)      (2,951)      (4,123)
                                                                ----------   ----------   ----------   ----------
      Pro forma net income ...............................         215,260       36,825      301,371      120,236

      Earnings per common share
      Basic as reported....................................     $    .0072   $    .0013   $    .0102   $    .0043
      Diluted as reported..................................          .0069        .0012        .0097        .0040
      Basic - pro forma...................................           .0072        .0013        .0101        .0041
      Diluted - pro forma.................................      $    .0069   $    .0012   $    .0096   $    .0038

      Weighted average Black-Scholes
      fair value assumptions

      Risk free interest rate..............................           2.5%         2.5%         2.5%         2.5%
      Expected life........................................       10 years     10 years     10 years     10 years
      Expected volatility.................................            230%         230%         230%         230%
      Expected dividend yield.............................            --           --           --           --


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


                          LOSS OF SIGNIFICANT CUSTOMERS

      On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Services of New Mexico ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues ramped down rapidly through the second quarter. This contract provided revenues of $788,757, $2,434,000, $2,246,000 and $1,744,000, which represented 34%, 62%, 65%, and 63% of total revenue for the first six months of 2004 and for the years 2003, 2002, and 2001 respectively.

      On May 4, 2004, the Company received notification from management of Hamilton Hospital ("Hamilton") that they would be canceling their contract with UMC for day one claims management services effective June 24, 2004, which is the end of the initial one-year contract term. Hamilton management praised the work that UMC has done for them during the term of the contract, but cited cost considerations as the reason for termination. This contract generated revenue of $147,498 and $118,000 during the first six months of 2004 and for the year 2003 which represented 6% and 3% of each period's gross revenue respectively.

      On March 11, 2004, the Company executed a day one claims management agreement with Lubbock Heart Hospital ("LHH"). This contract had an original term of three months and new placements to UMC were discontinued on June 11,

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


2004. This contract generated revenue of $331,000 during the second quarter of 2004, which represented 27% of second quarter 2004 gross revenue. Management expects revenue from this contract to ramp down rapidly during the third quarter of 2004.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $110,000 and $183,000 during the first six months of 2004 and for the year 2003 respectively.

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

o From June 24, 2003 through August 6, 2004, the Company has executed the following new contracts:

      o On July 8, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
      o On July 1, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
      o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
      o On May 1, 2004 the Company executed a contract for bad debt second collections with a hospital in South Texas.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
      o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract is only two months, with an option to renegotiate the fee structure for ongoing billing at the end of the term.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
      o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
      o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.
      o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.

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

                     REVENUE AND EARNINGS GUIDANCE FOR 2004

      As of the date of this report, management's projection of annualized revenues from the new contracts listed above falls within a range between 60% and 98 % of the 2003 total revenues from PHS. With the remaining revenue to be received during 2004 from PHS during the ramp down phase, the new contracts described above along with other existing customers are projected to place the Company's 2004 revenues between 86% and 115% of 2003 revenues. In addition, management believes it will acquire additional new contracts in 2004 that will make up most if not the entire amount of revenue lost from PHS. Due to uncertainties regarding the profitability of new customer contracts, UMC management is not able to provide guidance with regard to net income. Net income as a percentage of revenue may deviate from historical norms. If management is unable to successfully develop and implement new profitable customer contracts and new service lines, payroll expense will be scaled down to the level required to service existing contracts, without sacrificing quality of service. If this adjustment in headcount is not sufficient to bring expenses in line with revenue and future cash requirements, management will be required to adopt other alternative strategies, which may include but are not limited to, actions such as further reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.


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

                                                   CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                         2004                       2003                                2002                       2001
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                       Quarter                    Quarter                             Quarter                    Quarter
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing        26,250   36,869   36,740   42,001   31,282   30,549   32,602   43,522   37,952   34,012   21,818   11,905
    Backlog         1,588       --       --       --       --       --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         27,838   36,869   36,740   42,001   31,282   30,549   32,602   43,522   37,952   34,012   21,818   11,905

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing        84,830   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336   14,221    8,864
    Backlog         4,733       --       --       --       --       --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         89,563   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336   14,221    8,864

 Collections $
    (000's)
    Ongoing        20,635    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,837    4,710    4,470    4,147
    Backlog             4       --       --       --       --       --       --       --       --        6       11       80
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         20,639    5,010    6,126    6,091    4,837    4,716    4,481    4,227    4,694    4,646    5,366    8,653

 Fees Earned $
    (000's)
    Ongoing           830      560      522      500      448      460      460      471      408      416      301      298
    Backlog            --       --       --       --       --       --       --       --       --        1        2       13
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            858      560      522      500      448      460      460      471      408      417      303      311

 Average Fee %
    Ongoing          4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%     7.7%     8.4%     8.8%     6.7%     7.2%
    Backlog            --       --       --       --       --       --       --       --    16.6%    18.2%    16.3%


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

                     COLLECTION SERVICES - PROCESSING VOLUME

                         2004                       2003                                2002                       2001
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                       Quarter                    Quarter                             Quarter                    Quarter
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
-----------------
    Number of
Accounts Accepted
 for Collection:
     (000's)
    Early out      43,803   37,828   37,336   34,601   24,330   11,266   13,859   17,818   17,467   26,963   27,413   28,537
    Bad debt       22,268   21,728   38,092   27,390   15,448   15,322   26,281   16,430   14,598   19,856   25,811      932
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         39,778   59,556   75,428   61,991   39,778   26,588   40,140   34,248   32,065   46,819   53,224   29,469

  Gross $ Amount
   of Accounts
   Accepted for
   Collection
     (000's)
    Early out      50,768   38,110   32,808   30,561   17,897   10,815   12,021   13,424   14,120   22,647   20,724   20,972
    Bad debt        3,598   14,067   24,693   16,993   12,379   12,547   15,934    9,714   10,358   12,880   17,035      762
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         54,366   52,177   57,501   47,554   30,276   23,362   27,955   23,138   24,478   35,527   37,759   21,734

  Collections $
     (000's)
    Early out       2,456    2,679    2,535    1,862    1,105      949    1,220    1,563    2,007    2,449    2,433    3,810
    Bad debt          618    1,140    1,301    1,283    1,074    1,155      909      939      892      740      422       57
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          3,074    3,819    3,836    3,145    2,179    2,104    2,129    2,502    2,899    3,189    2,855    3,867

  Fees Earned $
     (000's)
    Early out         191      222      202      182      132      113      131      157      187      227      215      356
    Bad debt          143      241      279      279      226      252      203      208      186      152       94        9
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            334      463      481      461      358      365      334      365      373      379      309      365

  Average Fee %
    Early out        7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%    10.0%     9.3%     9.3%     8.8%     9.3%
    Bad debt        23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%    22.1%    20.8%    20.4%    22.2%    15.8%


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


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                              Three Months Ended      Six Months Ended
                                                                   June 30,               June 30,
                                                              ------------------     ------------------
                                                                2004      2003         2004      2003
                                                              --------  --------     --------  --------
     Revenue                                                    100%      100%         100%      100%
                                                              --------  --------     --------  --------

     Wages and benefits...................................       57        70            62       68
     Selling, general and administrative..................       20        19            19       18
     Depreciation and amortization........................        3         2             3        2
     Office, vehicle and equipment rental.................       --         1            --        1
     Professional fees....................................        2         3             2        3
     Interest, net, and other (income) expense............        1         1             1        1
     Provision for doubtful accounts......................       --        --            --       --
                                                              --------  --------     --------  --------
     Total expenses.......................................       83         96           87       93
                                                              --------  --------     --------  --------
     Net income ..........................................       17%         4%          13%       7%
                                                              ========  ========     ========  ========


Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

       Revenues increased $376,000 or 43% primarily due to the following:

o Ongoing Claims Management Services revenue of $830,000 in the current quarter increased by $382,000 compared to the same quarter in 2003 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to revenue from six ongoing accounts receivable management services contracts that were executed after the second quarter of 2003. These contracts provided revenue of $574,000 during the second quarter of 2004. The Company also received $14,000 in increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This revenue increase was partially offset by reduced revenue from an ongoing accounts receivable management services contract that was signed March 22, 2000 and was cancelled effective March 31, 2004. This contract provided revenues of $109,000 and $315,000 during the second quarter of 2004 and 2003 respectively

     Of the $574,000 received during the second quarter of 2004 from new contracts, $426,000 was from contracts for which the term was completed during the second quarter. Management is currently seeking renewal of these contracts. If management is not successful in negotiating a renewal, it expects revenue from these contracts to ramp down rapidly during the third quarter of 2004.

o Collection Agency Services revenue of $334,000 in the current quarter was $24,000 less than the amount of collection agency services revenue recognized in the same quarter of 2003, primarily due to loss of the PHS contract in March 2004. This contract provided combined revenue of
      $131,000  and  $305,000  during  the  second  quarter  of  2004  and  2003 respectively. This decrease in revenue was partially offset by revenue from four contracts that were signed after the second quarter of 2003. These contracts provided combined revenue of $122,000 during the first six months of 2004. The Company also received increased revenue from an early stage self pay collections agreement signed April 15, 2003. This contract provided revenue of $41,000 and $5,000 during the second quarter of 2004 and 2003 respectively. Net revenues from other customers decreased by


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      $8,000 during the second quarter of 2004 as compared to the second quarter of 2003.

o     Coding Services  revenue - In April of 2002,  Janice K. Neal joined UMC as
      Vice President of Coding  Services,  and the Company began  providing such services to various  hospitals.  Total revenues from coding  services were
      $62,000  and  $47,000   during  the  second   quarter  of  2004  and  2003
      respectively. During the third quarter of 2002, the Company began offering off-site  coding  services  through its  proprietary  coding web site. The table below  displays the number of claims  accepted and coded through the web site by quarter.

                   ONLINE CODING SERVICES - PROCESSING VOLUME

                                           2004                       2003                       2002
                                     ---------------   ---------------------------------   ---------------
                                         Quarter                    Quarter                    Quarter
                                     ---------------   ---------------------------------   ---------------
                                     Second    First   Fourth    Third   Second    First   Fourth    Third
                                     ------   ------   ------   ------   ------   ------   ------   ------
---------------------------------
     Number of Claims accepted
     for Coding:
         Inpatient                      602      832      303      177      213      161      140        9
         Outpatient                     780      699    1,007      734      761      553      201       --
                                     ------   ------   ------   ------   ------   ------   ------   ------
          Total                       1,382    1,531    1,310      911      974      714      341        9


o Other revenue of $17,000 increased by $2,000 compared to the same quarter of 2003 due to $1,000 in consulting revenue and medical records storage fees recognized during the second quarter of 2004 and incentive income from the Pampa Economic Development Corporation ("PEDC") of $16,000 compared to PEDC incentive income of $15,000 during the previous year quarter.

      Wages and benefits expense increased $97,000 or 16% as a result of multiple factors. Salary and wage expense increased $43,000 as result of the addition of a Director of Claims Operations in September of 2003, a slight increase in headcount and normal merit raises. UMC averaged 91 full time and 11 part time employees during the second quarter of 2004 compared to 89 full time and 10 part time during the second quarter of 2003. Employee benefit cost increased $16,000 as a result more employees being eligible for the Company's benefit plans. During the second quarter of 2004 there was an average of 82 employees enrolled in the Company's group health insurance plan compared to 69 during the second quarter of 2003. Bonus expense increased by $38,000 due to higher performance and annual bonus accruals as a result of increased collection fees and profitability.

      Selling, general and administrative expense increased $84,000 or 51% due primarily to increases in postage $6,000 and office supplies $4,000 as the result of an increase in the number of collection letters sent during the second quarter of 2004; sales commissions $23,000 as a result of increased sales; employee relocation $25,000 as a result of moving UMC's Vice President of Sales from Midland, Texas to Garland Texas; software maintenance $12,000 due to increased claims billing start up projects; Taxes and Insurance $9,000 due to accruals for state franchise tax; and contract labor $5,000 due to reimbursement to a customer for the use of one of its employees for on-site labor.

      Depreciation and amortization expense increased $19,000 or 85% as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003, and additions of approximately $22,000 during the first six months of 2004.

      Office, vehicle and equipment rental expense decreased $800 or 20% primarily due to the completion of the lease term on a 2000 Toyota Avalon in April of 2003.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Professional fees decreased $5,000 or 22% due to primarily to legal fees of $11,000 incurred during the second quarter of 2003 compared to legal fees of $2,000 incurred during the first quarter of 2004. This decrease in legal fees was partially offset by an increase in audit and accounting fees of $3,000 and an increase in other professional fees of $1,000.

      Interest expense increased $3,400 due to interest incurred on a capital lease, three auto loans, and two unsecured lines of credit that were added after the second quarter of 2003.


Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

       Revenues increased $583,000 or 33% primarily due to the following:

o Ongoing Claims Management Services revenue of $1,390,000 in the current six-month period increased by $482,000 compared to the first six months of 2003 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to revenue from seven ongoing accounts receivable management services contracts that were executed after the second quarter of 2003. These contracts provided revenue of $718,000 during the second quarter of 2004. The Company also received $22,000 in increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This revenue increase was partially offset by reduced revenue from an ongoing accounts receivable management services contract that was signed March 22, 2000 and was cancelled effective March 31, 2004. This contract provided revenues of $382,000 and $611,000 during the first six months of 2004 and 2003 respectively. During the first six months of 2003, the Company also recognized revenue of $29,000 from a contract dated August 1, 2002, that was terminated in December 2002. This contract did not generate any revenue during the first six months of 2004

      Of the $718,000 received during the first six months of 2004 from new contracts, $481,000 was from contracts for which the term was completed during the second quarter. Management is currently seeking renewal of these contracts. If management is not successful in negotiating a renewal, it expects revenue from these contracts to ramp down rapidly during the third quarter of 2004.

o Collection Agency Services revenue of $797,000 in the current six-month period increased by $75,000 compared to the same period of 2003, primarily due to revenue from seventeen contracts that were signed after the second quarter of 2003. These contracts provided combined revenue of $192,000 during the first six months of 2004. The Company also received increased revenue from an early stage self pay collections agreement signed April 15, 2003. This contract provided revenue of $86,000 and $5,000 during the fist six months of 2004 and 2003 respectively. This increased revenue was partially offset by reduced revenue from an early stage self-pay collections and bad debt collection agreement signed March 13, 2000 and cancelled March 31, 2004. This contract provided combined revenue of $407,000 and $610,000 during the second quarter of 2004 and 2003 respectively. Net revenues from other customers increased by $5,000 during the first six months of 2004 as compared to the first six months of 2003.

o Coding Services revenue - In April of 2002, Janice K. Neal joined UMC as Vice President of Coding Services, and the Company began providing such services to various hospitals. Total revenues from coding services were $110,000 and $92,000 during the first six months of 2004 and 2003 respectively.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


o Other revenue of $40,000 during the current six-month period increased by $9,000 compared to the same six-month period of 2003. For the first six months of 2004, other income consisted of $33,600 of PEDC incentive income, $700 in consulting fee income, $4,000 of interest income, and $1,700 in installation and service fees for medical records storage. Other income consisted of PEDC incentive income of $31,000 during the first six months of 2003.

      Wages and benefits expense increased $251,000 or 11% due primarily to increased headcount. The Company averaged 98 full time and 11 part time employees during the first six months of 2004 compared to 87 full time and 9 part time during the first 6 months of 2003. Salary and wage expense increased by $153,000, payroll tax expense $12,000, and employee benefit cost increased $46,000 during the first six months of 2004 as compared to the first six months of 2003. Bonus expense increased $40,000 during the current six-month period due to higher performance bonuses paid and higher annual bonus accruals as a result of increased fees and profitability.

      Selling, general and administrative expense increased $112,000 or 34% primarily due to increases in postage $17,000 and office supplies $7,000 due to an increase in the number of collection letters sent during the first six months of 2004; sales commissions $24,000 and telephone expense $3,000 as a result of increased business and sales; employee relocation $25,000 as a result of moving UMC's Vice President of Sales from Midland, Texas to Garland Texas; software maintenance and system usage fees $14,000 due to increased claims billing start up projects and an increase in day one claims billed; Taxes and Insurance $16,000 due to accruals for Texas state franchise tax (Texas state franchise tax was not accrued during the previous year due to the availability of net operating loss carryforwards to offset taxable income); contract labor $5,000 due to reimbursement to a customer for the use of one of its employees for on-site labor; travel and entertainment $6,000 as a result of increased travel required by a larger customer base, and increased activity in the sales and marketing department. These increased expenses were partially offset by a decrease in factoring fees of $12,000 during the current six-month period. The Company factored invoices during the first two weeks of 2004, but factored invoices for the entire first six months of 2003. All other SG&A expenses increased by a net $7,000 during the first six months of 2004 as compared to the first six months of 2003.

      Depreciation and amortization expense increased $41,000 or 99% as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003, and additions of approximately $22,000 during the first six months of 2004.

      Office, vehicle and equipment rental expense decreased $2,000 or 190% primarily due to the completion of the lease term on a 2000 Toyota Avalon in April of 2003.

      Professional fees decreased $8,000 or 17% due to primarily to legal fees of $15,000 incurred during the first six months of 2003 compared to legal fees of $2,000 incurred during the first six months of 2004. This decrease in legal fees was partially offset by an increase in audit and accounting fees of $6,000. Other professional fees decreased by $1,000 during the current six-month period.

      Interest, net increased $8,000 or 103% due to interest incurred on a capital lease, three auto loans, and two unsecured lines of credit that were added after the second quarter of 2003.


Liquidity and Capital Resources

    At June 30, 2004, the Company's liquid assets, consisting of cash, totaled $471,441 plus unencumbered cash due from the factoring company of $2,044, compared to cash of $62,851 and unencumbered cash due from the factoring company

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


of $ 1,313 at December 31, 2003. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $739,000 at March 31, 2004 compared to working capital of $324,000 at December 31, 2003.

      Operating activities during the current six-month period provided cash of $366,000, compared to cash of $89,000 provided by operating activities during the same period of 2003.

      Cash of $21,000 was expended on investing activities during the current six-month period. $10,000 was expended for the purchase of equipment, software and building improvements, and $11,000 was expended for new software development. The Company expended $64,000 on investing activities during the same six-month period of 2003 for the purchase of automobiles, equipment, software and building improvements, and $33,000 was expended for new software development. The Company also received proceeds from the sale of a computer and other office equipment in the amount of $1,500 during the prior year period.

      Financing activities during the current six-month period provided cash of $64,000 and consisted of $102,000 in net loan proceeds from the Company's two unsecured lines of credit, offset by principal payments totaling $16,000 for notes payable, and $20,000 on capital lease obligations. The Company also expended $2,000 for the purchase of treasury stock during the current six-month period. Financing activities during the same six-month period of 2003 used cash of $3,000 and consisted of $27,000 in loan proceeds for the purchase of three used automobiles and $50 in proceeds from the exercise of employee stock options, offset by principal payments totaling $9,000 for notes payable, and $21,000 on capital lease obligations.

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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At June 30, 2004 there were no factored invoices outstanding.

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first six months of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

       In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of August 6, 2004, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since August 6, 2004.

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

    32-2        Section 906 - Certification of Chief Financial Officer

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    (B) Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

            1)    On May 17, 2004 the Company furnished a Current Report on Form
                  8-K  attaching  a  press   release   reporting  the  Company's
                  financial results for the first quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)



By:      /s/ Nathan E. Bailey                   Date: August 11, 2004
         -------------------------------              ----------------
         Nathan E. Bailey
         Vice President and Controller
         (Principal Accounting Officer)