Form 10-Q
period 2004-09-30
UNITED MEDICORP INC
filed 2004-11-12
CIK 831460

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

    As of November 8, 2004, there were outstanding 30,713,550 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2004


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2004
              and December 31, 2003.........................................   1

         Condensed Consolidated Statements of Operations for the Three
              and Nine Months Ended September 30, 2004 and 2003.............   2

         Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2004 and 2003......................   3

         Notes to the Condensed Consolidated Financial Statements...........   4

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................   6

ITEM 3.  Quantitative and Qualitative Disclosures
              About Market Risk.............................................  17

ITEM 4.  Controls and Procedures............................................  17


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................  18
ITEM 2.  Changes in Securities..............................................  18
ITEM 3.  Defaults Upon Senior Securities....................................  18
ITEM 4.  Submission of Matters to a Vote of Security Holders................  18
ITEM 5.  Other Information..................................................  18
ITEM 6.  Exhibits and Reports on Form 8-K...................................  18

Signatures   ...............................................................  19


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                      September 30,     December 31,
                                                                            2004             2003
                                                                      -------------    -------------
                                ASSETS

Current assets:
      Cash and cash equivalents ...................................   $     146,789    $      62,851
      Restricted cash .............................................         119,818           60,365
      Accounts receivable, net of allowance for doubtful accounts
         Of $47,661 and $504 respectively .........................         806,556          707,301
      Factor reserve ..............................................           1,669            1,313
      Prepaid expenses and other current assets ...................          23,315           31,106
                                                                      -------------    -------------
Total current assets ..............................................       1,098,147          862,936
Other non-current assets ..........................................          19,123           18,773
Property and equipment, net of accumulated depreciation of $858,218
      and $817,554 respectively ...................................         346,847          381,354
Developed and purchased software net of accumulated amortization of
      $235,581 and $205,661 respectively ..........................          78,879           92,527
Assets under capital leases, net of accumulated amortization of
      $260,894 and $232,514, respectively .........................         176,036          204,279
                                                                      -------------    -------------
Total assets ......................................................       1,719,032        1,559,869
                                                                      =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................          41,888           41,177
      Current portion of notes payable ............................          34,003           44,986
      Trade accounts payable ......................................          35,442          113,364
      Payable to clients ..........................................          85,845           54,008
      Accrued professional fees ...................................          22,561           19,662
      Accrued payroll and benefits ................................         219,419          209,461
      Accrued expenses - Allied Health Options ....................          42,696           43,284
      Accrued expenses other ......................................          46,456           13,123
                                                                      -------------    -------------
Total current liabilities .........................................         528,310          539,065
Long term capital lease obligations ...............................         115,862          146,535
Long term notes payable, excluding current portion ................          42,765          165,996
Deferred revenue - Pampa Economic Development Corporation .........         120,000          120,000
                                                                      -------------    -------------
Total liabilities .................................................         806,937          971,596
                                                                      -------------    -------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 and 29,519,097 shares issued, respectively ....         310,191          295,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................            --               --
      Less treasury stock at cost, 350,547 and 305,547 shares
      respectively ................................................        (223,456)        (221,881)
      Additional paid-in capital ..................................      18,800,771       18,815,771
      Retained deficit ............................................     (17,975,411)     (18,300,808)
                                                                      -------------    -------------
Total stockholders' equity ........................................         912,095          588,273
                                                                      -------------    -------------
Total liabilities and stockholders' equity ........................   $   1,719,032    $   1,559,869
                                                                      =============    =============




The accompanying notes are an integral part of these condensed consolidated financial statements


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                             -------------------------   -------------------------
                                                 2004          2003          2004          2003
                                             -----------   -----------   -----------   -----------
Revenues:
      Billing and collection services ....   $   843,220   $   961,751   $ 3,029,776   $ 2,592,300
      Coding services ....................        64,514        41,636       173,449       134,104
      Other revenues .....................        44,722        43,650        85,692        74,275
                                             -----------   -----------   -----------   -----------
         Total revenues ..................       952,456     1,047,037     3,288,917     2,800,679

Expenses:
      Wages and benefits .................       608,563       679,644     2,057,715     1,877,827
      Selling, general and administrative        206,683       187,724       643,185       513,524
      Depreciation and amortization ......        41,432        29,506       124,407        71,132
      Office, vehicle and equipment rental         4,718         4,087        13,056        14,417
      Professional fees ..................        16,622        27,906        54,130        73,270
      Interest, net ......................         6,119         5,576        23,783        13,556
      Provision for doubtful accounts ....        47,244          --          47,244          --
                                             -----------   -----------   -----------   -----------
      Total expenses .....................       931,381       934,443     2,963,520     2,563,726
                                             -----------   -----------   -----------   -----------
Net income ...............................   $    21,075   $   112,594   $   325,397   $   236,953
                                             ===========   ===========   ===========   ===========

Basic earnings per common share:

      Net income .........................   $    0.0007   $    0.0039   $    0.0109   $    0.0081
                                             ===========   ===========   ===========   ===========

Weighted average shares outstanding ......    30,713,550    29,213,550    29,963,550    29,211,884
Diluted earnings per common share:

      Net income .........................   $    0.0007   $    0.0036   $    0.0104   $    0.0076
                                             ===========   ===========   ===========   ===========

Weighted average shares outstanding ......    31,301,144    31,203,752    31,346,168    31,307,531






The accompanying notes are an integral part of these condensed consolidated financial statements


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2004         2003
                                                                       ---------    ---------
Cash flows from operating activities:
      Net income ...................................................   $ 325,397    $ 236,953
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases ..........      28,778        9,193
              Depreciation of fixed assets .........................      95,629       61,939
              Provision for doubtful accounts ......................      47,244          (88)
              Loss on disposal of assets ...........................         553         --
      Changes in assets and liabilities:
              Restricted cash ......................................     (59,453)     (40,414)
              Accounts receivable, gross ...........................    (146,499)    (158,410)
              Factor reserve .......................................        (356)    (133,826)
              Prepaid expenses and other assets ....................       7,441      (23,405)
              Accounts payable .....................................     (77,922)      44,343
              Payable to clients ...................................      31,837       34,895
              Accrued liabilities ..................................      45,601       31,647
                                                                       ---------    ---------
Net cash provided by operating activities ..........................     298,250       62,827
                                                                       ---------    ---------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements     (37,375)    (120,464)
      Capitalized software development .............................     (11,300)     (41,735)
      Proceeds from sale of auto and equipment .....................         114        1,500
                                                                       ---------    ---------
Net cash used in investing activities ..............................     (48,561)    (160,699)
                                                                       ---------    ---------

Cash flows from financing activities:
      Repayment of capital lease obligations .......................     (29,962)     (27,705)
      Repayment of notes payable ...................................     (38,214)     (28,836)
      Proceeds from exercise or stock options ......................        --             50
      Purchase of treasury stock ...................................      (1,575)        --
      Net proceeds from unsecured lines of credit ..................     (96,000)     100,000
      Proceeds from auto loan ......................................        --         37,725
                                                                       ---------    ---------
Net cash provided by  (used in) financing activities ...............    (165,751)      81,234
                                                                       ---------    ---------
Increase (decrease) in cash and cash equivalents ...................      83,938      (16,638)
Cash and cash equivalents at beginning of period ...................      62,851       51,760
                                                                       ---------    ---------
Cash and cash equivalents at end of period .........................   $ 146,789    $  35,122
                                                                       =========    =========

Supplemental disclosures:
Cash paid for interest .............................................   $  23,783    $  13,556
Non cash investing and financing activities:
Additions to Capital Lease Obligations .............................   $    --      $ 187,817





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

                        ACCOUNTS RECEIVABLE CONCENTRATION

The following table shows the concentration of total accounts receivable at September 30, 2004 and December 31, 2003. There was a significant change in the concentration of the Company's accounts receivable due to the cancellation of a significant contract as of March 31, 2004 and the addition of two new significant contracts in March and May of 2004.

                                                      09/30/04     12/31/03
                                                     ----------   ----------
      Customer A................................             4%          63%
      Customer B................................             2            3
      Customer C................................            15           --
      Customer D................................            63           --
      Other customers...........................            16           34
                                                     ----------   ----------
                                                           100%         100%
                                                     ==========   ==========

      As of the date of this filing the Company has reserved $47,244 of the outstanding accounts receivable from Customer C, which represents 38% of the outstanding receivable balance from Customer C as of September 30, 2004. During the third quarter of 2004, the Company received payments on several invoices from this customer that were under paid by approximately 25%. On October 30, 2004 the Company received a letter from Customer C alleging that UMC had failed in its contractual obligations in regards to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations have no merit, and are simply an attempt to persuade UMC to discount its invoices due from the customer. UMC management believes that it will eventually collect all monies due from the customer, but that it may have to incur the cost of litigation in order to achieve this. The amount of reserve set up for this receivable represents the balances left on short paid invoices to date, plus 25% of the remaining outstanding invoices as of September 30, 2004. Management will continue to vigorously pursue the collection of this receivable. If the Company is required to pursue collection through litigation, there can be no assurance that it will be successful or, if successful, the cost to the Company in terms of legal and management time devoted to the effort. In the event that the Company is not successful, there could be additional bad debt write offs of up to $9,581 which represents the remaining unreserved balance at September 30, 2004 which was not paid as of the date of this filing, and additional revenue billed during the month of October 2004 of $14,665.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use, is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During the first nine months of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.

                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At September 30, 2004 and December 31, 2003, UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor Reserve as of September 30, 2004 and December 31, 2003 were as follows

                                               September 30,    December 31,
                                                    2004            2003
                                               -------------   -------------

Required Reserve ...........................   $        --     $        --
Available Reserve ..........................           1,669           1,313
                                               -------------   -------------
Factor Reserve at end of period ............   $       1,669   $       1,313
                                               =============   =============


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


              SFAS NO. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION-
                      TRANSITION AND DISCLOSURE - PRO FORMA

      Pro forma net income and earnings per share presented below reflect the results of the Company for the first nine months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                               Nine Months Ended September 30
                                                              -------------------------------
                                                                   2004              2003
                                                              -------------     -------------
      Pro forma impact of fair value method (FAS 148)
      Net income ..........................................   $     325,397     $     236,953
      SFAS No. 148 employee compensation cost .............          (4,338)           (5,695)
                                                              -------------     -------------
      Pro forma net income ................................         321,059           231,258

      Earnings  per common share
      Basic as reported ...................................   $       .0109     $       .0081
      Diluted as reported .................................           .0104             .0076
      Basic - pro forma ...................................           .0107             .0079
      Diluted - pro forma .................................   $       .0102     $       .0074

      Weighted average Black-Scholes fair value assumptions

      Risk free interest rate .............................            2.5%              2.5%
      Expected life .......................................        10 years          10 years
      Expected volatility .................................             220%              228%
      Expected dividend yield.................................           --                --


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

                                                         CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                            2004                            2003                                2002                  2001
                  -------------------------  ----------------------------------  ----------------------------------  -------
                           Quarter                         Quarter                             Quarter               Quarter
                  -------------------------  ----------------------------------  ----------------------------------  -------
                   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
      UMC
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing        21,772   26,250   36,869   36,740   42,001   31,282   30,549   32,602   43,522   37,952   34,012   21,818
    Backlog            --    1,588       --       --       --       --       --       --       --       --       --       --
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total         21,772   27,838   36,869   36,740   42,001   31,282   30,549   32,602   43,522   37,952   34,012   21,818

 Gross $ Amount
    of Claims
  Accepted for
   Processing
    (000's):
    Ongoing        56,806   84,830   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336   14,221
    Backlog             6    4,733       --       --       --       --       --       --       --       --       --       --
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total         56,812   89,563   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336   14,221

 Collections $
    (000's)
    Ongoing        18,806   20,635    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,837    4,710    4,470
    Backlog           330        4       --       --       --       --       --       --       --       --        6       11
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total         19,136   20,639    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,837    4,716    4,481

 Fees Earned $
    (000's)
    Ongoing           586      830      560      522      500      448      460      460      471      408      416      301
    Backlog             9       --       --       --       --       --       --       --       --       --        1        2
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total            595      830      560      522      500      448      460      460      471      408      417      303

 Average Fee %
    Ongoing          3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%     7.7%     8.4%     8.8%     6.7%
    Backlog          2.7%       --       --       --       --       --       --       --       --       --    16.6%    18.2%



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



                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                                                  ACCOUNTS RECEIVABLE MANAGEMENT SERVICES - PROCESSING VOLUME

                            2004                            2003                                2002                  2001
                  -------------------------  ----------------------------------  ----------------------------------  -------
                           Quarter                         Quarter                             Quarter               Quarter
                  -------------------------  ----------------------------------  ----------------------------------  -------
                   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
       UMY
-----------------
    Number of
Accounts Accepted
 for Collection:
    Early out      34,364   43,803   37,828   37,336   34,601   24,330   11,266   13,859   17,818   17,467   26,963   27,413
    Bad debt       24,677   22,268   21,728   38,092   27,390   15,448   15,322   26,281   16,430   14,598   19,856   25,811
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total         59,041   66,071   59,556   75,428   61,991   39,778   26,588   40,140   34,248   32,065   46,819   53,224

  Gross $ Amount
   of Accounts
   Accepted for
   Collection
     (000's)
    Early out      36,683   50,768   38,110   32,808   30,561   17,897   10,815   12,021   13,424   14,120   22,647   20,724
    Bad debt       10,242    3,598   14,067   24,693   16,993   12,379   12,547   15,934    9,714   10,358   12,880   17,035
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total         46,925   54,366   52,177   57,501   47,554   30,276   23,362   27,955   23,138   24,478   35,527   37,759

  Collections $
     (000's)
    Early out       2,363    2,456    2,679    2,535    1,862    1,105      949    1,220    1,563    2,007    2,449    2,433
    Bad debt          288      618    1,140    1,301    1,283    1,074    1,155      909      939      892      740      422
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total          2,651    3,074    3,819    3,836    3,145    2,179    2,104    2,129    2,502    2,899    3,189    2,855

  Fees Earned $
     (000's)
    Early out         186      191      222      202      182      132      113      131      157      187      227      215
    Bad debt           66      143      241      279      279      226      252      203      208      186      152       94
                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total            252      334      463      481      461      358      365      334      365      373      379      309

  Average Fee %
    Early out        7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%    10.0%     9.3%     9.3%     8.8%
    Bad debt        22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%    22.1%    20.8%    20.4%    22.2%


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

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)



                          LOSS OF SIGNIFICANT CUSTOMERS

    On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Services of New Mexico ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues ramped down rapidly through the second and third quarters. This contract provided revenues of $821,799, $2,434,000, $2,246,000 and $1,744,000, which represented 25%, 62%, 65%, and 63% of total revenue for the first nine months of 2004 and for the years 2003, 2002, and 2001 respectively.

    On May 4, 2004, the Company received notification from management of Hamilton Hospital ("Hamilton") that they would be canceling their contract with UMC for day one claims management services effective June 24, 2004, which is the end of the initial one-year contract term. Hamilton management praised the work that UMC has done for them during the term of the contract, but cited cost considerations as the reason for termination. This contract generated revenue of $166,372 and $118,000 during the first nine months of 2004 and for the year 2003 which represented 5% and 3% of each period's gross revenue respectively.

    On March 11, 2004, the Company executed a day one claims management agreement with Lubbock Heart Hospital ("LHH"). This contract had an original term of three months and new placements to UMC were discontinued on June 11, 2004. This contract generated revenue of $432,000 during the first nine months of 2004, which represents 13% of gross revenue for the nine-month period. Management expects minimal revenue from this contract during the fourth quarter of 2004.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

    During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $173,000 and $183,000 during the first nine months of 2004 and for the year 2003 respectively.

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

o From June 24, 2003 through October 31, 2004, the Company has executed the following new contracts:
    o On October 29, 2004 the Company executed a contract for early stage patient balance collections with a hospital in Central Texas.
    o On October 6, 2004 the Company executed a coding services contract with a hospital in East Texas.
    o On October 1, 2004 the Company executed a contract for bad debt collections with a hospital in West Texas.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


    o On August 26, 2004 the Company executed a contract for bad debt collections with a hospital in Central Texas.
    o On August 24, 2004 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
    o On July 8, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
    o On July 1, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
    o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
    o On May 1, 2004 the Company executed a contract for bad debt second collections with a hospital in South Texas.
    o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
    o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
    o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract was only three months, and new placements to UMC were discontinued on June 11, 2004.
    o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
    o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
    o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
    o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
    o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.
    o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.
    o A collection services contract for bad debt patient balance accounts was executed on December 10, 2003 with a hospital in South Texas.
    o A coding services contract with two hospitals in Central Texas was executed on November 28, 2003.
    o A collection services contract for early stage patient balance accounts was executed on November 20, 2003 with a hospital in West Texas.
    o A coding services contract for overflow coding was executed with a hospital in East Texas was executed on November 5, 2003
    o A collection services contract for bad debt patient balance accounts was executed on September 15, 2003 with a hospital in West Texas.
    o A medical claims management contract for claims follow up and patient balance collections was executed on August 28, 2003 with a hospital located in West Texas.
    o A collection services contract for early stage patient balance accounts was executed on August 6, 2003 with a hospital in West Texas.
    o A medical claims management contract for day one billing and follow up was executed on June 24, 2003, with a hospital located in Central Texas. UMC management has received notice of this customer's intention to cancel this contract at June 24, 2004 (the end of the initial contract term), due to cost considerations.


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

                     REVENUE AND EARNINGS GUIDANCE FOR 2004

    As of the date of this report, management's projection of annualized revenues from the ongoing contracts listed above falls within a range between 54% and 82 % of the 2003 total revenues from PHS. With the remaining revenue to be received during 2004 from PHS during the ramp down phase, the new contracts described above along with other existing customers are projected to place the Company's 2004 revenues between 100% and 105% of 2003 revenues. In addition, management believes it will acquire additional new contracts during the remainder of 2004 and in 2005 that will make up most if not the entire amount of revenue lost from PHS. Due to uncertainties regarding the profitability of new customer contracts, UMC management is not able to provide guidance with regard to net income. Net income as a percentage of revenue may deviate from historical norms. If management is unable to successfully develop and implement new profitable customer contracts and new service lines, payroll expense will be scaled down to the level required to service existing contracts, without sacrificing quality of service. If this adjustment in headcount is not sufficient to bring expenses in line with revenue and future cash requirements, management will be required to adopt other alternative strategies, which may include but are not limited to, actions such as further reducing management and line employee headcount and compensation, restructuring existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the Company or the Company's public shell, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms. RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's Consolidated
Statements of Operations expressed as a percentage of revenues:

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ------------------   ------------------
                                                           2004      2003       2004      2003
                                                         --------  --------   --------  --------
    Revenue                                                100%      100%       100%      100%
                                                         --------  --------   --------  --------

    Wages and benefits...............................       64        65         63        67
    Selling, general and administrative..............       22        18         20        18
    Depreciation and amortization....................        4         3          3         2
    Office, vehicle and equipment rental.............       --        --         --         1
    Professional fees................................        2         3          2         3
    Interest, net, and other (income) expense........        1        --          1         1
    Provision for doubtful accounts..................        5        --          1        --
                                                         --------  --------   --------  --------
    Total expenses...................................       98        89         90        92
                                                         --------  --------   --------  --------
    Net income ......................................        2%       11%        10%        8%
                                                          ========  ========   ========  ========


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


Comparison of the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

       Revenues decreased $95,000, or 9% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $595,000 in the current quarter increased by $95,000 compared to the same quarter in 2003 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to revenues from five contracts that were signed or implemented after the third quarter of 2003. These contracts provided combined revenue of $408,000 during the third quarter of 2004. The Company also received increased revenue from a contract that was signed October 31, 2000. This contract provided revenue of $164,000 and $132,000 during the third quarter of 2004 and 2003 respectively. These increases in revenue were partially offset by decreased revenue from the PHS contract that was cancelled effective March 31, 2004. This contract provided ongoing accounts receivable management service revenue of $5,000 and $283,000 during the third quarter of 2004 and 2003 respectively. The Company also had decreased revenue from two other contracts that were implemented prior to the third quarter of 2003 and were cancelled prior to the third quarter of 2004. These contracts provided combined revenue of $18,000 and $85,000 during the third quarter of 2004 and 2003 respectively.

    Of the $408,000 received during the third quarter of 2004 from new contracts, $101,000 was from a contract for which the term was completed prior to the third quarter of 2004. An additional $32,000 was from contracts that were canceled either prior to or after the third quarter of 2004. Management expects revenue from these contracts to ramp down rapidly during the fourth quarter of 2004.

o Collection Agency Services revenue of $248,000 in the current quarter decreased by $213,000 as compared to the same quarter of 2003, due primarily to decreased revenues from the PHS contract and the contract of a subsidiary company that were both cancelled effective March 31, 2004. Total revenues from these contracts were $29,000 during the third quarter of 2004, compared to total revenues of $399,000 during the third quarter of 2003. This loss in revenue was partially offset by revenue from several new contracts signed after the third quarter of 2003. Revenue from these contracts was $103,000 during the third quarter of 2004. The Company also had increased revenue from a contract that was signed April 18, 2003 and from a contract that was signed August 28, 2003. These contracts provided combined revenue of $76,000 and $28,000 during the third quarter of 2004 and 2003 respectively. Revenue from all other customers was $40,000 during the third quarter of 2004, compared to $34,000 during the third quarter of 2003.

o Coding Services revenue of $65,000 in the current quarter increased by $23,000 as compared to the third quarter of 2003. The increase in revenue was due primarily to coding consulting fees of $25,000 in the current quarter. Revenue from other coding services decreased by $2,000 compared to the prior year quarter.

    During the third quarter of 2002, the Company began offering off-site coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                                        OFF-SITE CODING SERVICES - PROCESSING VOLUME

                            2004                            2003                       2002
                  -------------------------  ----------------------------------  ----------------
                           Quarter                         Quarter                    Quarter
                  -------------------------  ----------------------------------  ----------------
                   Third    Second   First    Fourth   Third    Second   First    Fourth   Third
                  -------  -------  -------  -------  -------  -------  -------  -------  -------

----------------
Number of Claims
    accepted
   for Coding:
    Inpatient         604      602      832      303      177      213      161      140        9
   Outpatient       1,657      780      699    1,007      734      761      553      201       --
                  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total          2,261    1,382    1,531    1,310      911      974      714      341        9


o Other revenue increased by $1,000 compared to the same quarter of 2003 due to $1,400 in consulting fees during the current year quarter. The Company did not recognize any consulting fee income during the third quarter of 2003.

    Wages and benefits expense decreased $71,000 or 10% as a result of multiple factors. Wage and salary expense decreased by $31,000 as a result of decreased head count. At September 30, 2004, the Company had 69 full time and 11 part time employees, compared to 99 full time and 14 part time employees at September 30, 2003. Head count was decreased as a result of a decrease in business placements during the third quarter of 2004. Payroll tax and benefits expenses decreased by a combined $7,000 during the third quarter of 2004 as compared to the same quarter 2003, also as a result of the decrease in headcount. Bonus expense during the third quarter of 2004 decreased by $33,000 as compared to the same quarter of 2003 as a result of lower bonuses being earned by operations personnel, and a lower annual bonus accrual due to decreased gross revenue and net income in the current quarter.

    Selling, general and administrative expense increased $19,000 or 10% due to several factors. Software maintenance expense increased $17,000 due to an increase in demand for system changes as a result of new customer startups and associated customization required to accommodate acceptance of new customer claims and report files; sales commission expense increase by $12,000 due to the addition of several new customers; taxes and insurance expense increased by $8,000 due to accruals for state franchise tax; employee training expense increased $6,000 due primarily to a $5,000 credit for employee training received during the third quarter of 2003; Theses increases were partially offset by decreases in telephone expense $5,000, postage $7,000, and travel and entertainment $7,000 as a result of decreased business placement during the current quarter. Factor fees decreased by $3,000 due to the Company not factoring invoices in the current quarter, and all other sg&a expenses decreased by a combined $2,000 in the current year quarter.

    Depreciation and amortization expense increased $12,000 or 40% as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003, and additions of approximately $49,000 during the first nine months of 2004.

    Office, vehicle and equipment rental expense decreased $600 or 15% as compared to the third quarter of 2003 due to a decrease in equipment lease expense.

    Professional fees decreased $11,000 or 40% due to primarily to legal fees of $10,000 incurred during the third quarter of 2003. The Company did not incur any legal fees during the third quarter of 2004.

    Interest expense increased $500 or 10% in the current quarter.

    Provision for doubtful accounts increased by $47,000 as a result of receivables reserved during the third quarter of 2004. There were no receivables reserved during the third quarter of 2003.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

       Revenues increased $488,000 or 17% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $1,976,000 in the current nine-month period increased by $568,000 compared to the same period in 2003 as a result of multiple changes to the Company's claims inventory mix. The increase was due primarily to revenue from five ongoing accounts receivable management services contracts that were executed during or after the third quarter of 2003. These contracts provided revenue of $977,000 during the nine month period ended September 30, 2004. The Company also received $114,000 in increased revenue from an ongoing accounts receivable management contract that was signed in June 2003 and concluded in June 2004, and $54,000 in increased revenue form a contract that was signed October 31, 2000. This revenue increase was partially offset by reduced revenue from the PHS contract that was signed March 22, 2000 and was cancelled along with a contract of a subsidiary company effective March 31, 2004. These contracts provided revenues of $389,000 and $928,000 during the first nine months of 2004 and 2003 respectively.

    Of the $977,000 received during the first nine months of 2004 from new contracts, $432,000 was from a contract for which the term was completed in June of 2004, and $72,000 was from a contract for which the ongoing accounts receivable management portion was discontinued in May of 2004.

o Collection Agency Services revenue of $1,045,000 in the current nine-month period decreased by $139,000 compared to the same period of 2003, primarily due to decreased revenue from the PHS contract which was cancelled along with the contract of a subsidiary company effective March 31, 2004. Revenue from these contracts was $486,000 and $1,014,000 for the first nine months of 2004 and 2003 respectively. This loss in revenue was partially offset by revenue from several new contracts signed after the third quarter of 2003. Revenue from these contracts was $221,000 during the first nine months of 2004. The Company also had increased revenue from a contract that was signed April 18, 2003 and from a contract that was signed August 28, 2003. These contracts provided combined revenue of $214,000 and $32,000 during the third quarter of 2004 and 2003 respectively. Revenue from all other customers was $123,000 during the first nine months of 2004, compared to $137,000 during the first nine months of 2003.

o Coding Services revenue of $173,000 in the current nine-month period increased by $39,000 as compared to the same period during 2003. The increase in revenue was due to coding consulting fees of $41,000 recognized during the first nine months of the 2004. The Company did not recognize any revenue from coding consulting fees during the first nine months of 2003.

o Other revenue of $86,000 during the current nine-month period increased by $12,000 compared to the same nine-month period of 2003. Other revenue during the current nine-month period consisted of $77,000 in incentive income from the PEDC, $4,000 in interest income, $4,000 in medical record storage fees and $1,000 in consulting fees. During the first nine months of 2003, other revenue consisted of $74,000 in incentive income from the PEDC.


    Wages and benefits expense increased $180,000 or 10%. Salary and wage expense increased by $122,000 due to the addition of a director of claims operations in September 2003, an increase of approximately 3 full time employee equivalents during the first nine months of 2004 as compared to the first nine months of 2003, and merit pay increases that averaged approximately 3 percent. Payroll tax expense increased by $6,000 as a result of the increase in payroll cost, and employee benefit cost increased $44,000 during the first nine months of 2004 as compared to the first nine months of 2003 due to having more employees eligible for benefits. Bonus expense increased $8,000 during the current nine-month period due to higher performance bonuses paid and higher annual bonus accruals as a result of increased fees and profitability.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)



    Selling, general and administrative expense increased $130,000 or 25 % during the first nine months of 2004, as compared to the first nine months of 2003. Increases in commissions $36,000, software maintenance $28,000, employee relocation $25,000, taxes and insurance $24,000, various other $13,000, postage $10,000, employee training $9,000, contract labor $7,000, office supplies $4,000, repairs and maintenance $3,000, and telephone $2000 expenses, were partially offset by decreases in factor fees $17,000, advertising and marketing $7,000, recruiting $4,000, and conventions and trade shows $3,000 expenses.

    Depreciation and amortization expense increased $53,000 or 75% as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003, and additions of approximately $49,000 during the first nine months of 2004.

    Office, vehicle and equipment rental expense decreased $1,400 or 9% during the first nine months of 2004, as compared to the first nine months of 2003.

    Professional fees decreased $19,000 or 26% due to primarily to legal fees of $25,000 incurred during the first nine months of 2003 compared to legal fees of $2,000 incurred during the first nine months of 2004. Other professional fees increased by $4,000 during the current nine-month period.

    Interest, net increased $10,000 or 75% during the first nine months of 2004, as compared to the first nine months of 2003, primarily as a result of interest incurred on a lease of new telephone equipment that was signed in September of 2003 - $8,000 and interest incurred on two unsecured lines of credit from which no draws were made during the first nine months of 2003 - $5000. Interest on other liabilities decreased by $3,000 due to declining principle balances, and the elimination of factoring.

    Provision for doubtful accounts increased by $47,000 as a result of receivables reserved during the third quarter of 2004. There were no receivables reserved during the first nine months of 2003.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)



Liquidity and Capital Resources

    At September 30, 2004, the Company's liquid assets, consisting of cash, totaled $146,789 plus unencumbered cash due from the factoring company of $1,669 compared to cash of $62,851 and unencumbered cash due from the factoring company of $ 1,313 at December 31, 2003. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $570,000 at September 30, 2004 compared to working capital of $324,000 at December 31, 2003.

    Operating activities during the current nine-month period provided cash of $298,000, compared to cash of $63,000 provided by operating activities during the same period of 2003.

    Cash of $49,000 was expended on investing activities during the current nine-month period. $14,000 was expended for the purchase of computer equipment, $9,000 for office equipment, $9,000 for telephone equipment, and $17,000 for the purchase and development of software. The Company expended $161,000 on investing activities during the same nine-month period of 2003 for the purchase of automobiles, equipment, software, software development and building improvements.

    Financing activities during the current nine-month period used cash of $166,000 and consisted of $96,000 in principle payment on an unsecured line of credit, principal payments totaling $38,000 for notes payable, and $30,000 on capital lease obligations. The Company also expended $2,000 for the purchase of treasury stock. Financing activities during the same nine-month period of 2003 provided cash of $81,000 and consisted of $100,000 in proceeds from an unsecured loan, $38,000 in loan proceeds for the purchase of four used automobiles and $50 in proceeds from the exercise of employee stock options, offset by principal payments totaling $29,000 for notes payable, and $28,000 on capital lease obligations.

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

    The Company reports financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, United Medicorp, Inc., and its Subsidiary as a whole. Transactions between the parent company and its subsidiary are eliminated for this purpose. UMC owns all of the capital stock of its subsidiary, and does not have any subsidiaries that are not consolidated. UMC does not have any subsidiaries that are "off balance sheet", UMC has not entered into any "off balance sheet" transactions, and UMC has no "special purpose entities".

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

    Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At September 30, 2004 there were no factored invoices outstanding.

    The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first nine months of 2004, the Company capitalized $11,300 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

    The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.


Item 4 - Controls and Procedures.

    In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of November 5, 2004, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since November 5, 2004.

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

    31-2        Section 302 - Certification of Chief Financial Officer

    32-1        Section 906 - Certification of Chief Executive Officer

    32-2        Section 906 - Certification of Chief Financial Officer

    99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

    (B) Reports on Form 8-K:

        The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004:

        Item Reported:     Announcement of Second Quarter Earnings
        Date of report:    August 16, 2004
        Financial statements filed: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)


By:      /s/ Nathan E. Bailey                         Date: November 12, 2004
         --------------------------------                   ------------------
         Nathan E. Bailey
         Vice President and Controller
         (Principal Accounting Officer)