Form 10-K
period 2004-12-31
UNITED MEDICORP INC
filed 2005-03-30
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004

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

     As of March 21, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,243,008 based on the last sales price of $0.07 per share of such stock on March 18, 2005. As of March 18, 2005 there were 30,668,550 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 2004
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.      Business.....................................................    3
ITEM 2.      Properties...................................................   10
ITEM 3.      Legal Proceedings............................................   10
ITEM 4.      Submission of Matters to a Vote of Securities Holders........   10

                                     PART II

ITEM 5.      Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   10
ITEM 6.      Selected Consolidated Financial Data.........................   12
ITEM 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations................   13
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk...   31
ITEM 8.      Financial Statements and Supplementary Data..................   31
ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................   31
ITEM 9A. Controls and Procedures..........................................   31
ITEM 9B. Other Information................................................   31


                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant...........   32
ITEM 11.     Executive Compensation.......................................   35
ITEM 12.     Securities Ownership of Certain Beneficial Owners and
              Management..................................................   38
ITEM 13.     Certain Relationships and Related Transactions...............   39
ITEM 14.     Principal Accountant Fees and Services.......................   39

                                     PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K....................................................   40
Signatures   .............................................................   44

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

      The Company provides medical insurance claims coding and processing, electronic medical records storage and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding and processing, billing and collection, and medical records storage services to its customers, which are primarily hospitals. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

      In April 2002 the Company established its Coding Services Division ("CSD"). CSD provides medical record coding and electronic medical record storage services to primarily rural hospitals in Texas.

                        MEDICAL BILLING INDUSTRY OVERVIEW

      The U.S. healthcare industry continues to experience tremendous change as both federal and state governments as well as private industry work to bring more efficiency and effectiveness to the healthcare system. UMC's business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged payors willing to pay "usual and customary" prices increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., cost shifting). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased receivables, bad debt levels and higher business office costs. Providers overcome these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. As providers experience limitations in their continued ability to shift cost in these ways, the amount of reimbursement received by UMC's clients may be reduced and UMC's rate of growth in revenues, assuming present fee levels, may decline. However, management believes UMC may benefit from providers' attempts to offset declines in profitability through seeking more effective and efficient business management services such as those provided by UMC. UMC continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

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

      In  1996,   Congress   enacted  the  Health   Insurance   Portability  and
Accountability Act of 1996 ("HIPAA"), which includes significant new requirements governing the confidentiality of patient health information, contains an expansion of provisions relating to fraud and abuse, creates additional criminal offenses relating to healthcare benefit programs, provides for forfeitures and asset-freezing orders in connection with certain offenses and contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

      Ongoing Accounts Receivable Management Services: Under the Company's ongoing service, the Company edits, corrects, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a weekly, semi-monthly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 60%, 49% and 52% of total revenue in 2004, 2003 and 2002, respectively.

      Backlog Accounts Receivable Management Services: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payor, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection. During 2004 the Company received placements of backlog claims in conjunction with an ongoing accounts receivable management service contract. Revenue from Backlog Accounts Receivable Management Services was less than 1% of total revenue in 2004. The Company did not recognize revenue from Backlog Accounts Receivable Management Services in 2003 or 2002.

      Claims Coding Services: In April of 2002, The Company began offering claims coding services to its customers. These services include performing coding reviews to assure compliance and reimbursement optimization, as well as complete on-site and off-site UB92 and HCFA claims coding. To support the off-site claims coding service, the Company developed proprietary software which allows medical records to be scanned at a customer hospital's location, encrypted, and transmitted to UMC's secure website. Medical records are then queued to one of UMC's coders, who completes coding within two business days and transmits a coding summary back to the hospital. The hospital then enters these codes into its coding system, and bills the claim. Claims coding services revenue accounted for approximately 5%, 5% and 3% of total revenue in 2004, 2003 and 2002 respectively.

      Patient Billing Services: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance, age and collectibility of the accounts being worked.

      Collection Agency Services:  These services involve  collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 31%, 43% and 44% of total revenue in 2004, 2003 and 2002, respectively.

      Electronic Medical Records Storage: In September of 2003 the Company completed the beta testing phase of the implementation of its web based electronic medical records storage software, and began offering this service to its customers. This service provides customers with the ability to store medical records electronically on the Company's data storage vault which is simultaneously backed up at a remote location on a duplicate system, and is also backed up to tape media on a nightly, weekly, monthly, and annual basis. This system provides customers with a solution for HIPAA compliance in regards to medical records access, by limiting access to individuals authorized by each customer's designated gatekeeper, and further limiting each user's access to specified records. Each access to the system is electronically logged as to the person accessing the record, the time and date, and the purpose for which the record was accessed. This solution also eliminates the physical space requirements for storing medical records in a hard copy format. Revenue from Electronic Medical Records Storage Services accounted for less than 1% of total revenue during 2004.

      Chargemaster Review Services: During the first quarter of 2005, the Company began offering Chargemaster Review Services. As a part of this service, UMC reviews for accuracy and completeness the assignment of CPT and HCPCS codes, the assignment of billing revenue codes and the assignment of modifiers. The Company also identifies duplicate items, checks for consistency of pricing and corrects narrative charge descriptions. The Company uses a purchased software program to facilitate providing of this service.

      Pricing Comparison Service: UMC also began offering a Comparative Pricing Service during the first quarter of 2005. Through a purchased software license, the Company can provide customer hospitals with the ability to compare their line item pricing with any number of over 5,000 hospitals nationwide.

      Fee Structure: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency-based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 2.5 to 4.75 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, age, and type of claim collected. Backlog Accounts Receivable Management services are usually priced from 2.5 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, type and age of the claims. Collection ratios generally range from 0 to about 25 percent for Backlog projects and about 18 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 6 to 10 percent of the amounts collected, while Collection Agency services are priced at 6 to 35 percent of amounts collected. Coding service fees are billed on a per chart basis, a per hour basis, or a per day basis, and may also add charges for travel time to and from the customer's location. Fees for Electronic Medical Records Storage Services are billed on a per record or per megabyte of storage space used basis. Fees for the Chargemaster Review and Comparative Pricing Services are negotiated on a per engagement basis. Management believes that the Company's fee structure for its package of services is competitive.

                          SOFTWARE AND DATA PROCESSING

      The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2004, 2003 and 2002, the Company accepted for processing approximately 338,000, 344,000 and 307,000 claims and accounts. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

      The claims processing software packages currently used by the Company are specifically designed to expedite claims preparation and processing and, simultaneously, to reduce errors associated with manual claims processing. Claims are edited for certain errors, such as invalid or missing information, using the claims processing software. Claims are then transmitted by the Company to the third party payor through a claims clearinghouse used by the Company. The clearinghouse then formats and electronically transmits the claim data according to the specifications of the individual third party payors, which avoids delays resulting from paper routing and the errors resulting from third party payor data re-entry. If, however, the third party payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the third party payor. The Company intends to continue to enhance and refine its claims processing, customer reporting, claims tracking and collection functions during 2005 and thereafter in order to satisfy unique customer requirements.

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

      UMC's Electronic Medical Record Storage service also utilizes internally developed software to receive, store, and allow access to indexed files of scanned medical record images. The scanned image files are loaded by the customer into the Company's data storage vault through UMC's SSL secured Medical Records Storage Website. These records are indexed by multiple data elements, and are quickly accessible by persons authorized by the customer through the secure website. The software also allows the customers "gatekeeper" to limit an authorized user's access to only a specific record, or records. The software requires each access to a medical record to be electronically logged as to the person accessing the record, the time and date of access, and the reason that the record was accessed. An additional enhancement notifies the gatekeeper of each access of a record deemed "sensitive" by the provider. In compliance with HIPAA regulations, providers may generate reports (upon request from a patient) that list each access of such patient's records. The Company plans to continue enhancing this software as needed to provide greater functionality to customers.

      UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, collection letters and reports. Custom programming for this application is handled primarily through contract programmers. The Company owns the source code for this application and is in the process of completely rewriting this application to improve functionality and reduce costs. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

                                   COMPETITION

      The business of medical insurance claims processing, accounts receivable management and collection agency services is highly competitive and fragmented. UMC competes with certain national and regional electronic claims processing companies, claims collection companies, claims management companies, collection agencies, factoring and financing firms, software vendors and traditional in-house claims processing and collections departments of hospitals and other healthcare providers. Many competitors of UMC are several times larger than the Company and can devote resources and capital to the market that are much greater than those which the Company currently has available or may have available in the future. There can be no assurance that competition from current or future competitors will not have a material adverse effect upon the Company.

                                INDUSTRY SEGMENTS

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services, customer service functions, payment monitoring and early out collection services, electronic medical records storage services, and other healthcare related ancillary business office services. UMY provides bad debt account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similar nature of the medical claim and patient account collection services, nature of the information technology and human resource production processes and service delivery methodologies, and the health care industry customer base of both UMC and UMY.

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

                                    EMPLOYEES

      At March 1, 2005, the Company had 61 full time, and 17 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or union organizing attempts.


Item 2.  Properties

On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage included an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 5.75 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total investment in the building and improvements at December 31, 2004 was $197,000. The company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

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

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders for a vote during 2004.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 01, 2005, there were approximately 1,040 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     Year ended December 31, 2004                         High         Low
     ----------------------------                       --------     --------
         Fourth quarter                                 $  0.060     $  0.040
         Third quarter                                     0.050        0.020
         Second quarter                                    0.050        0.030
         First quarter                                     0.150        0.035
                                                        --------     --------
         2004 annual average                               0.078        0.031

     Year ended December 31, 2003
     ----------------------------
         Fourth quarter                                 $  0.070     $  0.020
         Third quarter                                     0.065        0.020
         Second quarter                                    0.030        0.020
         First quarter                                     0.070        0.020
                                                        --------     --------
         2003 annual average                               0.059        0.020

     Year ended December 31, 2002
     ----------------------------
         Fourth quarter                                 $  0.035     $  0.006
         Third quarter                                     0.020        0.006
         Second quarter                                    0.030        0.020
         First quarter                                     0.025        0.012
                                                        --------     --------
         2002 annual average                               0.028        0.011

      The last reported sales price of the Common Stock as reported on the OTCBB, on March 1, 2005 was $0.071 per share.

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


Item 6.  Selected Consolidated Financial Data

      The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2004. The financial data presented for each of the five fiscal years has been derived from audited financial statements.



                                                                  Year Ended December 31,
                                      --------------------------------------------------------------------------
                                           2004            2003            2002           2001           2000
                                      ------------    ------------    ------------   ------------   ------------
Statements of Operations Data
Revenues                              $  4,099,005    $  3,901,296    $  3,437,984   $  2,785,697   $  2,297,797

Wages and benefits                       2,600,022       2,664,862       2,315,105      1,769,134      1,654,666
Selling, general and administrative        839,312         725,619         673,329        536,276        520,507
Depreciation and amortization              165,646         109,053          81,438        100,654        115,295
Professional fees                           74,472          90,449          61,844         60,006         42,835
Other                                      105,500          40,962          46,437         53,789        163,426
                                      ------------    ------------    ------------   ------------   ------------
Net income (loss) before
     Income taxes                          314,053         270,351         259,831        265,841       (198,932)

Income tax expense (benefit)          $    (23,750)   $    (18,000)   $       --     $       --     $       --
                                      ------------    ------------    ------------   ------------   ------------

Net income (loss)                     $    337,803    $    288,351    $    259,831   $    265,841   $   (198,932)

Basic earnings (loss) per common
     share (1):

     Net income (loss)                $     0.0112    $     0.0099    $     0.0089   $     0.0091   $    (0.0069)

Weighted average shares
      outstanding                       30,113,550      29,212,217      29,210,217     29,110,000     28,710,217







                                                                    As of December 31,
                                      --------------------------------------------------------------------------
                                           2004            2003            2002           2001           2000
                                      ------------    ------------    ------------   ------------   ------------
Balance Sheet Data
Working capital (deficit)             $    628,442    $    323,871    $    145,706   $    (23,902)  $   (225,830)
Total assets                             1,863,388       1,559,869         893,995        602,357        512,154
Long term debt including capital
    leases and deferred revenue            331,157         432,531         271,527        280,004        357,484
Total debt including capital leases
     and deferred revenue                  518,678         518,694         294,526        330,625        489,838
Total liabilities                          938,887         971,596         631,624        599,817        775,455
Total stockholders' equity (deficit)       924,501         588,273         262,371          2,540       (263,301)


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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2004, 2003 and 2002, approximately 97%, 97% and 96% of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management, UMClaimPros, and consulting services.


      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services.


                                                 CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                 2004                                2003                                2002
                   ---------------------------------   ---------------------------------   ---------------------------------
                                Quarter                             Quarter                             Quarter
                   ---------------------------------   ---------------------------------   ---------------------------------
                   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

  Claims Mgmt
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing        21,674   21,772   26,250   36,869   36,740   42,001   31,282   30,549   32,602   43,522   43,761   34,012
    Backlog          --       --      1,588     --       --       --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         21,674   21,772   27,838   36,869   36,740   42,001   31,282   30,549   32,602   43,522   43,761   34,012

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing        51,753   56,806   84,830   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336
    Backlog          --       --      4,733     --       --       --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         51,753   56,806   89,563   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085   23,336

 Collection $
    (000's)
    Ongoing        14,604   18,806   20,635    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,840    4,710
    Backlog           156      330        4     --       --       --       --       --       --       --       --          6
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         14,760   19,136   20,639    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,840    4,716

  Fees Earned
    (000's)
    Ongoing           496      586      830      560      522      500      448      460      460      471      405      401
    Backlog             4        9     --       --       --       --       --       --       --       --       --          1
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            500      595      830      560      522      500      448      460      460      471      405      402

 Average Fee %
    Ongoing           3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%     7.7%     8.4%     8.8%
    Backlog           2.5%     2.7%      --%      --%      --%      --%      --%      --%      --%      --%      --%    16.6%


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

      During the fourth  quarter of 2001 through the first quarter of 2004,  the
Company  processed   secondary  claims  under  an  ongoing  accounts  receivable management  services  contract  signed  March  22,  2000.  The  Number of Claims
Accepted for Processing and the Gross $ Amount of Claims Accepted for Processing
shown in the  preceding  table  include  secondary  claims that were  subject to automatic  crossover  payments  from  certain  payors.  The Company did not take credit  for,  nor  report as  collections,  such  crossover  payments  that were received  by the  customer  within  35 days  of the  date  that  the  claim  was transmitted  to UMC.  UMC  management  estimates  that  about  30% to 50% of the secondary  claims  accepted for processing  were due from crossover  payors.  Of these, approximately 60% paid with no effort required (and no credit for collections received was taken) by UMC. As a result, the ratio of Collections to the Gross $ Amount of Claims Accepted for Processing shown in the preceding table will be lower for periods beginning with the first quarter of 2002 through the first quarter of 2004 than for the succeeding quarters shown.

      The following table sets forth for each period indicated the volume and gross dollar amount of patient balance customer service and collection accounts received and fees recognized for UMC and UMY.

                                                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                 2004                                2003                                2002
                   ---------------------------------   ---------------------------------   ---------------------------------
                                Quarter                             Quarter                             Quarter
                   ---------------------------------   ---------------------------------   ---------------------------------
                   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Collection Svcs
-----------------
    Number of
Accounts Accepted
 for Collection:
     (000's)
    Early out      33,274   34,364   43,803   37,828   37,336   34,601   24,330   11,266   13,859   17,818   17,250   26,977
    Bad debt       12,728   24,677   22,268   21,728   38,092   27,390   15,448   15,322   26,281   16,430   14,815   20,028
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         46,002   59,041   66,071   59,556   75,428   61,991   39,778   26,588   40,140   34,248   32,065   47,005
 Gross $ Amount
   of Accounts
  Accepted for
   Collection
     (000's)
    Early out      36,427   36,683   50,768   38,110   32,808   30,561   17,897   10,815   12,021   13,424   14,002   22,011
    Bad debt        6,839   10,242    3,598   14,067   24,693   16,993   12,379   12,547   15,934    9,714   10,476   12,959
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         43,266   46,925   54,366   52,177   57,501   47,554   30,276   23,362   27,955   23,138   24,478   34,970

  Collection $
     (000's)
    Early out       2,048    2,363    2,456    2,679    2,535    1,862    1,105      949    1,220    1,563    2,004    2,444
    Bad debt          264      288      618    1,140    1,301    1,283    1,074    1,155      909      939      895      745
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          2,312    2,651    3,074    3,819    3,836    3,145    2,179    2,104    2,129    2,502    2,899    3,189

  Fees Earned
     (000's)
    Early out         150      186      191      222      202      182      132      113      131      157      187      227
    Bad debt           65       66      143      241      279      279      226      252      203      208      186      152
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            215      252      334      463      481      461      358      365      334      365      373      379

  Average Fee %
    Early out         7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%    10.0%     9.3%     9.3%
    Bad debt         24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%    22.1%    20.8%    20.4%


      For placements of collection accounts, there is typically a time lag of approximately 15 to 180 days from contract execution to electronic transfer of accounts from the customer. In many cases, collection accounts are transferred to UMC via hard copy media, which requires UMC employees to manually enter collection account data into the UMY system. Collection fee percentages charged to the customer vary depending on the service provided, the age and average balance of accounts.




      In April of 2002,  Janice K. Neal joined UMC as Vice  President  of Coding
Services, and the Company began providing coding and related services to various hospitals. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.

                                                  CODING SERVICES - OFF-SITE PROCESSING VOLUME

                                 2004                                2003                                2002
                   ---------------------------------   ---------------------------------   ---------------------------------
                                Quarter                             Quarter                             Quarter
                   ---------------------------------   ---------------------------------   ---------------------------------
                   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Collection Svcs
-----------------
    Number of
Claims  Accepted
   for Coding:
    Inpatient         543      604      602      832      303      177      213      161      140        9     --       --
   Outpatient         633    1,657      780      699    1,007      734      761      553      201     --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      Total         1,176    2,261    1,382    1,531    1,310      911      974      714      341        9     --       --

   Fees Earned
     (000's)
     Combined          18       25       22       27       20       17       18       14        5     --       --       --


     UMC prices its off-site coding services according to the types of claims coded. In general, inpatient claims are more complex than outpatient claims, and are priced higher accordingly.

                              SIGNIFICANT CUSTOMERS

      During 2004, 58% of revenue was earned from three customers: Marshall Regional Medical Center ("MRMC"), Presbyterian Healthcare Services of New Mexico ("PHS") and Brownsville Surgical Hospital ("BSH"). MRMC provided revenue totaling $823,000 or 20% of total revenue. Of this, 76% was from Ongoing Accounts Receivable Management Services, 19 % was from Collection Agency Services, 5% was from Claims Coding Services, and less than 1% was from Consulting Services. PHS provided revenue totaling $833,000 or 20% of total revenue. Of this, 54% was from Collection Agency Services, and 46% was from Ongoing Accounts Receivable Management Services. BSH provided revenue of $683,000 or 17% of total revenue. Of this, 89% was from Ongoing Accounts Receivable Management Services, 8% was from Collection Agency Services, and 3% was from Claims Coding Services.

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

                          LOSS OF SIGNIFICANT CUSTOMERS

      On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would be terminating the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital plans to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believes that the hospital will be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $662,000, $629,000 and $430,000, which represented 16%, 16% and 13% of total revenue for the years 2004, 2003 and 2002 respectively.

       On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Systems ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues from PHS ramped down rapidly through the end of 2004. This contract provided revenues of $833,000, $2,434,000 and $2,246,000, which represented 20%, 62%, and 65% of total revenue for the years 2004, 2003, and 2002 respectively.

      On May 30, 2002, the Company received notice from Valley Baptist Medical Center (VBMC) terminating their accounts receivable management contract dated March 13, 2000. The termination of the contract was pursuant to recommendations from outside consultants to consolidate VBMC's outsourcing projects, and according to VBMC management had nothing to do with UMC's performance. This contract provided revenues of $9,000, $25,000 and $245,000, which represented ..2%, .6% and 7% of total revenue for the years 2004, 2003 and 2002 respectively.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $224,000, $183,000 and $117,000 during 2004, 2003 and 2002 respectively.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o In March 2005, the Company began offering Chargemaster Review and Pricing Comparison services.

o From 2000 to 2005 the annual budget for UMC's sales and marketing department has increased from $0 to $273,000. In 2004 the Company's actual expenses for sales and marketing were $293,000 compared to $233,000 in 2003 and $117,000 in 2002.

o From June 24, 2003 through March 1, 2005, the Company has executed the following new contracts:

     o On December 7, 2004 the Company executed a coding services contract with a hospital in Central Texas.
     o On October 29, 2004 the Company executed a contract for early stage patient balance collections with a hospital in Central Texas.
     o On October 6, 2004 the Company executed a coding services contract with a hospital in East Texas.
     o On October 1, 2004 the Company executed a contract for bad debt collections with a hospital in West Texas.
     o On August 26, 2004 the Company executed a contract for bad debt collections with a hospital in Central Texas.
     o On August 24, 2004 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
     o On July 8, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
     o On July 1, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
     o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
     o On May 1, 2004 the Company executed a contract for bad debt second collections with a hospital in South Texas.
     o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
     o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
     o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract was only three months, and new placements to UMC were discontinued on June 11, 2004.
     o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
     o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
     o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
     o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
     o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.
     o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.

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

      With the loss of the PHS contract in 2004 and the loss of the BSH contract in 2005, the Company will face a significant challenge in 2005 to maintain the level of revenue that it produced in 2004. Management's forecast of revenue for 2005 from the Company's existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $2,733,000. The difference between this forecast and total 2004 revenue will have to be made up from new sales of services to new and existing customers. As evidenced by the new contracts listed above, the investment that UMC has made in sales and marketing over the past four years has produced positive results. Revenue from contracts signed in 2004 or that were signed in 2003 and began production in 2004 accounted for $1.6 million or 39% of total revenue in 2004. In 2005, management will continue to focus on marketing traditional and new services to both existing and prospective customers. There can be no assurance that UMC will attain the same level of new sales in 2005 that it attained in 2004, or that the operating margin on new business sold in 2005 will be consistent with past performance.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2004, 2003 and 2002 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2004, 2003 and 2002.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2004, 2003 and 2002.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $13,500, $15,000 and $13,250 in revenue from this incentive for 2004, 2003 and 2002 respectively.

      (e) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2004, 2003 and 2002 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,536, $11,533 and $11,536 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the loan on the building in accordance with The Agreement, for 2004, 2003 and 2002 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. As of March 1, 2005 UMC had 57 full time, and 13 part time employees at its Pampa operations center.

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

                      SOFTWARE LICENSE PURCHASE COMMITMENT

In December 2004, the Company entered into an agreement with a software vendor, in which UMC agreed to purchase five user licenses for two of the vendor's products each year for two years. The agreement also gives UMC the ability to purchase additional licenses each year at an agreed upon per license amount. In accordance with the agreement, UMC paid the vendor $39,500 in December 2004 for five user licenses to be used during 2005. UMC is also committed by the agreement to pay an additional $39,500 in December of 2005 for five licenses to be used during 2006.

                        MAINTENANCE AGREEMENT COMMITMENT

      During 2002, the Company entered a maintenance agreement on leased mail processing equipment, which requires quarterly payments through 2007. The total commitments under the agreement are $6,420 for each of the years 2003 through 2006 and $4,815 in 2007. The Company paid $6,420, $6,420 and $1,605 during 2004,
2003 and 2002 respectively under this agreement.

                              CONTINGENT LIABILITY

      On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. As of the date of this filing, it appears reasonably possible, that the Company will incur some expense to said former employee in addition to legal fees in order to resolve this matter. Management believes that the combined cost of legal fees and compensation could range from $15,000 to $60,000. As of the date of this filing, the Company has received invoices for legal fees relating to this matter totaling $13,400.

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

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During 2004, the Company capitalized $25,460 in costs incurred for new internal software development that was in the application development stage.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed. Electronic Medical Records Storage revenue is recognized when records are scanned into the UMC coding website.

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At December 31, 2004 UMC had no factored invoices.


                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                Percentage of Revenues
                                                        ---------------------------------------
     Year ended December 31,                                2004          2003         2002
     -----------------------------------                -----------   -----------   -----------

     Revenue.........................................       100.0%        100.0%       100.0%
                                                        -----------   -----------   -----------

     Wages and benefits..............................        63.4          68.3         67.3
     Selling, general and administrative.............        20.5          18.6         19.6
     Office and equipment rental.....................         0.4           0.5          0.6
     Depreciation and amortization...................         4.0           2.8          2.4
     Interest, net, and other income.................         0.7           0.5          0.7
     Professional fees...............................         1.8           2.3          1.8
     Provision for Doubtful Accounts.................         1.5           --           --
     Provision for income tax expense (benefit)......        (0.5)         (0.4)         --
                                                        -----------   -----------   -----------
     Total expenses..................................        91.8          92.6         92.4
                                                        -----------   -----------   -----------
     Net income (loss)...............................         8.2%          7.4%         7.6%
                                                        ===========   ===========   ===========



                              2004 COMPARED TO 2003

      Revenues increased $198,000 or 5% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $2,468,000 in 2004 increased by $538,000 compared to 2003 as a result of multiple factors. During 2004, the Company received $637,000 from an ongoing accounts receivable management contract that was signed May 7, 2004. The Company also recognized $467,000 in revenue from a short-term ongoing accounts receivable management contract that was signed March 11, 2004. The term of this contract was three months, and new placements to UMC were discontinued on June 11, 2004. The Company received $102,000 from an ongoing accounts receivable management contract that was signed January 22, 2004, and was cancelled on October 4, 2004. The Company saw increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenues of $610,000 and $547,000 for 2004 and 2003 respectively. The Company recognized increased revenue from two ongoing accounts receivable management contracts that were signed during 2003 and were completed or cancelled in 2004. Revenue from these contracts totaled $244,000 and $161,000 in 2004 and 2003 respectively. The Company also recognized $18,000 in increased revenue from an ongoing accounts receivable management contract that was signed November 14, 2003. These increased revenues were partially offset by decreased revenue from the PHS contract that was cancelled March 31, 2004. Total Ongoing Accounts Receivable Management Services revenue from this contract was $386,000 and $1,135,000 in 2004 and 2003 respectively. The Company also saw decreased revenue from a contract that was signed April 5, 2002 and was also discontinued on March 31, 2004 and from a contract that was cancelled in December 2002. Total revenue from these contracts was $3,000 and $86,000 in 2004 and 2003 respectively.

     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would be terminating the claims billing and follow up portions of their accounts receivable management contract with UMC dated October 31, 2000. The claims billing and follow up portion of this contract provided Ongoing Accounts Receivable Management Service revenue of $610,000, $547,000 and $400,000, in 2004, 2003 and 2002 respectively, which represented 25%, 28% and 23% of total Ongoing Accounts Receivable Management Services revenue for these years.

     Assuming that there are no other significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2004, management believes that Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $1.5 million in 2005.

o Backlog Accounts Receivable Management Services revenue of $16,000 in 2004 increased by $16,000 compared to 2003 as a result of the placement of backlog claims received in June of 2004 in conjunction with the startup of an ongoing accounts receivable management contract that was signed May 7, 2004. Management does not anticipate any significant revenue from Backlog Accounts Receivable Management Services in 2005.

o Collection Agency Services revenue of $1,264,000 in 2004 decreased by $401,000 compared to 2003 as a result of the following: The Company saw a decrease in revenue due to the discontinuation of the PHS contract on March 31, 2004. Total Collection Agency Services revenue from this contract was $446,000 and $1,298,000 in 2004 and 2003 respectively. The Company also saw decreased revenue from a contract that was signed April 5, 2002 and was also discontinued on March 31, 2004. Revenue from this contract totaled $51,000 in 2004 and $100,000 in 2003. These decreases in revenue were partially offset by $300,000 in revenue from new contracts executed in 2004. The Company also saw increased revenue from a two collection agency services agreements executed April 18, 2003 and August 28, 2003. Combined revenue from these contracts was $281,000 and $88,000 during 2004 and 2003 respectively. Combined revenue from all other contracts was $186,000 in 2004 and $178,000 in 2003.


     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would be terminating the early stage patient balance collection portion of their accounts receivable management contract with UMC dated October 31, 2000. The early stage patient balance collection portion of this contract provided Collection Agency Services revenue of $30,000, $27,000 and $20,000, in 2004, 2003 and
     2002 respectively, which represented 2%, 2% and 1% of total Collection Agency Services revenue for these years

     Assuming that there are no other significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2004, management believes that Collection Agency Services will generate revenues from such customers of approximately $900,000 in 2005.

o Coding Services revenue of $224,000 in 2004 increased by $41,000 or 23% due primarily to fees from coding consulting services provided in conjunction with an ongoing accounts receivable management contract that was executed May 7, 2004. Total coding fees provided by this contract were $55,000. Fees from the Company's web based off-site coding services remained level at $91,000 in both 2004 and 2003. Coding fees from other on-site coding services decreased from $92,000 in 2003 to $78,000 in 2004.

     During the first quarter of 2005, UMC began offering additional chargemaster review and pricing comparison to its line of coding related services. Assuming that there are no significant changes in the types of coding services provided to current customers as of 12/31/04, and the addition of a moderate amount of new customers for the Company's traditional and new coding services, management believes that Coding Services will generate revenues from such customers of approximately $551,000 in 2005.

o Other revenue of $126,000 in 2004 increased by $2,000 or 1.6% compared to 2003. Other revenue in 2004 and 2003 was comprised primarily of incentives received in accordance with the agreement with the PEDC. Assuming that the Company continues to meet the incentive requirements, this agreement will generate approximately $112,000 in incentive revenue in 2005.

      Wages and benefits expense decreased $65,000 or 2.4%. Salary and wage expense decreased by $7,000 due primarily to reduced average headcount during 2004 as compared to 2003. Other compensation decreased as a result of the recognition of $37,500 in compensation expense recognized in 2003 related to a stock purchase warrant. Payroll tax expense decreased by $11,000 due primarily to a decrease in the Company's state unemployment tax rate. Benefits cost increased by $20,000 as a result of more employees being eligible for benefits. During 2004, an average of 78 employees were covered under the Company's health insurance plan compared to 71 in 2003. In 2004, bonus expense decreased by $29,000 as compared to 2003. During 2004 total full time employee headcount averaged 87 compared to 95 during 2003. As of March 1, 2005, UMC had a total of 61 full time and 17 part time employees. Assuming no significant change in the Company's core services, management expects that wages and benefits should remain at approximately 64% of revenues in 2005.

      Selling, general and administrative ("SG&A") expense increased $114,000 or 16% due to several factors: Taxes and insurance expense increased by $40,000 due to accruals for property and other taxes. Software maintenance expense increased $38,000 due to an increase in demand for system changes as a result of new customer startups and associated customization required to accommodate acceptance of new customer claims and report files and an increase in the number of claims billed through a third party clearinghouse; sales commission expense increase by $32,000 due to the addition of several new customers; other employee costs increased by $29,000 due to the relocation of the Company's Vice President of Sales from Midland, Texas to Garland, Texas; Contract labor expense increased by $10,000 due to contract labor used on-site at a customer facility; Theses increases were partially offset by decreases in telephone $8,000 as a result of reduced head count in the Company's collection division during the year; travel and entertainment $14,000 as a result of less travel required with the relocation of the Company's Vice President of Sales and factor fees $15,000 due to the Company not factoring invoices after the first quarter of 2004. All other SG&A expenses increased by a combined $2,000 in 2004.

      Assuming no significant change in the Company's core services, management expects that SG&A should remain at approximately 19% of revenues in 2005.

      Office, vehicle and equipment rental expense decreased $3,000 or 15% in 2004 as compared to 2003 primarily as a result of the maturity of an auto lease in 2003. Assuming no significant changes in office space and equipment leased at 12/31/04, management expects lease and rental expense to be less than 1% of revenues in 2005.

      Depreciation and amortization expense increased $57,000 or 52% in 2004 primarily as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003. Management expects depreciation and amortization expense to be approximately 4% of revenues in 2005.

      Professional fees expense decreased $16,000 or 18% in 2004 primarily as a result of legal fees paid during 2003 in connection with a dispute with UMC's former health insurance provider. Management expects professional fees to be approximately 2% of revenues in 2005.

      Interest, net increased $8,000 or 40% during 2004 primarily as a result of the addition of a capital lease on new phone equipment in September of 2003. Management expects interest expense to be less than 1% of revenue in 2005.

      Provision for doubtful accounts and notes increased $59,000 a result of receivables reserved during the third and fourth quarters of 2004.

      Tax benefit Prior to 2003, UMC had not booked a tax asset to reflect any portion of the value of UMC's net operating loss ("NOL") carryforwards, due to the uncertainty of the benefit being realized. However, due to the Company's consistent profitability for the past four years, and management's projected profitability in 2005, management believes it to be more likely than not that a portion of the value remaining in the Company's NOLs will be realized. At December 31, 2003, the Company recorded a tax asset and an income statement tax benefit of $18,000 that represented the estimated value of the NOLs that would be utilized in 2004. The actual value of the NOL's utilized in 2004 was approximately $88,000. UMC's estimate of the NOL that will be utilized in 2005 is $41,750 and has increased the recorded tax asset accordingly, which resulted in an income tax benefit of $23,750 in 2004.

Liquidity and Capital Sources

         At December 31, 2004, the Company's liquid assets, consisting of cash, totaled $264,000 compared to $63,000 at December 31, 2003. Working capital was $628,000 at December 31, 2004 compared to $324,000 at December 31, 2003. Working capital increased primarily due to the net operating income for the year ended December 31, 2004 offset by capital investments in equipment, software and building improvements.

      Cash flow from operations in 2004 provided cash of $250,000, compared to $165,000 provided from operations in 2003. This increase is primarily due to the 2004 net operating income of $338,000 increased by depreciation ($127,000), amortization ($38,000), and provision for doubtful accounts ($60,000), an increase in accrued liabilities ($30,000) offset by non-cash incentive income recognized ($24,000) an increase in accounts receivable ($177,000) prepaid expenses ($62,000) restricted cash ($14,000) and factor reserve ($3,000) and decreases in accounts payable ($54,000) and payables to customers ($9,000). In 2004, cash flow from operations was supplemented by incentives received from the Pampa Economic Development Commission to cover working capital and liquidity requirements.

      Investing activities in 2004 consisted of the purchases of furniture, fixtures, equipment, building improvements, and the sale of a company automobile and certain computer equipment. Total cash used for investments was $72,000, of which $37,000 was used for the purchase of furniture, fixtures and equipment, $39,000 was used to purchase and develop software and $4,000 was for the purchase of building improvements. This use of cash was partially offset by $8,000 in proceeds from the sale of Company automobile and certain computer equipment. Total cash used in investing activities during 2003 was $214,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

      Financing activities in 2004 consisted of total net proceeds from two unsecured lines of credit from two banks of $103,000, borrowing for the purchase of new accounting software in the amount of $12,000, cash used for the purchase of treasury stock in the amount of $1,500 and principal payments on capital lease obligations and notes payable which used cash of $91,000.

      On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and was previously personally guaranteed by Peter Seaman, Chairman and CEO. The factoring company released this personal guarantee on December 23, 2003. Other significant terms of the factoring agreement include recourse for invoices remaining unpaid at 90 days, interest at prime plus 2.5%, and a factoring fee of 1% of the face value of each invoice. The Company had no factored invoices at 12/31/2004.

      During 2003, the Company applied and was approved for two $100,000 unsecured lines of credit, with two different banks. The first line was approved July 17, 2003, and carries an annual interest rate of prime plus 6 3/4 %. The outstanding balance on this line was $99,000 at December 31, 2004. The second line of credit was approved July 30, 2003 and bears interest at an annual rate of prime plus 2%. The outstanding balance on this line was $100,000 at December 31, 2004.

      Despite the loss of the contracts as described under LOSS OF SIGNIFICANT CUSTOMERS above, management believes that current cash and cash equivalents and projected cash flows from operations together with the Company's lines of credit, factoring agreement, incentives under the Economic Development and Incentive Agreement, capital leases and other potential financing should be sufficient to support the Company's cash requirements through fiscal 2005.


                             CONTRACTUAL OBLIGATIONS

      The following table sets forth UMC's  contractual  obligations at December
31, 2004, for the periods shown:

                                                             Within
             Contractual Obligations             Total       1 Year      2-3 Years    4-5 Years   Thereafter
      -------------------------------------   ----------   ----------   ----------   ----------   ----------

      Debt ................................   $  422,679   $  103,782   $  164,882   $   75,014   $   79,001
      Operating leases ....................       39,225       18,570       20,685         --           --
      Purchase commitments ................       39,500       39,500         --           --           --
                                              ----------   ----------   ----------   ----------   ----------
      Total contractual cash obligations...   $  501,404   $  161,852   $  185,567   $   75,014   $   79,001
                                              ==========   ==========   ==========   ==========   ==========


                          NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment," "(SFAS 123(R)". SFAS 123(R) is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. UMC does not expect a material effect on its financial condition, results of operations or cash flows.

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

      Depreciation and amortization expense increased $28,000 or 34% in 2003 primarily as a result of the addition of approximately $404,000 in leased and purchased fixed assets during 2003

      Professional fees expense increased $29,000 or 45% in 2003 primarily as a result of legal fees paid in connection with a dispute with UMC's former health insurance provider.

      Interest, net increased $900 or 4% during 2003 compared to 2002.

      Provision for doubtful accounts and notes decreased $1,700 due to good collection experience in 2003.

      Other expense decreased $4,000 as a result of losses realized on the sale of company assets in 2002. No such losses were recognized in 2003.

      Tax benefit Prior to 2003, UMC had not booked a tax asset to reflect any portion of the value of UMC's net operating loss ("NOL") carryforwards, due to the uncertainty of the benefit being realized. However, due to the Company's consistent profitability for the three preceding years, and management's projected profitability in 2004, management believed it to be more likely than not that a portion of the value remaining in the Company's NOLs will be realized. At December 31, 2003, the Company recorded a tax asset and an income statement tax benefit of $18,000 that represented the estimated value of the NOLs that would be utilized in 2004.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....

      The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 8.  Financial Statements and Supplementary Data

      The Company's  Consolidated  Financial Statements appear beginning at page
47.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with UMC's accountants during the reporting period.

Item 9A. Controls and Procedures

       In order to ensure that the information UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, UMC has adopted disclosure controls and procedures. UMC's Chief Executive Officer, Peter W. Seaman, and UMC's Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated UMC's disclosure controls and procedures as of March 10, 2005, and concluded that UMC's disclosure controls and procedures are appropriate and that no changes are required at this time.

      There have been no significant changes in UMC's internal controls, or in other factors that could affect UMC's internal controls, since March 10, 2005.

Item 9B. Other Information

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      PETER W. SEAMAN (55) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business
Development for TRW Receivables Management Services from March 1989 to June 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March 1986 to March 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant. Mr. Seaman was elected to the Board of Directors of the South Texas Chapter of the Healthcare Financial Management Association on June 1, 2001.

      MICHAEL P. BUMGARNER (61) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based medical management consulting firm positioned nationally to deliver financing and funding, merger and acquisition, ongoing regulatory, and reimbursement compliance and other management services to all types of medical facilities through its strategically located Professional Affiliates. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 30 years gaining extensive senior business and management experience.

      JOHN F. LEWIS (58) was elected to the Board of Directors on November 12, 1996, and currently serves as the chairman of the board's compensation committee. Mr. Lewis is President/CEO of Lewis Consulting, LLC., a national health care policy and financial assessment firm, specializing in Medicare and Managed Care environments for over 18 years in both the private and governmental sectors. From 1992 to 1996, Mr. Lewis served as Health Advisor to the office of the Lt. Governor of the U.S. Virgin Islands, initiating and developing healthcare strategies under the Health Care Reform for the Virgin Islands. From 1988 to 1992, Mr. Lewis was Assistant Vice President for Medicare Operations at Seguros de Servicios de Salud, the Medicare Part B Carrier for Puerto Rico and the Caribbean. Mr. Lewis holds his degree in Business Administration from the American College of Switzerland and his MBA, University of Geneva, School of Business and Socio-Economics, Switzerland. Mr. Lewis is nationally certified in Healthcare Compliance, and has expertise in HIPAA compliance and issues.

      VERNON C. ROSENBERY (76) was elected to the Board of Directors on November 13, 2002, and elected to the Compensation Committee on January 26, 2003. Mr. Rosenbery has been retired since July 1, 1993. From 1988 to 1993 Mr. Rosenbery performed consulting services for Stangeland Enterprises, an entity that had purchased two companies from Mr. Rosenbery in 1988. These companies were Foley Construction Company, and Clinton Engineering Company. These companies performed earth moving, paving, and underground construction work and were located in Clinton, Iowa. Mr. Rosenbery was either employed by, or owned these businesses from 1960 to 1988. From 1955 to 1960 Mr. Rosenbery was a Resident Construction Engineer for the Iowa Department of Transportation. From 1952 to 1955 Mr. Rosenbery was employed as a plant engineer for the Dupont Company in Clinton, Iowa. Mr. Rosenbery holds a Bachelor of Science degree in Civil Engineering from the University of Illinois.

      MARK A. MCVAY (42) was elected to the Board of Directors, and then elected to the Audit Committee, on March 24, 2003. Mr. McVay is the chairman of the Audit Committee. Mr. McVay is the Chief Financial Officer for Cree Companies, in Pampa, Texas, where he has been employed since July 2003. His responsibilities include the management and oversight of various privately owned companies in the oil and gas and retail industries. Prior to his employment with the Cree Companies, Mr. McVay was the Assistant Superintendent of Finance for the Pampa Independent School District ("PISD") in Pampa, Texas, where was employed from 1989 to July 2003. His responsibilities with PISD included management and oversight of $20 million budget with approximately 500 full time employees, coordination of annual independent audit and management of PISD's self-funded employee health insurance plan. Prior to his employment with PISD, Mr. McVay worked in public accounting for Mike Ruff, CPA (1987 - 1989) and Stewart Ferguson & Robinette, CPA's (1984 - 1987) where he performed audit and income tax services. Mr. McVay holds a Bachelors degree in Business Administration from West Texas State University and is a Certified Public Accountant. The UMC Board of Directors believes that Mr. McVay meets the requirements to qualify as the "audit committee financial expert" as defined under the Sarbanes-Oxley Act of 2002.

      CLINT D. OWEN (45) was elected Vice President of Sales and Marketing on May 1 2003. Mr. Owen was previously employed by Business Office Systems and Solutions ("BOSS"), where he was a partner, and served as CEO from January 1996 through March 2003. Prior to his employment with BOSS, Mr. Owen was a National Sales Executive with Nationwide Credit, Inc., from 1994 through December 1995. From 1991 through July 1994 Mr. Owen was Sales Manager and Vice President of Sales for Spectra Claims Collection Services and CRW Financial, Inc. Mr. Owen began his career in healthcare collection services with TRW in May of 1989.

      NATHAN E. BAILEY (44) was elected Vice President and Corporate Controller on March 25, 2002 with primary responsibility for Finance and Accounting. Mr. Bailey Joined the Company on August 27, 2000 as the Corporate Controller. Mr. Bailey has previously served as an accountant for Engineered Carbons, Inc, Borger, Texas from 1998 to 2000; Controller for Nunn Manufacturing, Amarillo, Texas 1998; General Manager and Controller for West Texas Ford Lincoln Mercury, Inc., Pampa Texas, from 1992 to 1998; and Controller for The Texas Cattle Feeders Association in Amarillo, Texas from 1990 to 1992. Mr. Bailey practiced public accounting from 1985 to 1990 with KPMG Peat Marwick, and H.V. Robertson and Co. both in Amarillo, Texas. Mr. Bailey holds a BBA in accounting from West Texas State University and is a Certified Public Accountant.

      JANICE K. NEAL (51) was elected Vice President of Coding Services on April 1, 2002. Jan was previously employed as a coding consultant with Parrish, Moody and Fikes, P.C., from 2000 through March 2002. From 1996 through 2000, Mrs. Neal was self-employed, providing coding consulting services to hospitals. From 1991 through 1996, Mrs. Neal worked in the medical records department for a small rural hospital. Mrs. Neal served as The Director of Medical Records and Utilization for a large city hospital from 1988 through 1991, and as the Utilization Review Manager of another large hospital from 1986 through 1988. From 1985 through 1986, Mrs. Neal was employed by the Texas Medical Foundation, the peer review organization for the State of Texas. Mrs. Neal has an Associate's degree from The El Centro School of Nursing in Fort Worth and is an RN and a Certified Coding Specialist (CCS).

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


Item 11. Executive Compensation

      Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman, Ms. Neal and Mr. Owen, and exercise and year end valuation information pertaining to stock options and warrants granted to each. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2004, 2003 or 2002:

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                                                    -----------------------------------------------
                        Annual Compensation                         Awards                  Payouts
                  -------------------------------   -------------------------------------   -------
                                                     Other       Restricted   Securities
  Name                                               Annual        Stock      Underlying      LTIP    All Other
and Principal                                        Compen-      Award(s)     Options/     Payouts    Compen-
 Position         Year    Salary ($)    Bonus ($)   sation ($)      ($)      Warrants (#)     ($)     sation ($)
----------------------------------------------------------------------------------------------------------------
Peter W. Seaman   2004    168,000      38,587 (1)       -            -            -            -          -
Chairman and      2003    160,000      37,460 (2)       -            -            -            -      37,500 (4)
CEO               2002    153,708      29,136 (3)                    -            -            -          -
Janice K. Neal    2004    107,059       9,143 (1)       -            -            -            -          -
Vice President    2003    103,000       6,000 (2)       -            -            -            -          -
Of Coding Svcs.
Clint Owen        2004    114,384 (5)                   -            -            -            -      17,926 (6)
Vice President
Of Sales


(1)   Represents 2003 bonus paid in 2004
(2)   Represents 2002 bonus paid in 2003
(3)   Represents 2001 bonus paid in 2002
(4) Represents value of stock purchase warrant that became exercisable in December 2003
(5)   Includes salary and commissions
(6)   Represents taxable moving expenses paid by UMC


                       AGGREGATED OPTION/WARRANT EXERCISES
                    AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                             Number of Securities         Value of Unexercised
                    Shares                  Underlying Unexercised             In-The-Money
                   Acquired               Options/Warrants at Fiscal       Options/Warrants at
                      on        Value            Year-End (#)            Fiscal Year-End (4) ($)
                   Exercise   Realized   ---------------------------   ---------------------------
   Name               (#)        ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
---------------   ---------   --------   -----------   -------------   -----------   -------------
Peter W. Seaman   2,000,000   $ 62,500    1,000,000          --           $3,000          --
Janice K. Neal         --         --        133,333        66,667          6,000         3,000
Clint D. Owen          --         --         66,667       133,333          1,533         3,067


(4) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2004 was $0.06 per share. Value is calculated on the basis of the difference between the option exercise price and $0.06 multiplied by the number of shares of Common Stock underlying the option or warrant.

                            COMPENSATION OF DIRECTORS

      An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Beginning in 2002 non-employee Directors received compensation for attendance of board meetings, in addition to reimbursement for expenses of meeting attendance. The per-meeting compensation for non-employee Directors was $750 in 2004 and 2003, and $500 in 2002. The Company paid director fees of $15,750, $12,500 and $5,000 in 2004, 2003 and 2002 respectively.

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

      Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the then current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants were issued in lieu of the options that would have been issued to the board members under the 1995 Stock Option Plan. One of the board members resigned on February 26, 2001; the warrants issued to him expired on May 26, 2001. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty-four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2004.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Messrs. Lewis, McVay and Rosenbery. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2004.


Item 12.   Securities Ownership of Certain Beneficial Owners and Management

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of March 3, 2005 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding
Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                 Number of Shares of United Medicorp, Inc. Common Stock (1)
                                 ----------------------------------------------------------
                                         Shares          Exercisable
                                      Beneficially        Warrants/        Percent of
Name                                     Owned           Options (3)        Class (1)
----                                     -----           -----------       ----------

Mercury Asset Management plc. (2)       8,067,200              --             26.3%
33 King William Street
London EC4R 9AS Great Britain

Tambura Limited                         1,484,000              --              4.8%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman                         2,160,000         1,000,000            9.9%
Michael P. Bumgarner                      100,000           400,000            1.6%
John F. Lewis                                --             400,000            1.3%
Vernon Rosenbery                        1,160,100            16,667            3.8%
Mark McVay                                  8,333                              0.03%
Nathan Bailey                              20,000           266,667            0.9%
Janice K. Neal                            133,333                              0.4%
Clint Owen                                 20,000            66,667            0.3%

All officers and directors as
a group (8 persons)                     3,460,100         2,291,667           17.5%


(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 30,668,550 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares. The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 30,668,550 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

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

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 2005, upon exercise of options/warrants.


Item 13. Certain Relationship and Related Transactions

      For the years ended December 31, 2004, 2003 and 2002, the Company recognized $28,000, $28,000 and $30,000 respectively in commission expense for new business introduction from a corporation of which the majority shareholder is a non-employee Director of UMC. This commission expense was recognized pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

Item 14. Principal Accountant Fees and Services

Audit Fees

      Audit fees billed and estimated fees to be billed to UMC by Hein & Associates for the audit of our consolidated financial statements included in our Annual Report of Form 10-K, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, for the years 2004 and 2003, totaled $27,542 and $28,953 respectively.

Audit Related Fees

      UMC also paid $1,020 in 2004 to Hein & Associates for consulting in regards to the Company's documentation of internal controls and audit committee communication.

Tax Fees

      UMC paid $742 to Hein & Associates during 2004 for consulting services related to state tax reporting.

      UMC's Audit Committee approves all audit and non-audit services provided by our independent accountants prior to any engagement for services. The Audit Committee approved 100% of the services provided by the independent accountants captioned above, and believes that the services provided were compatible with maintaining the independence of Hein & Associates.

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

         32.1     Section 906 Certification of Chief Executive Officer

         32.2     Section 906 Certification of Chief Financial Officer

         99.1     Safe   Harbor   Compliance   Statement   for   Forward-Looking
                  Statements

         99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)

         99.3     Code of Business Conduct and Ethics for United Medicorp Inc.


(b)   Reports on Form 8-K

               1) On November 18, 2004 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the third quarter of 2004 and year-to-date 2004.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            United Medicorp, Inc.


Date:    March 25, 2005                     By:  /s/ Peter W. Seaman
                                               ---------------------------------
                                                 Peter W. Seaman,
                                                 Chairman of the Board and Chief
                                                 Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                         Date
         ---------                       -----                         ----


 /s/  Peter W. Seaman        Chairman of the Board and Chief      March 25, 2005
--------------------------   Executive Officer (Principal
      Peter W. Seaman        Executive Officer)

 /s/  Nathan E. Bailey       Vice President and Controller        March 25, 2005
--------------------------   (Principal Financial Officer and
      Nathan E. Bailey       Principal Accounting Officer)


 /s/ Michael P. Bumgarner    Director                             March 25, 2005
--------------------------
     Michael P. Bumgarner

 /s/ John F. Lewis           Director                             March 25, 2005
--------------------------
     John F. Lewis

 /s/ Vernon Rosenbery        Director                             March 25, 2005
--------------------------
     Vernon Rosenbery

 /s/ Mark McVay              Director                             March 25, 2005
--------------------------
     Mark McVay

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004

                                Items 8 and 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                    [Item 8]



Consolidated Financial Statements:                                          Page
                                                                            ----

Consolidated Balance Sheets as of December 31, 2004 and 2003..............    47

Consolidated Statements of Operations for each of the three years ended
 December 31, 2004 .......................................................    48

Consolidated Statements of Changes in Stockholders' Equity for each of the
 three years ended December 31, 2004......................................    49

Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 2004 .......................................................    50

Notes to Consolidated Financial Statements................................    51

Report of Independent Registered Public Accounting Firm - Hein &
 Associates LLP...........................................................    67


Consolidated Financial Statement Schedules:

II- Valuation and Qualifying Accounts.....................................    68

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                December 31,
                                                                       ----------------------------
                                                                            2004            2003
                                                                       ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents ....................................   $    263,640    $     62,851
      Restricted cash ..............................................         74,381          60,365
      Accounts receivable, net of allowance for doubtful accounts
         of $60,024 and $417, respectively .........................        824,551         707,301
      Factor reserve ...............................................          5,093           1,313
      Prepaid expenses and other current assets ....................         68,507          31,106
                                                                       ------------    ------------
         Total current assets ......................................      1,236,172         862,936
Other non-current assets ...........................................         42,873          18,773
Property and equipment, net of accumulated depreciation of
      $876,423 and $817,554, respectively ..........................        325,676         381,354
Developed and purchased software net of accumulated amortization of
      $245,379 and $205,661 respectively ...........................         92,091          92,527
Assets under capital leases, net of accumulated amortization of
      $270,354 and $232,514, respectively ..........................        166,576         204,279
                                                                       ------------    ------------
         Total assets ..............................................      1,863,388       1,559,869
                                                                       ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations .................         43,117          41,177
      Current portion of notes payable .............................        144,404          44,986
      Trade accounts payable .......................................         59,656         113,364
      Payable to clients ...........................................         44,690          54,008
      Accrued professional fees ....................................         24,251          19,662
      Accrued payroll and benefits .................................        200,098         209,461
      Accrued expenses - Allied Health Options .....................         42,457          43,284
      Accrued expenses other .......................................         49,057          13,123
                                                                       ------------    ------------
      Total current liabilities ....................................        607,730         539,065
Long term liabilities:
      Long term capital lease obligations, excluding current portion        104,016         146,535
      Long term notes payable, excluding current portion ...........        131,141         165,996
      Deferred revenue - Pampa Economic Development Corp. ..........         96,000         120,000
                                                                       ------------    ------------
         Total liabilities .........................................        938,887         971,596
                                                                       ------------    ------------
Contingency and Commitment (Notes D and E)
Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 and 29,519,097 shares issued respectively ......        310,191         295,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..................           --              --
      Less treasury stock at cost, 350,547 and 305,547 shares
          respectively .............................................       (223,456)       (221,881)
      Additional paid-in capital ...................................     18,800,771      18,815,771
      Accumulated deficit ..........................................    (17,963,005)    (18,300,808)
                                                                       ------------    ------------
         Total stockholders' equity ................................        924,501         588,273
                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................   $  1,863,388    $  1,559,869
                                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,
                                                  ------------------------------------
                                                     2004         2003         2002
                                                  ----------   ----------   ----------
Revenues:
      Billing and collection services .........   $3,748,512   $3,594,851   $3,189,460
      Coding services .........................      224,341      182,689      117,211
      Other revenues ..........................      126,152      123,756      131,313
                                                  ----------   ----------   ----------
         Total revenues .......................    4,099,005    3,901,296    3,437,984

Expenses:
      Wages and benefits ......................    2,600,022    2,664,862    2,315,105
      Selling, general and administrative .....      839,312      725,619      673,329
      Office, vehicle and equipment rental ....       16,356       19,743       20,366
      Depreciation and amortization ...........      165,646      109,053       81,438
      Professional fees .......................       74,472       90,449       61,844
      Interest, net ...........................       29,537       21,163       20,307
      Provision for doubtful accounts and notes       59,607           56        1,756
      Other expense, net ......................         --           --          4,008
                                                  ----------   ----------   ----------
         Total expenses .......................    3,784,952    3,630,945    3,178,153
                                                  ----------   ----------   ----------
Income before income taxes ....................      314,053      270,351      259,831
                                                  ----------   ----------   ----------

      Deferred tax benefit ....................       23,750       18,000         --
                                                  ----------   ----------   ----------

Net income ....................................   $  337,803   $  288,351   $  259,831
                                                  ==========   ==========   ==========

Basic earnings per common share:

      Net income ..............................   $    .0112   $    .0099   $    .0089
                                                  ==========   ==========   ==========

Diluted earnings per common share:

      Net income ..............................   $    .0108   $    .0092   $    .0083
                                                  ==========   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements



                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           For the period from December 31, 2001 to December 31, 2004


                          Common Stock           Additional           Treasury Stock
                  ---------------------------      Paid-In      ---------------------------     Accumulated
                     Shares         Amount         Capital         Shares         Amount          Deficit         Total
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------
Balance at
December 31,
2001                29,515,764        295,157     18,778,254         305,547       (221,881)    (18,848,990)          2,540

Net income                --             --             --              --             --           259,831         259,831
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2002                29,515,764        295,157     18,778,254         305,547       (221,881)    (18,589,159)        262,371

Exercise of
 Options                 3,333             34             17            --             --              --                51

Compensation
Expense related
 To Warrants              --             --           37,500            --             --              --            37,500

Net income                --             --             --              --             --           288,351         288,351
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2003                29,519,097        295,191     18,815,771         305,547       (221,881)    (18,300,808)        588,273

Exercise of
Warrants             1,500,000         15,000        (15,000)           --             --              --              --

Purchase of
Treasury Stock            --             --             --            45,000         (1,575)           --            (1,575)


Net income                --             --             --              --             --           337,803         337,803
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2004              $ 31,019,097   $    310,191   $ 18,800,771    $    350,547   ($   223,456)   $(17,963,005)   $    924,501
                  ============   ============   ============    ============   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements



                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Years December 31,
                                                            -----------------------------------
                                                              2004         2003         2002
                                                            ---------    ---------    ---------
Cash flows from operating activities:
      Net income                                            $ 337,803    $ 288,351    $ 259,831
      Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation of fixed assets                    127,408       86,343       59,206
              Amortization of assets under capital leases      38,238       22,710       22,232
              Recognition of stock warrant expense               --         37,500         --
              Provision for doubtful accounts and notes        59,607          (87)          69
              Loss on disposition of assets                       150         --          4,008
              PEDC Incentives                                 (24,000)     (24,000)     (24,000)
      Changes in assets and liabilities:
              Restricted cash                                 (14,016)     (28,285)     (31,490)
              Accounts receivable                            (176,857)    (508,979)      32,694
              Factor reserve                                   (3,780)     214,504     (160,860)
              Prepaid expenses and other assets               (61,501)     (38,999)      (2,116)
              Accounts payable                                (53,708)      68,923       (3,925)
              Payable to clients                               (9,318)      21,957       31,616
              Accrued liabilities                              30,333       24,924       40,215
                                                            ---------    ---------    ---------
Net cash provided by operating activities                     250,359      164,862      227,480
                                                            ---------    ---------    ---------

Cash flows from investing activities:
      Purchase of building and improvements thereto            (4,100)      (8,808)     (17,344)
      Purchase of furniture and equipment                     (36,862)    (132,798)    (118,582)
      Purchase and development of software                    (39,282)     (74,176)        --
      Sale of furniture and equipment                           8,263        1,611       10,050
                                                            ---------    ---------    ---------
Net cash used in investing activities                         (71,981)    (214,171)    (125,876)
                                                            ---------    ---------    ---------

Cash flows from financing activities:
      Proceeds from loans                                      12,093       37,725       20,479
      Net Proceeds from Line of Credit                        103,000      100,000         --
      Proceeds from sale of stock                                --             50         --
      Purchase of Treasury stock                               (1,575)        --           --
      Principal payments on notes payable                     (50,528)     (40,096)     (38,163)
      Principal payments on capital lease obligations         (40,579)     (37,279)     (35,731)
                                                            ---------    ---------    ---------
Net cash provided by (used in) financing activities            22,411       60,400      (53,415)
                                                            ---------    ---------    ---------
Increase in cash and cash equivalents                         200,789       11,091       48,189

Cash and cash equivalents at beginning of year                 62,851       51,760        3,571
                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year                    $ 263,640    $  62,851    $  51,760
                                                            =========    =========    =========

Supplemental disclosures:
Cash paid for interest                                      $  29,537    $  21,163    $  20,307
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations,                  $    --      $ 187,817    $  41,315


The accompanying notes are an integral part of these consolidated financial statements

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

      The Company  provides  medical  insurance  claims  coding and  processing, electronic medical records storage services, chargemaster review services, pricing comparison services and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding, processing, electronic medical records storage, chargemaster review, pricing comparison and billing and collection services to its customers, which are primarily hospitals, medical clinics, and physician practices. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.


B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

      The accompanying consolidated financial statements include the accounts of UMC and its wholly owned subsidiary UMY. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Certain significant estimates include the allowance for doubtful accounts and the deferred tax asset. Actual results could differ from these estimates.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand. Cash held by the Company on behalf of customers is classified as Restricted Cash on the accompanying balance sheet.

Factored Accounts Receivable With Recourse

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") under which the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. The Company had no factored invoices as of 12/31/04.

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

Purchased and Developed Software

The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During 2004, the Company capitalized $25,460 in costs incurred for new internal software development that was in the application development stage. The cost of capitalized internally developed software is amortized over a period of sixty (60) months on a straight-line basis.

Billing and Collection Services and Coding Service Revenue Recognition

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service, chargemaster maintenance service, and pricing comparison service revenue is recognized when the services are performed. Electronic Medical
Records Storage revenue is recognized when records are scanned into the system.

Other Revenue Recognition

      For 2004, 2003 and 2002 other revenues consisted primarily of incentives from the PEDC agreement, which were recognized when earned according to the agreement.

Earnings Per Share

      The Company  applies SFAS No. 128,  "Earnings  Per Share" ("SFAS No. 128")
which requires  companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and  denominator  used in the basic EPS computation to the numerator and  denominator  used in the diluted EPS computation.  For each of the three years ended  December  31,  2004,  basic EPS
calculations  are  based  on  the  weighted-average   number  of  common  shares
outstanding  during the period,  while diluted EPS calculations are based on the weighted-average  number of common shares and dilutive common share  equivalents outstanding during each period.

      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                        Year Ended December 31,
                                                                    2004          2003          2002
                                                                -----------   -----------   -----------
      Net income available to common stockholders ...........   $   337,803   $   288,351   $   259,831
      Weighted average number of common shares
          in basic EPS ......................................    30,113,550    29,212,000    29,210,000
      Effect of dilutive weighted average common
          share equivalents .................................     1,262,000     2,020,000     1,948,000
                                                                -----------   -----------   -----------
      Weighted average number of common shares and
           dilutive potential common shares in diluted EPS...    31,376,350    31,232,000    31,158,000
                                                                ===========   ===========   ===========

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

SFAS NO. 148 PRO FORMA

      Pro forma net income (loss) and earnings per share information presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock compensation costs, net of taxes and forfeitures of prior year grants:

                                                   Year Ended December 31,
                                             ---------------------------------
                                               2004        2003        2002
                                             ---------   ---------   ---------
      Net income as reported                 $ 337,803   $ 288,351   $ 259,831
      SFAS No. 148 employee stock based
      fair value compensation cost               7,525       6,239       7,085
                                             ---------   ---------   ---------
      Pro forma net income                   $ 330,278   $ 282,112   $ 252,746
                                             =========   =========   =========
      Pro forma basic earnings per share     $   .0111   $  0.0097   $  0.0087
                                             =========   =========   =========
      Pro forma diluted earnings per share   $   .0106   $  0.0090   $  0.0081
                                             =========   =========   =========

      The fair value for options granted in 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                   Year Ended December 31,
                                             ---------------------------------
                                                   2003              2002
                                                 --------          --------
      Dividend yield                                --                --
      Expected volatility                         220.0%            222.4%
      Risk-free rate of return                      2.5%              2.5%
      Expected life, years                          5                10

      No options were granted during 2004. No warrants were granted during 2004, 2003 or 2002.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No.123 (Revised 2004), "Share-Based Payment," "(SFAS 123(R)". SFAS 123(R) is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which an employee is required service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. UMC does not expect a material effect on its financial condition, results of operations or cash flows.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2004, 2003 and 2002 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2004, 2003 and 2002.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $10,000 in revenue from this incentive for each of the years 2004, 2003 and 2002.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $13,500, $15,000 and $13,250 in revenue from this incentive for 2004, 2003 and 2002 respectively, and

      (e) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2004, 2003 and 2002 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,536, $11,533 and $11,536 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the loan on the building in accordance with The Agreement, for 2004, 2003, 2002 and 2001 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.


      On August 21, 2000 UMC  purchased  a building in Pampa,  located at 200 N.
Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. As of March 1, 2005 UMC had 57 full time, and 13 part time employees at its Pampa operations center.

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

D.    CONTINGENCIES

      Factored Accounts  Receivable  Reserve - On December 28, 1999, the Company
executed a $500,000  recourse  factoring  agreement,  which may be terminated by either  party  with ten days  notice.  The  agreement  is  secured by all of the
Company's   non-factored   accounts   receivable  and  was  formerly  personally
guaranteed by the Company's Chief Executive  Officer.  On December 23, 2003 this personal  guarantee was released by the factor.  The factor has recourse against the Company and its  collateral  should  factored  invoices  remain unpaid at 90 days.  Interest at prime plus 2.5% is charged  against the net cash  deployed by the factor,  which is computed as total  advances to the Company less reserve in excess of 20% of the face value of the  factored  invoices,  if any. The company receives a maximum advance of 80% for each invoice sold. Upon payment in full of the invoice by the  customer to the factor,  the Company  then has access to the remaining 20% net of interest and fees.  The Company did not factor any invoices after the first quarter of 2004,  and had no  outstanding  factored  invoices at
December 31, 2004.

                                                       Year Ended December 31,
                                              ---------------------------------------
                                                  2004          2003          2002
                                              -----------   -----------   -----------
      Proceeds received....................   $         0   $ 2,224,000   $ 2,304,000
      Uncollected balance at year end......   $         0   $         0   $   345,049


           Contingent Liability - On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. As of the date of this filing, it appears reasonably possible, that the Company will incur some expense to said former employee in addition to legal fees in order to resolve this matter. Management believes that the combined cost of legal fees and compensation could range from $15,000 to $60,000. There was no accrual for this contingent liability at December 31, 2004. As of the date of this filing, the Company has received invoices for legal fees relating to this matter totaling $13,400.


E.    COMMITMENTS

      The Company entered into a maintenance agreement on certain equipment used in processing collection letters in 2002 that requires monthly payments through 2007. In December of 2004, the Company entered into an agreement that requires the Company to purchase software licenses in 2005 for use in 2006. The Company's total commitments under these agreements are as follows:

        2005..............................................   $   45,920
        2006..............................................   $    6,420
        2007..............................................   $    4,815
                                                             ----------
        Total                                                $   57,155
                                                             ==========

     The Company paid $45,920 during 2004 under these agreements.

F.    PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

      At December 31, 2004  property,  equipment  and software  consisted of the following:
                                                                Capital
                                                Purchased        Lease          Total
                                               -----------    -----------    -----------
Building and Improvements ..................   $   197,198    $      --      $   197,198
Equipment ..................................       779,494        436,930      1,216,424
Software systems ...........................       337,470           --          337,470
Furniture and fixtures .....................       131,255           --          131,255
Automobiles ................................        94,152           --           94,152
                                               -----------    -----------    -----------
     Gross property and equipment ..........     1,539,569        436,930      1,976,499
Accumulated depreciation and amortization...    (1,121,802)      (270,354)    (1,392,156)
                                               -----------    -----------    -----------
     Net property and equipment ............   $   417,767    $   166,576    $   584,343
                                               ===========    ===========    ===========

At December 31, 2003 property, equipment and software consisted of the following:

                                                                Capital
                                                Purchased        Lease          Total
                                               -----------    -----------    -----------
Building and Improvements ..................   $   193,098    $      --      $   193,098
Equipment ..................................       768,480        436,793      1,205,273
Software systems ...........................       298,188           --          298,188
Furniture and fixtures .....................       131,254           --          131,254
Automobiles ................................       106,076           --          106,076
                                               -----------    -----------    -----------
     Gross property and equipment ..........     1,497,096        436,793      1,933,889
Accumulated depreciation and amortization...    (1,023,215)      (232,514)    (1,255,729)
                                               -----------    -----------    -----------
     Net property and equipment ............   $   473,881    $   204,279    $   678,160
                                               ===========    ===========    ===========


      Depreciation expense related to property and equipment was $87,690, $67,722 and $50,788 during 2004, 2003 and 2002, respectively. Amortization expense relative to assets under capital leases was $38,238, $22,710 and $22,232 during 2004, 2003 and 2002, respectively. Amortization expense relative to purchased and developed software was $39,718, $18,621 and $8,418 during 2004, 2003 and 2002 respectively.


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

At December 31, the remaining capital lease obligations are as follows:
                                                                                     2004         2003
                                                                                   ---------    ---------
9.5% lease related to electronic medical record storage equipment
 maturing in 2006 ..............................................................   $  14,001    $  24,681

15.0% lease related to mail processing equipment maturing in 2007 ..............      25,816       31,868

8.0% lease related to telephone equipment maturing in 2008 .....................     107,316      131,163
                                                                                   ---------    ---------
         Total capital lease obligations .......................................     147,133      187,712
   Less current portion of capital lease obligations ...........................     (43,117)     (41,177)
                                                                                   ---------    ---------
   Long-term capital lease obligations .........................................   $ 104,016    $ 146,535
                                                                                   =========    =========

As of December 31, 2004,  total lease  payments due under capital  leases are as follows:
Year ending December 31:
   2005 ........................................................................                $  60,365
   2006 ........................................................................                $  49,640
   2007 ........................................................................                $  45,342
   2008 ........................................................................                $  25,235
   Less amount representing interest ...........................................                $ (33,499)
                                                                                                ---------
   Principal amount of net lease payments ......................................                $ 147,133
                                                                                                =========


      Interest expense on capital lease obligations was $19,490, $12,261 and $1,259 during 2004, 2003 and 2002, respectively.



H.    NOTES PAYABLE

      Notes payable at December 31, consists of the following:                  2004         2003
                                                                              ---------    ---------

Bank line of credit, interest at prime plus 6% per annum,
      (11.5% at December 31, 2004) monthly installments of
      accrued interest, unsecured, no maturity date specified .............   $  99,000    $    --

Bank line of credit, interest at prime plus 2% per annum,
      (7.5% at December 31, 2004) monthly installments of $1,000
      plus accrued interest, unsecured, matures November 19, 2011 .........   $ 100,000    $  96,000

Installment loan, interest at 1.02% per annum, monthly installments of $341 including interest, matures December 31, 2007, secured
      by Accounting Software ..............................................   $  12,093    $    --

Bank loan, interest at 6.25% per annum, monthly installments of $375 including interest, matures February 28, 2006, secured
      by a 2000 Honda Accord ..............................................   $   5,040    $   9,074

Bank loan, interest at 6.25% per annum, monthly installments of $314 including interest, matures December 26, 2005, secured
      by a 2000 Toyota Camry ..............................................   $   3,645    $   7,066

Bank loan, interest at 7.0% per annum, monthly installments of $335 including interest, matures December 26, 2005, secured
      by a 2000 Toyota Camry ..............................................   $   3,867    $   7,476

Bank loan, interest at 7.0% per annum, monthly installments of $293 including interest, matures December 26, 2005, secured
      by a 2002 Honda Accord ..............................................   $    --      $   8,011

Bank loan, interest at 6.5% per annum, monthly installments of $628 including interest, matures July 10, 2005, secured
      by a 2002 Toyota Camry ..............................................   $   4,193    $  11,191

Real estate lien note, interest at prime plus 1/2% per annum (4.5%
      at December 31, 2003),  monthly  installments of $1,322
      including interest, matures August 20, 2020, secured
      by land and building ................................................      47,707       72,164
                                                                              ---------    ---------
      Total notes payable .................................................     275,545      210,982
         Less current portion of notes payable ............................    (144,404)     (44,986)
                                                                              ---------    ---------
         Long term notes payable ..........................................   $ 131,141    $ 165,996
                                                                              =========    =========


As of December 31, 2004,  future  maturities  of notes  payable were as follows:
Year ending December 31:
   2005...................................................      $   144,404
   2006...................................................           30,961
   2007...................................................           30,978
   2008...................................................           17,376
   2009...................................................           12,000
   Thereafter.............................................           39,826
                                                                -----------
   Total..................................................      $   275,545
                                                                ===========

I.    INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 2004, 2003 and 2002. The Company utilized NOL carryforwards to offset taxable income in 2004, 2003 and 2002.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Prior to 2003, UMC has not recorded a tax asset to reflect any portion of the potential future benefit of its NOLs, due to the uncertainty of the benefit being realized. At December 31, 2003 due to the Company's consistent profitability for the three previous years and management's projection of profitability in 2004 it appeared more likely than not that a portion of the future benefit remaining in the Company's NOLs would be realized. Due to the loss of business from UMC's largest customer, management believed it most reasonable to record only one year of projected benefit in 2003, and to re-evaluate this approach each year. At December 31, 2003, the Company recorded a deferred tax asset and an income statement tax benefit of $18,000 that represented the estimated benefit of the NOLs that would be utilized in 2004. The actual tax value of NOLs utilized in 2004 was approximately $88,000. Based on management's projected taxable income for 2005, the Company has increased the deferred tax asset and recorded an income statement benefit of $23,750 at December 31, 2004, which represents the estimated benefit of the Company's NOLs that will be utilized in 2005. At December 31, 2002 the Company's deferred tax assets were fully reserved. The tax effects of temporary differences and NOLs that give rise to the net deferred tax asset at December 31 are as follows:

Deferred tax assets:                               2004           2003
                                               -----------    -----------
      Net operating tax loss carryforward...   $ 3,778,000    $ 3,994,504
      Accrued liabilities ..................        28,000         27,068
      Property and equipment ...............       (21,600)       (17,472)
      Accounts receivable ..................        22,200            154
                                               -----------    -----------
      Gross deferred tax assets ............     3,806,600      4,004,254
      Valuation allowance ..................    (3,764,850)    (3,986,254)
                                               -----------    -----------
         Net deferred tax assets ...........   $    41,750    $    18,000
                                               ===========    ===========

      From inception in March 1989 to March 1992, the Company generated NOLs totaling $13.9 million. In March 1992, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As a result of this event, the Company will be limited in its ability to use pre-change NOL carryforwards to reduce subsequent taxable income. The amount of taxable income that can be offset by pre-change NOL carryforwards in any annual period is limited to approximately $358,000 plus the unused portion of this $358,000 from previous years. The pre-change NOLs will expire in 2007. Post-change NOL carryforwards which are not subject to limitation total $6.5 million and will expire in varying amounts between 2007 and 2020.


      The difference between the Company's tax expense or benefit and the amount that would be expected to be recorded based on the statutory rate of 34% is as follows:

                                                                      Years December 31,
                                                             -----------------------------------
                                                               2004         2003         2002
                                                             ---------    ---------    ---------
      Expected income tax expense at statutory rate ......   $ 106,778    $  91,919    $  88,342

      Effect of graduated tax rates and use of NOL .......    (106,778)     (91,919)     (88,342)

      Effect of change in valuation allowance for deferred
       tax asset .........................................     (23,750)     (18,000)        --
                                                             ---------    ---------    ---------

      Tax benefit ........................................   $ (23,750)   $ (18,000)   $    --
                                                             =========    =========    =========


J.    STOCKHOLDERS' EQUITY

      At December 31, 2004, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

      The Company has outstanding warrants and options as described in Notes L and M. There were 3,041,667 shares of Common Stock reserved for issuance for outstanding warrants and options at December 31, 2004.

K.    WARRANTS

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

      Effective December 28, 1999, warrants to purchase a total of 3 million shares of UMC Common Stock at $0.00 per share were issued to the Company's Chairman and Chief Executive Officer and to the Chief Financial Officer with each individual receiving a warrant to purchase 1,500,000 shares as incentive to reposition the Company such that their personal guarantees would no longer be required. These warrants will become fully exercisable upon: (i) release of any and all personal guarantee(s) required to obtain financing from the Company's factor or any other financing source which may succeed the factor, and (ii) the

Company qualifying for bank credit for which personal guarantees are not required or, (iii) elimination of the Company's need for financing to meet its working capital and other operating requirements. These warrants expire on the earlier of (a) December 27, 2009, (b) the date on which the Holder's services are terminated for cause, (c) three months after the expiration of the Holder's term as a Director or resignation from the Board of Directors or as an Officer, or termination of the Holder due to the sale of the Company, (d) twelve months after the Holder's services as an Officer or Director are terminated by reason of the individual's death or disability, or (e) upon revocation by the Holder of any personal guarantee necessary to secure the Company's factoring agreement, or any successor to the factor, provided, however, that these warrants shall continue in force if all of the Company's obligations that are secured by the Holder's personal guarantee(s) are repaid in full, and the Holder's personal guarantee(s) are no longer necessary in order for the Company to meet its needs for working capital and other operating requirements. These warrants were accounted for pursuant to SFAS No. 123 and as such, for the year ended December 31, 1999 recognition of expense and additional paid-in capital was deferred until such time that the aforementioned vesting requirements were achieved. On November 15, 2000, one half, or warrants to purchase 1,500,000 shares expired due to the resignation of the Chief Financial Officer three months prior. During 2003, the Company qualified for two unsecured bank lines of credit, which did not require a personal guarantee, and satisfied requirement (ii) above. On December 23, 2003 the personal guarantee of the CEO on the Company's factoring line was unconditionally released by the factor, which satisfied requirement (i) above, and qualified the CEO's purchase warrant to be fully exercisable. For the year ended December 31, 2003, the Company recognized compensation expense and additional paid in capital in the amount of $37,500, which represented the number of shares exercisable under the warrant (1,500,000 shares) multiplied by the market price of the Companies common stock ($.025) on December 23, 2003 (the measurement date). These warrants were exercised on April 23, 2004.

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are 100% vested as of December 31, 2003. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause,
(c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. 400,000 of these warrants expired on May 26, 2001 as a result of the resignation of one of the directors on February 26, 2001. None of these warrants had been exercised as of December 31, 2004.

      Neither the warrants nor the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

L.    OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2004, 460,000 options were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2004, options for 937,500 shares were outstanding under the 1995 Plan.

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the 1989 Plan) was revised such that no more options may be granted under that plan. At December 31, 2004, options for 844,167 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.


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

      The following table summarizes activity for the years ended December 31:

                                        2004                    2003                    2002
                               ---------------------   ---------------------   ---------------------
                                            Weighted                Weighted                Weighted
                                             Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                 Shares      Price       Shares      Price       Shares      Price
                               ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at
      January 1,               2,291,667   $    0.05   2,610,000   $    0.05   1,710,000   $    0.05
Granted                              --         --       400,000        0.04     995,000        0.02
Exercised                            --         --        (3,333)       0.02        --          --
Canceled                         (50,000)       0.04    (715,000)       0.01     (95,000)       0.02
                               ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at
      December 31,             2,241,667        0.04   2,291,667        0.04   2,610,000        0.04
                               =========   =========   =========   =========   =========   =========

Options exercisable at
      December 31,             1,865,007   $    0.05   1,533,329   $    0.05   1,315,000   $    0.06
                               =========   =========   =========   =========   =========   =========

                                             2004                    2003                    2002
                                           ---------               ---------               ---------

 Grant-date fair value per share                --                      0.04                    0.02
                                           =========               =========               =========



                              Options Outstanding                   Options Exercisable
                   ------------------------------------------   ---------------------------
                      Number        Weighted                       Number
                   Outstanding      Average        Weighted     Exercisable      Weighted
                        at          Remaining       Average          at           Average
   Range of        December 31,    Contractual     Exercise     December 31,     Exercise
Exercise Prices        2004           Life           Price          2004           Price
---------------    ------------   ------------   ------------   ------------   ------------
$0.015 --- $0.04      1,241,667      7.3 years   $       0.02        865,007   $       0.02
 $0.05 --- $0.07      1,000,000      2.2 years           0.06      1,000,000           0.06
----------------   ------------   ------------   ------------   ------------   ------------
                      2,241,667      4.9 years   $       0.04      1,865,007   $       0.04
                   ============   ============   ============   ============   ============


M.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF MARKET AND CREDIT RISK

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

      The percentage market mix of total revenue for the years ended December 31, was:

                                              2004         2003         2002
                                           ----------   ----------   ----------
      Customer A........................          20           62           65
      Customer B........................          --            1            7
      Customer C........................          17           17           13
      Customer D........................          20           --           --
      Customer E........................          11           --           --
      Other customers...................          32           20           15
                                           ----------   ----------   ----------
                                                 100%         100%         100%
                                           ==========   ==========   ==========

      The percentage market mix of total net accounts receivable for the years ended December 31, for the customers identified above was:

                                              2004         2003
                                           ----------   ----------
      Customer A........................          --%          63%
      Customer B........................          --           --
      Customer C........................          --            3
      Customer D........................          81           --
      Customer E........................           7           --
      Other customers...................          12           34
                                           ----------   ----------
                                                 100%         100%
                                           ==========   ==========

      As of 12/31/04, 81 percent of UMC's outstanding trade receivables were from customer D. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. The total receivable from this customer at December 31, 2004 was $704,320 of which $350,614 was outstanding over 90 days. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. As of March 18, 2005, the total receivable from this customer was $654,808, and the remaining balance of invoices that were over 90 days as of

December 31, 2004 was $30,427. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of December 31, 2004, no portion of the outstanding receivable from customer D was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.

      As of the date of this filing the Company has reserved $59,607 of the outstanding accounts receivable from Customer E, which represents 100% of the outstanding receivable balance from Customer E as of December 31, 2004. On October 30, 2004 the Company received a letter from Customer E alleging that UMC had failed in its contractual obligations in regards to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations have no merit, and are simply an attempt to persuade UMC to discount its invoices due from the customer. UMC management believes that it will eventually collect the monies due from the customer, but that it may have to incur the cost of litigation in order to achieve this. If the Company is required to pursue collection through litigation, there can be no assurance that it will be successful or, if successful, the cost to the Company in terms of legal and management time devoted to the effort.

N.    RELATED PARTY TRANSACTIONS

           On March 19, 1997, each non-employee member of the Board of Directors entered into a Director's Incentive Compensation Agreement ("DICA"). This agreement had an initial term of three years under which the director shall be paid a commission based on fees billed and collected from new customers sold by or with the assistance from such director. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter. The Director's compensation may be paid in either cash, common stock, or stock purchase warrants upon approval of the Compensation and Stock Option Committee. The Company did not pay any commissions under DICA during the years 2004, 2003 or 2002. The Company has also in the past issued certain warrants under DICA as described in Note L.

      For the year ended December 31, 2004, the Company paid $27,723 in commissions for new business introduction to a corporation of which the majority shareholder is a non-employee Director of UMC. This commission was paid pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.


O.    SEGMENT REPORTING

      The  Company  applies  SFAS No.  131,  "Disclosures  about  Segments of an
Enterprise and Related Information." SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      Management organizes consolidated UMC around differences in services offered. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services, electronic medical record storage services, early stage patient balance collection services and other healthcare related ancillary services. UMY provides bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY.

P.    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            First        Second         Third        Fourth
                                           Quarter       Quarter       Quarter       Quarter
                                         -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 2004
     Total revenues                      $ 1,093,470   $ 1,242,991   $   952,456   $   810,088
     Net income                               87,177       217,145        21,075        12,406
     Net income per common share:
                      Basic              $    0.0029   $    0.0074   $    0.0006        0.0003
                      Diluted                 0.0028        0.0071        0.0006        0.0003
     Weighted average number of common
     share outstanding:
                      Basic               29,213,550    29,213,550    30,713,550    30,713,550
                      Diluted             30,655,568    31,416,308    31,301,144    31,486,079


YEAR ENDED DECEMBER 31, 2003
     Total revenues                      $   886,239   $   867,403   $ 1,047,037   $ 1,100,617
     Net income                               85,490        38,870       112,594        51,397
     Net income per common share:
                      Basic              $    0.0029   $    0.0013   $    0.0039        0.0018
                      Diluted                 0.0027        0.0012        0.0036        0.0016
     Weighted average number of common
     share outstanding:
                      Basic               29,210,217    29,213,550    29,213,550    29,213,550
                      Diluted             31,314,000    31,200,000    31,203,752    31,285,444


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
United Medicorp, Inc.
Pampa, Texas

We have audited the accompanying consolidated balance sheets of United Medicorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002. Our audits also included the financial statement schedule referred to in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Medicorp, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Hein & Associates LLP

March 11, 2005
Dallas, Texas


                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2003, 2002 and 2001


                                        Balance
                                          at                                    Balance
                                       beginning                                  at
                                          of                                    end of
Description                              year       Additions    Deductions      Year
-----------                            ----------   ----------   ----------   ----------
                                                                     (1)
YEAR ENDED DECEMBER 31, 2004
     Allowance for doubtful accounts   $      417   $   59,607   $     --      $  60,024

YEAR ENDED DECEMBER 31, 2003
     Allowance for doubtful accounts   $      504   $     --     $      (90)   $     417

YEAR ENDED DECEMBER 31, 2002
     Allowance for doubtful accounts   $      435   $    1,756   $   (1,687)   $     504


--------------------

(1)    Represents write-off of uncollectible trade receivables.