Form 10-Q
period 2005-03-31
UNITED MEDICORP INC
filed 2005-05-13
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

       As of May 4, 2005, there were outstanding 30,668,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2005
              (Unaudited) and December 31, 2004............................    1

         Unaudited Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2005 and 2004...........    2

         Unaudited Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2005 and 2004...........    3

         Notes to the Condensed Consolidated Financial Statements..........    4

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................    7

ITEM 3.  Quantitative and Qualitative Disclosures
              About Market Risk............................................   18

ITEM 4.  Controls and Procedures...........................................   18

                       PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................   18
ITEM 2.  Changes in Securities.............................................   18
ITEM 3.  Defaults Upon Senior Securities...................................   18
ITEM 4.  Submission of Matters to a Vote of Security Holders...............   18
ITEM 5.  Other Information.................................................   18
ITEM 6.  Exhibits and Reports on Form 8-K..................................   18

Signatures   ..............................................................   19


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                         March 31,     December 31,
                                                                           2005            2004
                                                                       ------------    ------------
                                ASSETS

Current assets:
      Cash and cash equivalents ....................................   $    215,249    $    263,640
      Restricted cash ..............................................        144,508          74,381
      Accounts receivable, net of allowance for doubtful accounts
         of $70,542 and $60,024 ....................................        863,257         824,551
      Deposits with factor .........................................          7,062           5,093
      Prepaid expenses and other current assets ....................         63,215          68,507
                                                                       ------------    ------------
Total current assets ...............................................      1,293,291       1,236,172
Other non-current assets ...........................................         42,873          42,873
Property and equipment, net of accumulated depreciation of $898,204
      and $876,423, respectively ...................................        317,363         325,676
Developed and purchased software, net of accumulated amortization of
      $255,323 and $245,379, respectively ..........................        104,076          92,091
Assets under capital leases, net of accumulated amortization of
      $279,814 and $270,354, respectively ..........................        157,116         166,576
                                                                       ------------    ------------
Total assets .......................................................      1,914,719       1,863,388
                                                                       ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations .................         44,368          43,117
      Current portion of  notes payable ............................        140,471         144,404
      Trade accounts payable .......................................         62,464          59,656
      Payable to clients ...........................................        121,288          44,690
      Accrued professional fees ....................................         32,776          24,251
      Accrued payroll and benefits .................................        177,531         200,098
      Accrued expenses - Allied Health Options .....................         42,262          42,457
      Accrued expenses other .......................................         40,531          49,057
                                                                       ------------    ------------
Total current liabilities ..........................................        661,691         607,730
Long-term capital lease obligations ................................         91,796         104,016
Long-term notes payable, excluding current portion .................        125,391         131,141
Deferred revenue - Pampa Economic Development Corporation ..........         96,000          96,000
                                                                       ------------    ------------
Total liabilities ..................................................        974,878         938,887
                                                                       ------------    ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 shares issued ..................................        310,191         310,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..................           --              --
      Less treasury stock at cost, 350,547 shares ..................       (223,456)       (223,456)
      Additional paid-in capital ...................................     18,800,771      18,800,771
      Accumulated deficit ..........................................    (17,947,665)    (17,963,005)
                                                                       ------------    ------------
         Total stockholders' equity ................................        939,841         924,501
                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................   $  1,914,719    $  1,863,388
                                                                       ============    ============




                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                     -----------   -----------
Revenues:
      Billing and collection services ............   $   741,955   $ 1,022,618
      Coding services ............................   $    63,891   $    47,133
      Other revenues .............................        16,613        23,719
                                                     -----------   -----------
         Total revenues ..........................       822,459     1,093,470

Expenses:
      Wages and benefits .........................       501,839       745,340
      Selling, general and administrative ........       197,325       188,647
      Office, vehicle and equipment rental .......         3,572         4,838
      Depreciation and amortization ..............        41,185        41,257
      Professional fees ..........................        47,569        18,006
      Interest, net ..............................         5,110         8,205
      Provision for doubtful accounts and notes...        10,519          --
                                                     -----------   -----------
      Total expenses .............................       807,119     1,006,293
                                                     -----------   -----------

Net income .......................................   $    15,340   $    87,177
                                                     ===========   ===========

Basic earnings per common share:

      Net income .................................   $     .0005   $     .0030
                                                     ===========   ===========

Weighted average shares outstanding ..............    30,668,550    29,213,550

Diluted earnings per common share:

      Net income .................................   $     .0005   $     .0028
                                                     ===========   ===========

Weighted average shares outstanding ..............    31,418,090    30,655,568








                 The accompanying notes are an integral part of
                     these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2005          2004
                                                                    ----------    ----------
Cash flows from operating activities:
      Net income ................................................   $   15,340    $   87,177
      Adjustments to reconcile net income to net cash provided by operating activities:
              Amortization of assets under capital leases .......        9,460         9,460
              Depreciation of fixed assets ......................       31,725        31,797
              Provision for doubtful accounts ...................       10,519          --
         Changes in assets and liabilities:
              Restricted cash ...................................      (70,127)       11,995
              Accounts receivable ...............................      (49,226)      187,073
              Factor reserve ....................................       (1,970)     (203,016)
              Prepaid expenses and other assets .................        5,292       (15,565)
              Accounts payable ..................................        2,808       (70,517)
              Payable to clients ................................       76,599       (14,341)
              Accrued liabilities ...............................      (22,763)       31,536
                                                                    ----------    ----------
Net cash provided by operating activities .......................        7,657        55,599

Cash flows from investing activities:
      Purchase of equipment and software ........................      (14,517)       (5,786)
      Capitalized software development ..........................      (20,879)      (11,300)
                                                                    ----------    ----------
Net cash used in investing activities ...........................      (35,396)      (17,086)
                                                                    ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations ....................      (10,969)       (9,801)
      Repayment of notes ........................................       (9,683)      (11,030)
                                                                    ----------    ----------
Net cash used in financing activities ...........................      (20,652)      (20,831)
                                                                    ----------    ----------
Change in cash and cash equivalents .............................      (48,391)       17,682
Cash and cash equivalents at beginning of period ................      263,640        62,851
                                                                    ----------    ----------
Cash and cash equivalents at end of period ......................   $  215,249    $   80,533
                                                                    ==========    ==========

Supplemental disclosures:
Cash paid for interest ..........................................   $    5,110    $    8,205






                 The accompanying notes are an integral part of
                     these consolidated financial statements

Note 1.    Basis of Presentation

       The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United Moneycorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2004 included in the Company's Form 10-K.

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

ACCOUNTS RECEIVABLE CONCENTRATION

The following table shows the concentration of total accounts receivable at March 31, 2005 and December 31, 2004.

                                                         03/31/05     12/31/04
                                                         ---------   ---------
      Customer A.....................................          75%         81%
      Customer B.....................................           8           7
      Other customers................................          17          12
                                                         ---------   ---------
                                                              100%        100%
                                                         =========   =========

As of March 31, 2005, 75 percent of UMC's outstanding trade receivables were from Customer A. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. The total receivable from this customer at December 31, 2004 was $704,320 of which $350,614 was outstanding over 90 days. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. As of March 31, 2005, the total receivable from this customer was $696,852, and the remaining balance of invoices that were over 90 days as of December 31, 2004 was $5,619. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of March 31, 2005, no portion of the outstanding receivable from Customer A was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.


As of the date of this filing the Company has reserved $70,126 of the outstanding accounts receivable from Customer B, which represents 100% of the outstanding receivable balance from Customer B as of March 31, 2005. On October 30, 2004 the Company received a letter from Customer B alleging that UMC had failed in its contractual obligations in regard to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations have no merit, and are simply an attempt to persuade UMC to discount its invoices due from the customer. If the Company is required to pursue collection through litigation, there can be no assurance that it will be successful or, if successful, the cost to the Company in terms of legal and management time devoted to the effort.


                           SOFTWARE DEVELOPMENT COSTS

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first quarter of 2005, the Company capitalized $20,879 in costs incurred for new internal software development that was in the application development stage.


                                 FACTOR RESERVE

       The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At March 31, 2005 and December 31, 2004, UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor Reserve as of March 31, 2005 and December 31, 2004 were as follows:

                                                   March 31,    December 31,
                                                     2005           2004
                                                 ------------   ------------
Required Reserve..............................   $       --     $       --
Available Reserve.............................          7,062          5,093
                                                 ------------   ------------
Factor Reserve at end of period...............   $      7,062   $      5,093
                                                 ============   ============


                             SFAS NO. 148 PRO FORMA

       Pro forma net income and earnings per share presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:


                                                                Three Months Ended March 31,
                                                                    2005            2004
                                                               -------------   -------------
       Pro forma impact of fair value method (FAS 148)
       Net income..........................................    $      15,340   $      87,177
       SFAS No. 148 employee compensation cost.............           (1,630)         (1,066)
                                                               -------------   -------------
       Pro forma net income................................           13,710          86,111

       Earnings per common share
       Basic as reported...................................    $       .0005   $       .0030
       Diluted as reported.................................            .0005           .0028
       Basic - pro forma...................................            .0004           .0029
       Diluted - pro forma.................................    $       .0004   $       .0028

       Weighted average Black-Scholes fair value assumptions

       Risk free interest rate.............................             2.5%            2.5%
       Expected life.......................................         10 years        10 years
       Expected volatility.................................             228%            228%
       Expected dividend yield.............................             --              --


                              CONTINGENT LIABILITY

       On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. As of the date of this filing, it appears reasonably possible, that the Company will incur some expense in order to resolve this matter. Management believes that the combined cost of legal fees and compensation could range from $25,000 to $60,000. As of the date of this filing, the Company has received invoices for legal fees relating to this matter totaling $13,400 and has accrued an additional $10,000 for future legal and other potential expenses.

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


                                                  CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                  2005                   2004                               2003                             2002
                -------   ---------------------------------   ---------------------------------   ------------------------
                Quarter                Quarter                            Quarter                          Quarter
                -------   ---------------------------------   ---------------------------------   ------------------------
                 First    Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second
                -------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Number of Claims
 Accepted for
 Processing:
   Ongoing       24,667   21,674   21,772   26,250   36,869   36,740   42,001   31,282   30,549   32,602   43,522   43,761
   Backlog         --       --       --      1,588     --       --       --       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total        24,667   21,674   21,772   27,838   36,869   36,740   42,001   31,282   30,549   32,602   43,522   43,761


Gross $ Amount
  of Claims
 Accepted for
  Processing
   (000's):
   Ongoing       53,700   51,753   56,806   84,830   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085
   Backlog         --       --       --      4,733     --       --       --       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total        53,700   51,753   56,806   89,563   34,232   40,723   36,662   24,272   23,033   26,717   30,772   22,085

 Collection $
   (000's)
   Ongoing       15,912   14,604   18,806   20,635    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,840
   Backlog           71      156      330        4     --       --       --       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total        15,983   14,760   19,136   20,639    8,780    7,897    6,923    6,098    5,010    6,126    6,091    4,840

 Fees Earned
   (000's)
   Ongoing          472      496      586      830      560      522      500      448      460      460      471      405
   Backlog            2        4        9     --       --       --       --       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Total           474      500      595      830      560      522      500      448      460      460      471      405

Average Fee %
   Ongoing          3.0%     3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%     7.7%     8.4%
   Backlog          2.8%     2.5%     2.7%      --%      --%      --%      --%      --%      --%      --%      --%      --%

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

                                                 COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                  2005                   2004                               2003                             2002
                -------   ---------------------------------   ---------------------------------   ------------------------
                Quarter                Quarter                            Quarter                          Quarter
                -------   ---------------------------------   ---------------------------------   ------------------------
                 First    Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second
                -------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      UMY
---------------
   Number of
   Accounts
   Accepted
for Collection:
    (000's)
   Early out     36,936   33,274   34,364   43,803   37,828   37,336   34,601   24,330   11,266   13,859   17,818   17,250
   Bad debt      13,949   12,728   24,677   22,268   21,728   38,092   27,390   15,448   15,322   26,281   16,430   14,815
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       50,885   46,002   59,041   66,071   59,556   75,428   61,991   39,778   26,588   40,140   34,248   32,065

Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out     35,915   36,427   36,683   50,768   38,110   32,808   30,561   17,897   10,815   12,021   13,424   14,002
   Bad debt      12,507    6,839   10,242    3,598   14,067   24,693   16,993   12,379   12,547   15,934    9,714   10,476
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       48,422   43,266   46,925   54,366   52,177   57,501   47,554   30,276   23,362   27,955   23,138   24,478

 Collection $
    (000's)
   Early out      2,072    2,048    2,363    2,456    2,679    2,535    1,862    1,105      949    1,220    1,563    2,004
   Bad debt         250      264      288      618    1,140    1,301    1,283    1,074    1,155      909      939      895
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        2,322    2,312    2,651    3,074    3,819    3,836    3,145    2,179    2,104    2,129    2,502    2,899

  Fees Earned
    (000's)
   Early out        207      150      186      191      222      202      182      132      113      131      157      187
   Bad debt          61       65       66      143      241      279      279      226      252      203      208      186
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          268      215      252      334      463      481      461      358      365      334      365      373

Average Fee %
   Early out        9.9%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%    10.0%     9.3%
   Bad debt        24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%    22.1%    20.8%

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


                                                CODING SERVICES - OFF-SITE PROCESSING VOLUME

                  2005                   2004                               2003                          2002
                -------   ---------------------------------   ---------------------------------   ------------------------
                Quarter                Quarter                            Quarter                       Quarter
                -------   ---------------------------------   ---------------------------------   ------------------------
                 First    Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second
                -------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Collection Svcs
---------------
   Number of
Claims Accepted
  for Coding:
   Inpatient      1,221      543      604      602      832      303      177      213      161      140        9     --
   Outpatient       820      633    1,657      780      699    1,007      734      761      553      201     --       --
                -------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        2,041    1,176    2,261    1,382    1,531    1,310      911      974      714      341        9     --

  Fees Earned
    (000's)
   Combined          32       18       25       22       27       20       17       18       14        5     --       --


       UMC prices its off-site coding services according to the types of claims coded. In general, inpatient claims are more complex than outpatient claims, and are priced higher accordingly.

                          LOSS OF SIGNIFICANT CUSTOMERS

       On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital plans to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believes that the hospital's staff will be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $188,000, $662,000 and $629,000, which represented 23%, 16% and 16% of total revenue for the first quarter of 2005 and for the years 2004 and 2003 respectively.

       On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Systems ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues from PHS ramped down rapidly through the end of 2004. This contract provided revenues of $0, $833,000 and $2,434,000, which represented 0%, 20% and 62% of total revenue for the first quarter of 2005 and for the years 2004 and 2003 respectively.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

       During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $64,000, $224,000 and $183,000 during the first quarter of 2005 and for the years 2004 and 2003 respectively.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o In March 2005, the Company began offering Chargemaster Review and Pricing Comparison services.

o From 2000 to 2005 the annual budget for UMC's sales and marketing department has increased from $0 to $273,000. The Company's actual expenses for sales and marketing were $63,109 during the first quarter of 2005 and $293,000 and $233,000 for the years 2004 and 2003 respectively.

o From June 24, 2003 through May 1, 2005, the Company has executed the following new contracts:

       o On April 20, 2005 the Company executed a contract for coding assessment services with a hospital in East Texas.
       o On March 11, 2005 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
       o On March 1, 2005 the Company executed a contract for coding assessment services with a hospital in West Texas.
       o On December 7, 2004 the Company executed a coding services contract with a hospital in Central Texas.
       o On October 29, 2004 the Company executed a contract for early stage patient balance collections with a hospital in Central Texas.
       o On October 6, 2004 the Company executed a coding services contract with a hospital in East Texas.
       o On October 1, 2004 the Company executed a contract for bad debt collections with a hospital in West Texas.
       o On August 26, 2004 the Company executed a contract for bad debt collections with a hospital in Central Texas.
       o On August 24, 2004 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
       o On July 8, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
       o On July 1, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
       o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
       o On May 1, 2004 the Company executed a contract for bad debt second collections with a hospital in South Texas.
       o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
       o      An offsite  electronic  medical  records  storage  contract with a hospital in Central Texas was executed on March 17, 2004.
       o      A medical  claims  management  contract  for day one  billing  and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract was only three months, and new placements to UMC were discontinued on June 11, 2004.
       o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
       o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
       o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
       o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.

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

       With the loss of the PHS contract in 2004 and the loss of the BSH contract in 2005, the Company faces a significant challenge in 2005 to maintain profitability and attain the level of revenue that it produced in 2004. Management's forecast of revenue for 2005 from the Company's existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $2,910,000. The difference between this forecast and total 2004 revenue will have to be made up from new sales of services to new and existing customers. As evidenced by the new contracts listed above, the investment that UMC has made in sales and marketing over the past four years has produced positive results. Revenue from contracts signed in 2004 or that were signed in 2003 and began production in 2004 accounted for $1.6 million or 39% of total revenue in 2004. In 2005, management will continue to focus on marketing traditional and new services to both existing and prospective customers. There can be no assurance that UMC will attain the same level of new sales in 2005 that it attained in 2004, or that the operating margin on new business sold in 2005 will be consistent with past performance.

       Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels.

                              CONTINGENT LIABILITY

       On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. As of the date of this filing, it appears reasonably possible, that the Company will incur some expense in order to resolve this matter. Management believes that the combined cost of legal fees and compensation could range from $25,000 to $60,000. As of the date of this filing, the Company has received invoices for legal fees relating to this matter totaling $13,400 and has accrued an additional $10,000 for future legal and other potential expenses.

                              RESULTS OF OPERATIONS

       The  following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                               Three Months
                                                              Ended March 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------

   Revenue.............................................      100.0%      100.0%
                                                          ---------   ---------

     Wages and benefits................................       61.0        68.2
     Selling, general and administrative...............       24.0        17.3
     Office, vehicle and equipment rental..............         .4          .4
     Depreciation and amortization.....................        5.0         3.8
     Professional fees.................................        5.8         1.6
     Interest, net.....................................         .6          .7
     Provision for doubtful accounts...................        1.3         --
                                                          ---------   ---------
     Total expenses....................................       98.1        92.0
                                                          ---------   ---------
     Net income .......................................        1.9%        8.0%
                                                          =========   =========


Comparison  of the Quarter  Ended March 31, 2005 to the Quarter  Ended March 31,
2004

        Revenues decreased $271,000, or 25% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $474,000 in the current quarter decreased by $86,000 compared to the same quarter in 2004 primarily as a result of the discontinuation of five ongoing accounts receivable management service contracts during 2004. These contracts provided combined revenue of $4,000 and $407,000 during the first quarter of 2005 and 2004 respectively. The Company also saw a decrease of $9,000 in revenue from a contract dated November 14, 2003. These decreases were partially offset by revenue from an ongoing accounts receivable management service contract dated April 26, 2004. This contract provided revenue of $292,000 during the first quarter of 2005. The Company also received increased revenue from an ongoing accounts receivable management contract that was signed October 31, 2000. This contract provided revenue or $177,000 and $143,000 during the first quarter of 2005 and 2004 respectively.

       In March 2005, UMC received notice from Brownsville Surgical Hospital ("BSH") that the Company's ongoing accounts receivable management service contract with this customer would terminate on April 15, 2005. According to BSH management the contract with UMC was being terminated in order to bring the claims billing and follow up, coding and early out self pay collection functions in house, which they believed would result in cost savings to the hospital. BSH management expressed their appreciation to UMC for the quality of service provided to the hospital during its start up and the first four years of the hospital's operations. UMC continued to receive placements of new business from BSH through April 18, 2005. UMC management expects revenue from this contract to ramp down rapidly during the second quarter of 2005. This contract provided ongoing accounts receivable management service revenue of $177,000, $610,000 and $547,000, which represented 22%, 15% and 14% of UMC's total revenue for the first quarter of 2005 and for the years 2004 and 2003 respectively.

o Collection Agency Services revenue of $268,000 in the current quarter decreased by $195,000 compared to the same quarter of 2004, due primarily to the loss of the PHS contract and the contract with a subsidiary of PHS in March of 2004. These contracts produced revenue of $0 and $318,000 during the first quarter of 2005 and 2004 respectively. This decrease in revenue was partially offset by revenue from six collection agency services contracts that were signed after the first quarter of 2004. Revenue from these contracts totaled $46,000 during the first quarter of 2005. The Company also received increased revenues from contracts signed August 23, 2003, December 15, 2003 and February 23, 2004 Combined revenue from these contracts totaled $129,000 and $44,000 during the first quarter of 2005 and 2004 respectively. Revenue from other collection agency services contracts decreased by $8,000 during the first quarter of 2005 as compared to the first quarter of 2004.

o Coding Services revenue -Revenue from coding services of $64,000 during the first quarter of 2005 increased by $17,000 compared to first quarter of 2004, due primarily to the addition of two offsite coding customers, and two onsite coding customers following the first quarter of 2004. Combined revenue from these customers during the first quarter of 2005 totaled $26,000. This increase was partially offset by decreased revenue from the onsite coding services portion of a contract dated October 31, 2000. Revenue from this contract provided revenue of $3,000 and $12,000 during the first quarter of 2005 and 2004 respectively.

o Other Income of $16,600 in the current quarter decreased by $7,000 compared to the first quarter of 2004. Other income in the current quarter consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC") of $13,400; consulting fees of $600; fees for the Medical Records Storage services of $200; Set up fees for onsite Coding Services of $1,900 and other miscellaneous income of $500. Other income during the first quarter of 2004 consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC") of $17,500; Interest charges on past due invoices of $4,000; and installation charges and service fees for the Medical Records Storage service of $2,100.

       Wages and benefits expense decreased $244,000 or 33% due primarily to decreased headcount. During the first quarter of 2005, the Company's headcount averaged 65 full time employees and 8 part time employees, compared to an average headcount of 105 full time employees and 11 part time employees during the first quarter of 2004. Wage and salary expense was $382,000 during the first quarter of 2005 compared to $542,000 during the first quarter of 2004. Payroll tax expense was $44,000 during the first quarter of 2005 compared to $63,000 during the first quarter of 2004. Employee benefit costs also decreased as a result of reduced headcount. Total employee benefit cost was $59,000 and $104,000 for the first quarter of 2005 and 2004 respectively. Bonus expense also decreased from $36,000 in the first quarter of 2004 to $16,000 in the first quarter of 2005.

       Selling, general and administrative expense increased $9,000 or 5% primarily due to increases in software maintenance and system usage fees, $11,000; advertising and marketing $10,000; and employee training expense, $5,000, partially offset by decreases in travel and entertainment, $8,000; telephone expense, $5,000; and postage $4,000. The increase in software maintenance and system usage expense was primarily the result of $10,000 in expense recognized for the use of chargemaster review and pricing comparison software. The Company paid $40,000 in December of 2004 for the use of this software in 2005, and will ratably amortize this cost over the course of 2005.
The increase in advertising and marketing expense was the result of costs associated with a direct mail advertising campaign, and the development of product brochures for distribution at trade shows during the first quarter of 2005. Employee training costs increased from $2,000 in the first quarter of 2004 to $7,000 in the first quarter of 2005 primarily as a result of coding and management training courses attended by certain UMC employees during the first quarter of 2005. The decrease in travel and entertainment expense was primarily the result of the relocation of UMC's Vice President of Sales and Marketing from Midland, Texas to a more convenient travel location in Garland, Texas in July of 2004, decreased travel expense associated with onsite customer meetings by UMC's CEO, and the elimination of one sales position in November of 2004. The decrease in telephone and postage expense was primarily the result of a decreased number of self-pay collection accounts in UMC's inventory during the first quarter of 2005 as compared to the first quarter of 2004.

       Office, vehicle and equipment rental expense decreased $1,200 or 26% due to the move of the Company's redundant offsite server from a rented space to the Company's office in Garland in September of 2004.

       Depreciation and amortization expense decreased $72 or less than 1% during the first quarter of 2005 as compared to the first quarter of 2004.

       Professional fees expense increased $30,000 or 164% due to primarily to legal fees of $24,000 incurred during the first quarter of 2005 for a personnel-related issue. No legal fees were incurred during the first quarter of 2004. The Company's director fees increased by $3,000 during the first quarter of 2005 as compared to the first quarter of 2004 due to a special Board of Director's meeting held in February of 2005. The Company also accrued an additional $3,000 in professional fees during the first quarter of 2005 for anticipated audit and other professional fees associated with Sarbanes Oxley compliance.

       Interest expense decreased $3,000 or 38% due to the reimbursement of interest charges incurred on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer.

       Provision for doubtful account increased by $10,500 as a result of receivables reserved during the first quarter of 2005. The Company did not reserve any receivables during the first quarter of 2004.

Liquidity and Capital Resources

       At March 31, 2005, the Company's liquid assets, consisting of cash, totaled $215,249 plus unencumbered cash due from the factoring company of $7,062, compared to cash of $263,640 and unencumbered cash due from the factoring company of $5,093 at December 31, 2004. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $632,000 at March 31, 2005 compared to working capital of $628,000 at December 31, 2004.

       Operating activities during the current quarter provided cash of $8,000 compared to cash of $56,000 provided by operating activities during the same period of 2004.

       Cash of $14,000 was expended on investing activities during the current quarter for the purchase of computer and phone equipment, and $21,000 was expended for new internal software development during the first quarter of 2005. The Company expended cash of $6,000 for the purchase of equipment and $11,000 for new internal software development during the same period of 2004.

       Financing activities during the current quarter used cash of $21,000 and consisted of principal payments totaling $10,000 for notes payable plus principal payments on capital lease obligations totaling $11,000. Financing activities during the same quarter of 2004 used cash of $21,000 and consisted of principal payments totaling $11,000 for notes payable and principal payments on capital lease obligations totaling $10,000.

       During the current quarter, cash flow from operations along with funds drawn from the Company's bank lines of credit were adequate to cover all working capital and liquidity requirements. As of the date of this filing, the Company faces two significant risks with regard to cash flow and liquidity. The loss of the BSH contract effective April 15, 2005 will have a significant impact on the Company's revenue and profitability beginning in the second quarter of 2005. UMC management will continue its efforts to bring in new business, and to reduce expenses, however, there can be no assurance that the Company will be successful in increasing revenue or reducing expenses to a level that will be adequate to maintain the Company's cash position and profitability. The Company also faces a significant risk with regard to the Company's concentration of accounts receivable. At March 31, 2005 $696,852 or 75% of UMC's outstanding accounts receivable were from one customer, and $273,558 or 39% of the outstanding balance from this customer was aged over 90 days. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts intended to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. Further delays in payment or a default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.

       If UMC's cash flows from operations together with the Company's lines of credit, factoring agreement and incentives under the Economic Development and Incentive Agreement are not sufficient to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, actions such as reducing management and line employee headcount and compensation, attempting to restructure existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.

                          CRITICAL ACCOUNTING POLICIES

       Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements included in our 2004 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

       Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At March 31, 2005 there were no factored invoices outstanding.

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first quarter of 2005, the Company capitalized $20,879 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

       In order to ensure that the information that UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, and our Chief Financial Officer, Nathan E. Bailey, have reviewed and evaluated our disclosure controls and procedures as of May 6, 2005, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since May 6, 2005.

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

31-2      Section 302 - Certification of Chief Financial Officer

32-1      Section 906 - Certification of Chief Executive Officer

32-2      Section 906 - Certification of Chief Financial Officer

99.1      Safe Harbor Compliance Statement for Forward-Looking Statements

(B)    Reports on Form 8-K:

       The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

          1) On March 10, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting notification from one of the Company's significant customer's of its intent to bring back in-house the majority of the work currently outsourced to the Company.
          2) On April 1, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the fourth quarter and year ended December 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (Registrant)



By:  /s/ Nathan E. Bailey                        Date: May 12, 2005
     -----------------------------------               ------------
     Nathan E. Bailey
     Vice President and Controller
     (Principal Accounting Officer)