Form 10-Q
period 2005-06-30
UNITED MEDICORP INC
filed 2005-08-22
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

      As of August 11, 2005, there were outstanding 30,668,550 shares of Common Stock, $0.01 par value.

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2005 and
               December 31, 2004...........................................    1

          Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2005 and 2004...........    2

          Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2005 and 2004.....................    3

          Notes to the Condensed Consolidated Financial Statements.........    4

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............    8

ITEM 3.   Quantitative and Qualitative Disclosures
               About Market Risk...........................................   21

ITEM 4.   Controls and Procedures..........................................   21



                        PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................   21
ITEM 2.   Changes in Securities............................................   21
ITEM 3.   Defaults Upon Senior Securities..................................   21
ITEM 4.   Submission of Matters to a Vote of Security Holders..............   21
ITEM 5.   Other Information................................................   21
ITEM 6.   Exhibits and Reports on Form 8-K.................................   22

Signatures   ..............................................................   22


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                        June 30,      December 31,
                                                                          2005            2004
                                                                      ------------    ------------
                                ASSETS

Current assets:
      Cash and cash equivalents ...................................   $    171,362    $    263,640
      Restricted cash .............................................         27,729          74,381
      Accounts receivable, net of allowance for doubtful accounts
         of $72,196 and 60,177, respectively ......................        840,162         824,551
      Deposits with factor ........................................             59           5,093
      Prepaid expenses and other current assets ...................         43,391          68,507
                                                                      ------------    ------------
Total current assets ..............................................      1,082,703       1,236,172
Other non-current assets ..........................................         42,873          42,873
Property and equipment, net of accumulated depreciation of $469,796
      and $876,423 respectively ...................................        284,966         325,676
Developed and purchased software net of accumulated amortization of
      $123,370 and $245,379 respectively ..........................        103,894          92,091
Assets under capital leases, net of accumulated amortization of
      $160,630 and $270,354, respectively .........................        147,656         166,576
                                                                      ------------    ------------
Total assets ......................................................      1,662,092       1,863,388
                                                                      ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................         42,475          43,117
      Current portion of notes payable ............................        135,136         144,404
      Trade accounts payable ......................................         41,110          59,656
      Payable to clients ..........................................         16,328          44,690
      Accrued professional fees ...................................         31,467          24,251
      Accrued payroll and benefits ................................        126,112         200,098
      Accrued expenses - Allied Health Options ....................         42,065          42,457
      Accrued expenses other ......................................         73,115          49,057
                                                                      ------------    ------------
Total current liabilities .........................................        507,808         607,730
Long term capital lease obligations ...............................         82,486         104,016
Long term notes payable, excluding current portion ................        121,266         131,141
Deferred revenue - Pampa Economic Development Corporation .........         96,000          96,000
                                                                      ------------    ------------
Total liabilities .................................................        807,560         938,887
                                                                      ------------    ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 shares issued .................................        310,191         310,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................           --              --
      Less treasury stock at cost, 350,547shares ..................       (223,456)       (223,456)
      Additional paid-in capital ..................................     18,800,771      18,800,771
      Retained deficit ............................................    (18,032,974)    (17,963,005)
                                                                      ------------    ------------
Total stockholders' equity ........................................        854,532         924,501
                                                                      ------------    ------------
Total liabilities and stockholders' equity ........................   $  1,662,092    $  1,863,388
                                                                      ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             ----------------------------   ----------------------------
                                                 2005            2004           2005            2004
                                             ------------    ------------   ------------    ------------
Revenues:
   Billing and collection services .......   $    619,585    $  1,163,937   $  1,364,232    $  2,186,556
   Coding services .......................         57,590          61,591        121,406         109,723
   Other revenues ........................         15,687          17,463         29,682          40,182
                                             ------------    ------------   ------------    ------------
      Total revenues .....................        692,862       1,242,991      1,515,320       2,336,461

Expenses:
   Wages and benefits ....................        481,283         703,812        983,122       1,449,152
   Selling, general and administrative....        184,021         249,305        381,347         437,952
   Depreciation and amortization .........         42,453          41,717         83,637          82,974
   Office, vehicle and equipment rental...          2,800           3,500          6,372           8,338
   Professional fees .....................         25,637          19,502         73,206          37,509
   Interest, net .........................          4,918           8,010         10,027          16,214
   Other (income) expense ................         37,205            --           37,205            --
   Provision for doubtful accounts .......           (146)           --           10,373            --
                                             ------------    ------------   ------------    ------------
   Total expenses ........................        778,171       1,025,846      1,585,289       2,032,139
                                             ------------    ------------   ------------    ------------
Net income (loss) ........................   $    (85,309)   $    217,145   $    (69,969)   $    304,322
                                             ============    ============   ============    ============

Basic earnings per common share:

   Net income (loss) per share ...........   $    (0.0028)   $     0.0072   $    (0.0023)   $     0.0102
                                             ============    ============   ============    ============

Weighted average shares outstanding ......     30,668,550      29,963,550     30,668,550      29,713,550

Diluted earnings per common share:

   Net income (loss) per share ...........   $    (0.0028)   $     0.0069   $    (0.0023)   $     0.0097
                                             ============    ============   ============    ============

Weighted average shares outstanding ......     30,668,550      31,416,308     30,668,550      31,372,687


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                              2005          2004
                                                                           ----------    ----------
Cash flows from operating activities:
Net income (loss) ......................................................   $  (69,969)   $  304,322
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
              Amortization of assets under capital leases ..............       18,920        19,318
              Depreciation of fixed assets .............................       64,717        63,656
              Provision for doubtful accounts ..........................       12,018          --
              Gain on disposition of assets ............................         (631)         --
              Changes in assets and liabilities:
              Restricted cash ..........................................       46,652       (48,958)
              Accounts receivable, gross ...............................      (27,630)      (44,242)
              Factor reserve ...........................................        5,033          (732)
              Prepaid expenses and other assets ........................       25,116        19,321
              Accounts payable .........................................      (18,546)      (55,436)
              Payable to clients .......................................      (28,361)       43,721
              Accrued liabilities ......................................      (43,103)       64,756
                                                                           ----------    ----------
Net cash provided by (used in) operating activities ....................      (15,784)      365,726
                                                                           ----------    ----------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements ...      (13,467)      (10,323)
      Capitalized software development .................................      (33,869)      (11,300)
      Proceeds from sale of equipment ..................................       12,158           114
                                                                           ----------    ----------
Net cash used in investing activities ..................................      (35,178)      (21,509)
                                                                           ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations ...........................      (22,172)      (19,877)
      Repayment of notes payable .......................................      (19,144)      (16,175)
      Purchase of treasury stock .......................................         --          (1,575)
      Net proceeds from bank lines of credit ...........................         --         102,000
                                                                           ----------    ----------
Net cash provided by (used in) financing activities ....................      (41,316)       64,373
                                                                           ----------    ----------
Increase (decrease) in cash and cash equivalents .......................      (92,278)      408,590
Cash and cash equivalents at beginning of period .......................      263,640        62,851
                                                                           ----------    ----------
Cash and cash equivalents at end of period .............................   $  171,362    $  471,441
                                                                           ==========    ==========

Supplemental disclosures:
Cash paid for interest .................................................   $    9,985    $   16,214



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

                        ACCOUNTS RECEIVABLE CONCENTRATION

The following table shows the concentration of total accounts receivable at June 30, 2005 and December 31, 2004.

                                                     06/30/05     12/31/04
                                                    ----------   ----------
      Customer A...............................          80%          81%
      Customer C...............................           8            7
      Other customers..........................          12           12
                                                    ----------   ----------
                                                        100%         100%
                                                    ==========   ==========

As of June 30, 2005, 80 percent of UMC's outstanding trade receivables were from Customer A. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. The total receivable from this customer at December 31, 2004 was $704,320 of which $350,614 was outstanding over 90 days. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. As of June 30, 2005, the total receivable from this customer was $719,486 and the total balance of invoices that were over 90 days as of June 30, 2005 was $305,675. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of June 30, 2005, no portion of the outstanding receivable from Customer A was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.


As of the date of this filing the Company has reserved $69,980 of the outstanding accounts receivable from Customer C, which represents 100% of the outstanding receivable balance from Customer C as of June 30, 2005. On October 30, 2004 the Company received a letter from Customer C alleging that UMC had failed in its contractual obligations in regard to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations have no merit, and are simply an attempt to persuade

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements


UMC to discount its invoices due from the customer. If the Company is required to pursue collection through litigation, there can be no assurance that it will be successful or, if successful, the cost to the Company in terms of legal and management time devoted to the effort.

      If UMC's cash flows from operations together with the Company's lines of credit, factoring agreement and incentives under the Economic Development and Incentive Agreement are not sufficient to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, resuming the factoring of invoices, actions such as reducing management and line employee headcount and compensation, attempting to restructure existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.


                           SOFTWARE DEVELOPMENT COSTS

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first six months of 2005, the Company capitalized $33,869 in costs incurred for new internal software development that was in the application development stage.


                                 FACTOR RESERVE

      The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At June 30, 2005 and December 31, 2004 UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor Reserve as of June 30, 2005 and December 31, 2004 were as follows

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
Required Reserve..................................   $       --     $       --
Available Reserve.................................             59          5,093
                                                     ------------   ------------
Factor Reserve at end of period...................   $         59   $      5,093
                                                     ============   ============


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements



                             SFAS NO. 148 PRO FORMA

      Pro forma net income and earnings per share  presented  below  reflect the results of the  Company for the first six months of the  respective  years as if the fair value based  accounting  method described in SFAS No. 148 had been used to account  for stock and  warrant-based  compensation  costs,  net of taxes and forfeitures of prior year grants:
                                                             Three Months               Six Months
                                                        -----------------------   -----------------------
                                                             Ended June 30             Ended June 30
                                                        -----------------------   -----------------------
                                                           2005         2004         2005         2004
                                                        ----------   ----------   ----------   ----------
      Pro forma impact of fair value method (FAS 148)
      Net income ...............................        $  (85,309)  $  217,145   $  (69,969)  $  304,322
      SFAS No. 148 employee compensation cost...            (1,491)      (1,885)      (3,121)      (2,951)
                                                        ----------   ----------   ----------   ----------
      Pro forma net income .....................           (86,800)     215,260      (73,090)     301,371

      Earnings per common share
      Basic as reported.........................        $   (.0028)  $    .0072   $   (.0023)  $    .0102
      Diluted as reported.......................            (.0028)       .0069       (.0023)       .0097
      Basic - pro forma.........................            (.0028)       .0072       (.0023)       .0101
      Diluted - pro forma.......................        $   (.0028)  $    .0069   $   (.0023)  $    .0096

      Weighted average Black-Scholes
      fair value assumptions

      Risk free interest rate...................               2.5%        2.5%          2.5%        2.5%
      Expected life.............................           10 years    10 years      10 years    10 years
      Expected volatility.......................               230%        230%          230%        230%
      Expected dividend yield...................               --          --            --          --


       COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the dilutive computation, for the 3 or 6 month periods ended 6/30/2005, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the 3 and 6 month periods ended 6/30/2005 was approximately 543,511 and 646,525, respectively. A reconciliation of basic and diluted income (loss) per common share follows:


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements



                                                                    Three Months                   Six Months
                                                                    ------------                   ----------
                                                                    Ended June 30                 Ended June 30
                                                             ---------------------------   ---------------------------
                                                                 2005           2004           2005           2004
                                                             ------------   ------------   ------------   ------------
      Net income (loss) ..................................   $    (85,309)  $    217,145   $    (69,969)  $    304,322
      Weighted average basic number of shares outstanding      30,668,550     29,963,550     30,668,550     29,713,550
      Effect of dilutive stock options and warrants ......           --        1,452,758           --        1,659,137

      Weighted average number of shares outstanding used
      in computing diluted net income (loss) per share ...     30,668,550     31,416,308     30,668,550     31,372,687
      Basic net income (loss) per share ..................   $     (.0028)  $      .0072   $     (.0023)  $      .0102
      Diluted net income (loss) per share ................         (.0028)         .0069         (.0023)         .0097

                   OTHER EXPENSE - DISPUTE RESOLUTION EXPENSES

      On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation on June 30, 2005 the Company entered into a Dispute Resolution Agreement and Full And Final Release (the "Dispute Resolution Agreement"). Pursuant to the Dispute Resolution Agreement, the Company paid a total of $32,500, plus payroll taxes on back wages of $705. As of the date of this filing, the Company has received invoices for legal fees related to this matter totaling $18,872.

        On June 14, 2005, the Company was notified of a lawsuit alleging violation of Section 392 of the Texas Finance Code and for using unreasonable and wrongful collection efforts. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation the Company entered into a "Settlement Agreement" effective July 15, 2005, in which the Company agreed to pay $4,000. As of the date of this filing, the Company has accrued legal fees related to this matter totaling $5,800.

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


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      The following table sets forth for each period indicated the volume and gross dollar amount of third party claims received and fees recognized for each of the Company's two principal claims management services.

                                               CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                         2005                       2004                                2003                       2002
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                       Quarter                    Quarter                             Quarter                    Quarter
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Number of Claims
  Accepted for
   Processing:
     Ongoing       19,422   24,667   21,674   21,772   26,250   36,869   36,740   42,001   31,282   30,549   32,602   43,522
     Backlog         --       --       --       --      1,588     --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      Total        19,422   24,667   21,674   21,722   27,838   36,869   36,740   42,001   31,282   30,549   32,602   43,522

Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing        39,828   53,700   51,753   56,806   84,830   34,232   40,723   36,662   24,272   23,033   26,717   30,772
    Backlog          --       --       --       --      4,733     --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         39,828   53,700   51,753   56,806   89,563   34,232   40,723   36,662   24,272   23,033   26,717   30,772

 Collections $
    (000's)
    Ongoing        13,153   15,912   14,604   18,806   20,635    8,780    7,897    6,923    6,098    5,010    6,126    6,091
    Backlog          --         71      156      330        4     --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         13,153   15,983   14,760   19,136   20,639    8,780    7,897    6,923    6,098    5,010    6,126    6,091

 Fees Earned $
    (000's)
    Ongoing           391      472      496      586      830      560      522      500      448      460      460      471
    Backlog          --          2        4        9     --       --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            391      474      500      595      830      560      522      500      448      460      460      471

 Average Fee %
    Ongoing          3.0%     3.0%     3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%     7.7%
    Backlog           --%     2.8%     2.5%     2.7%      --%      --%      --%      --%      --%      --%      --%      --%


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


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      The following table sets forth for each period indicated the volume and gross dollar amount of "Early Out" customer service and Bad Debt collection accounts received and fees recognized by UMY.

                                                     COLLECTION SERVICES - PROCESSING VOLUME

                         2005                       2004                                2003                       2002
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                       Quarter                    Quarter                             Quarter                    Quarter
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Number of
Accounts Accepted
 for Collection:
     (000's)
    Early out      36,057   36,936   33,724   34,364   43,803   37,828   37,336   34,601   24,330   11,266   13,859   17,818
    Bad debt       24,002   13,949   12,728   24,677   22,268   21,728   38,092   27,390   15,448   15,322   26,281   16,430
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         60,059   50,885   46,002   59,041   66,071   59,556   75,428   61,991   39,778   26,588   40,140   34,248

 Gross $ Amount
   of Accounts
  Accepted for
   Collection
     (000's)
    Early out      40,832   35,915   36,427   36,683   50,768   38,110   32,808   30,561   17,897   10,815   12,021   13,424
    Bad debt        9,146   12,507    6,839   10,242    3,598   14,067   24,693   16,993   12,379   12,547   15,934    9,714
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         49,978   48,422   43,266   46,925   54,366   52,177   57,501   47,554   30,276   23,362   27,955   23,138

 Collections $
     (000's)
    Early out       2,342    2,072    2,048    2,363    2,456    2,679    2,535    1,862    1,105      949    1,220    1,563
    Bad debt          221      250      264      288      618    1,140    1,301    1,283    1,074    1,155      909      939
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          2,563    2,322    2,312    2,651    3,074    3,819    3,836    3,145    2,179    2,104    2,129    2,502

 Fees Earned $
     (000's)
    Early out         174      172      150      186      191      222      202      182      132      113      131      157
    Bad debt           55       61       65       66      143      241      279      279      226      252      203      208
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            229      233      215      252      334      463      481      461      358      365      334      365

 Average Fee %
   Early out         7.4%     8.3%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%    10.0%
   Bad debt         24.9%    24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%    22.1%


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



                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


The following table sets forth for each period the volume of medical records coded and the amount of fees recognized by UMC's Coding Services Division.


                                                  CODING SERVICES - OFF-SITE PROCESSING VOLUME

                         2005                       2004                                2003                       2002
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                       Quarter                    Quarter                             Quarter                    Quarter
                   ---------------   ---------------------------------   ---------------------------------   ---------------
                   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

   Number of
Records Accepted
   for Coding:

   Inpatient          953    1,221      543      604      602      832      303      177      213      161      140        9
  Outpatient        1,164      820      633    1,657      780      699    1,007      734      761      553      201     --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          2,117    2,041    1,176    2,261    1,382    1,531    1,310      911      974      714      341        9
  Fees Earned
    (000's)
   Combined            23       32       18       25       22       27       20       17       18       14        5     --


      UMC prices its off-site coding services according to the types of medical records coded. In general, inpatient records are more complex than outpatient records, and are priced higher accordingly.


                          LOSS OF SIGNIFICANT CUSTOMERS

      On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital's board of directors had decided to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, and advised that their goal is to reduce costs by using internal staff to perform the services previously provided by UMC. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $289,000, $662,000 and $629,000, which represented 19%, 16% and 16% of total revenue for the first half of 2005 and for the years 2004 and 2003, respectively.

      On March 11, 2004, the Company executed a day one claims management agreement with Lubbock Heart Hospital ("LHH"). This contract had an original term of three months and new placements to UMC were discontinued on June 11, 2004. This contract generated revenue of $467,000 during 2004, which represents 11% of revenue for the year.

      On May 4, 2004, the Company received notification from the management of Hamilton Hospital ("Hamilton") that they would cancel their contract with UMC for day one claims management services effective June 24, 2004, which was the end of the initial one-year contract term. Hamilton management praised the work

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


that UMC has done for them during the term of the contract, but cited cost considerations as the reason for termination. This contract generated revenue of $172,000 and $118,000 during 2004 and 2003, respectively, which represented 5% and 3% of each period's gross revenue.

      On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Systems ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues from PHS ramped down rapidly through the end of 2004. This contract provided revenues of $0, $833,000 and $2,434,000, which represented 0%, 20% and 62% of total revenue for the first half of 2005 and for the years 2004 and 2003 respectively.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $121,000, $224,000 and $183,000 during the first half of 2005 and for the years 2004 and 2003 respectively.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o In March 2005, the Company began offering Chargemaster Review and Pricing Comparison services.

o From 2000 to 2005 the annual budget for UMC's sales and marketing department has increased from $0 to $273,000. The Company's actual expenses for sales and marketing were $121,306 during the first half of 2005, and $293,000 and $233,000 for the years 2004 and 2003, respectively.

o From June 24, 2003 through August 6, 2005, the Company has executed the following new contracts:

      o On July 20, 2005, the Company executed a contract for a coding assessment with a hospital in West Texas.
      o On July 13, 2005, the Company executed a contract for a coding assessment with a hospital in the Texas Panhandle.
      o On April 26, 2005, the Company executed a contract for a coding assessment with a hospital in South Texas.
      o On April 20, 2005 the Company executed a contract for coding assessment services with a hospital in East Texas.
      o On March 11, 2005 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
      o On March 1, 2005 the Company executed a contract for coding assessment services with a hospital in West Texas.
      o On December 7, 2004 the Company executed a coding services contract with a hospital in Central Texas.
      o     On October 29, 2004 the Company  executed a contract for early stage patient balance collections with a hospital in Central Texas.
      o     On October 6, 2004 the Company  executed a coding services  contract with a hospital in East Texas.
      o On October 1, 2004 the Company executed a contract for bad debt collections with a hospital in West Texas.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      o On August 26, 2004 the Company executed a contract for bad debt collections with a hospital in Central Texas.
      o On August 24, 2004 the Company executed a contract for early stage and bad debt collections with a hospital in West Texas.
      o On July 8, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
      o On July 1, 2004 the Company executed a contract for bad debt collections with a hospital in East Texas.
      o On May 7, 2004 the Company executed a contract for day one medical claims billing and follow up service, early stage patient balance collection service, and bad debt patient balance collection service with a hospital located in East Texas. This contract supercedes a contract that was previously executed on February 23, 2004 for early stage and bad debt patient balance collection services.
      o On May 1, 2004 the Company executed a contract for bad debt second collections with a hospital in South Texas.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on April 9, 2004, with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in Central Texas was executed on March 17, 2004.
      o A medical claims management contract for day one billing and follow up was executed on March 12, 2004, with a hospital located in West Texas. The term of this contract was only three months, and new placements to UMC were discontinued on June 11, 2004.
      o A collection services contract for early stage and bad debt patient balance accounts was executed on February 23, 2004, with a hospital in East Texas.
      o A coding services contract with a hospital in West Texas was executed on February 16, 2004.
      o A medical claims management contract for day one billing and follow up was executed on January 22, 2004, with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on December 18, 2003 with a hospital in South Texas.
      o An offsite electronic medical records storage contract with a hospital in West Texas was executed on December 18, 2003.
      o A coding services contract with a hospital in Central Texas was executed on December 12, 2003.
      o A collection services contract for bad debt patient balance accounts was executed on December 10, 2003 with a hospital in South Texas.
      o A coding services contract with two hospitals in Central Texas was executed on November 28, 2003.
      o A collection services contract for early stage patient balance accounts was executed on November 20, 2003 with a hospital in West Texas.
      o A coding services contract for overflow coding was executed with a hospital in East Texas was executed on November 5, 2003
      o A collection services contract for bad debt patient balance accounts was executed on September 15, 2003 with a hospital in West Texas.
      o A medical claims management contract for claims follow up and patient balance collections was executed on August 28, 2003 with a hospital located in West Texas.
      o A collection services contract for early stage patient balance accounts was executed on August 6, 2003 with a hospital in West Texas.
      o A medical claims management contract for day one billing and follow up was executed on June 24, 2003, with a hospital located in Central Texas. UMC management received notice of this customer's intention to cancel this contract at June 24, 2004 (the end of the initial contract term), due to cost considerations.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


With the loss of the PHS, LHH and Hamilton contracts in 2004 and the loss of the BSH contract in 2005, the Company faces a significant challenge in 2005 to maintain profitability and attain the level of revenue that it produced in 2004. Management's forecast of revenue for 2005 from the Company's inactive and existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $3,080,000. The difference between this forecast and total 2004 revenue will have to be made up from new sales of services to new and existing customers. As evidenced by the new contracts listed above, the investment that UMC has made in sales and marketing over the past four years has produced positive results. Revenue from contracts signed in 2004 or that were signed in 2003 and began production in 2004 accounted for $1.6 million or 39% of total revenue in 2004. In 2005, management will continue to focus on marketing traditional and new services to both existing and prospective customers. There can be no assurance that UMC will attain the same level of new sales in 2005 that it attained in 2004, or that the operating margin on new business sold in 2005 will be consistent with past performance.

      Management continues to vigorously pursue new business while rigorously managing expenses without negatively impacting service levels.


                               MANAGEMENT CHANGES
                               ------------------

      Effective May 10, 2005 Clint Owen, formerly Vice President of Sales and Marketing, became Vice President of Collection Services. Mr. Owen's responsibilities in this new job will include sales, customer relationship management, and operations management for the Collection Services Division.

      Effective May 11, 2005, Toni Reed was promoted to Vice President, Management Information Systems. Ms Reed joined UMC in September, 2000 as an Accountant. She was promoted to Manager of Accounting and HR on September 26, 2001, and Director of MIS on February 3, 2003. Prior to joining UMC in 2000, Ms. Reed was self employed in the interstate transportation and logistics industry for 15 years. Ms. Reed holds a B.S. in Mathematics Cum Laude from West Texas State University.

      Effective June 15, 2005 Nathan E. Bailey resigned as Vice President and Controller.

      On July 1, 2005 John T. Montaine joined the Company as Vice President, Sales and Marketing. Mr. Montaine is an experienced healthcare industry professional with over 25 years of experience in clinical orthopedics, health insurance, and hospital operations and finance. Most recently, Mr. Montaine served as a Managing Consultant with IBM's Healthcare Financial Operations Improvement Group.

      Prior to joining IBM as a consultant in 2004, Mr. Montaine served as a senior executive for several major health systems. From May 2003 to December 2003, he was Vice President of Managed Care Development for Baptist Health System in San Antonio. From July 1998 to May 2003, Mr. Montaine was Director of Managed Care Development for Harris County Hospital District in Houston, Texas. From April 1997 to June 1998, he was Director of Network Development for Memorial Sisters of Charity, a hospital owned HMO in Houston. From June 1996 to April 1997, Mr. Montaine was Chief Operating Officer of Tampa General Health Plan, a hospital owned HMO. From March 1995 to June 1996, he served as a founder and COO of Saint Augustine Healthcare, Inc., a physician owned HMO. Prior to 1995, Mr. Montaine was a Practice and Operations Consultant with Humana for 3 years, an Orthopedic Surgery Assistant for 12 years, a U.S. Navy Orthopedic Surgery Assistant and Department Director for a Naval Hospital for 4 years, and a U.S. Navy Corpsman for 2 years. Mr. Montaine holds a B.A. from the University of Cincinnati and a Masters of Business Administration in Healthcare from the University of South Florida.


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


                   OTHER EXPENSE - DISPUTE RESOLUTION EXPENSES

      On January 7, 2005 a  personnel-related  issue resulted in the resignation of a UMC employee.  Based on information received regarding the incident,  UMC's
Board  of  Directors   retained   legal   counsel  to  conduct  an   independent
investigation  into the matter and to  represent  the Company in  communications with the  former  employee's  attorney.  Although  management  and the  board of directors  believe that the Company would prevail if this matter were litigated, in order to avoid the cost of  litigation  on June 30, 2005 the Company  entered into a Dispute  Resolution  Agreement  and Full And Final  Release (the "Dispute
Resolution  Agreement").  Pursuant  to the  Dispute  Resolution  Agreement,  the
Company paid a total of $32,500, plus payroll taxes on back wages of $705. As of the date of this  filing,  the  Company  has  received  invoices  for legal fees related to this matter totaling $18,872.

        On June 14, 2005, the Company was notified of a lawsuit alleging violation of Section 392 of the Texas Finance Code and for using unreasonable and wrongful collection efforts. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation the Company entered into a "Settlement
Agreement"  effective  July 15, 2005, in which the Company agreed to pay $4,000.
As of the date of this filing, the Company has accrued legal fees related to this matter totaling $5,800.


                              RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2005         2004         2005         2004
                                                   ----------   ----------   ----------   ----------
     Revenue                                          100%         100%         100%         100%
                                                   ----------   ----------   ----------   ----------

     Wages and benefits.........................       69           57           65           62
     Selling, general and administrative........       27           20           25           19
     Depreciation and amortization..............        6            3            6            3
     Office, vehicle and equipment rental.......       --           --           --           --
     Professional fees..........................        4            2            5            2
     Interest, net, and other expense...........        6            1            3            1
     Provision for doubtful accounts............       --           --            1           --
                                                   ----------  -----------   ----------   ----------
     Total expenses.............................      112           83          105           87
                                                   ----------  -----------   ----------   ----------
     Net income (loss) .........................      (12)%         17%          (5)%         13%
                                                   ==========  ===========   ==========   ==========


Comparison of the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004

       Revenues decreased $550,000 or 44% primarily due to the following:

o Ongoing Claims Management Services revenue of $370,000 in the current quarter decreased by $459,000 compared to the same quarter in 2004 as a result of multiple changes to the Company's claims inventory mix. The decrease was due primarily to the termination of the BSH, LHH, Hamilton and

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


     PHS contracts in March 2005, June 2004, June 2004 and March 2004, respectively. These contracts provided revenue of $557,000 during the second quarter of 2004. The lost revenues from the contracts listed above were partially offset by increased fees of $165,000 from a claims management contract which was signed on April 26, 2004 with a hospital in East Texas.

o Collection Agency Services revenue of $249,000 in the current quarter was $85,000 less than the amount of collection agency services revenue recognized in the same quarter of 2004, primarily due to loss of the PHS contract in March 2004 and changes in the revenues earned from other customers. This contract provided revenue of $139,000 during the second quarter of 2004. The lost revenues from the PHS contract were partially offset by fluctuations in the revenues earned from over 19 other customers.

o Coding Services revenue of $58,000 decreased by $4,000 due to numerous changes in the customer mix for this division. A reduction of $2,000 occurred in coding consulting services provided to the Company's largest customer. During the second quarter of 2004 the Company was heavily engaged in the start up a its claims management contract for this customer, which required extensive support from UMC's Vice President of Coding Services. This high level of support was not required during the second quarter of 2005. During the second quarter of 2004, UMC earned $3,000 from chargemaster maintenance services. There were no such fees earned in the 2005 period. Total Offsite Coding fees increased by $2,000, while Total Onsite Coding fees decreased by $1,000.

o Other revenue of $16,000 decreased by $1,000 compared to the same quarter of 2004 due primarily to lower incentive income from the Pampa Economic Development Corporation ("PEDC") as a result of reduced headcount in 2005 compared to 2004.

     Wages and benefits expense decreased $223,000 or 32% primarily due to reduced headcount as a result of the major contract cancellations described above. UMC averaged 55 full time and 14 part time employees during the second quarter of 2005, compared to average headcount of 91 full time and 11 part time employees in second quarter of 2004. Employee benefit cost decreased $43,000 as a result lower headcount. During the second quarter of 2005 there was an average of 49 employees enrolled in the Company's group health insurance plan compared to 80 during the second quarter of 2004. The management bonus accrual of $1,280 that was recorded at March 31, 2005 was reversed as of June 30, 2005, yielding an accrual for management bonuses of $0 at June 30, 2005. The management bonus accrual was $52,000 for the second quarter of 2004.

     Selling, general and administrative expense decreased $65,000 or 26% due primarily to decreases in software maintenance of $14,000 due to decreased claims billing start up projects; office supplies $6,000 as the result of decreased collection letters and decreased headcount in the second quarter of 2005; sales commissions $27,000 as a result of decreased sales; employee relocation decreased to $0 during the second quarter of 2005 compared to $25,000 in 2004 as a result of moving UMC's Vice President of Sales from Midland, Texas to Garland Texas; software maintenance decreased $14,000 due to decreased claims billing start up projects; and contract labor decreased $4,000 due to lower utilization of employees onsite at customer locations. These decreases were partially offset by increased system usage expense of $10,000 related to the cost of specialized software for chargemaster updating and maintenance services and increased day one claims billed.

     Depreciation and amortization expense increased $736 or 2% as a result of the addition of approximately $54,000 in leased and purchased fixed assets during the second half of 2004, and additions of approximately $47,000 during the first six months of 2005, partially offset by the elimination of depreciation on assets which became fully depreciated.

     Office, vehicle and equipment rental expense decreased $700 or 20% primarily due to the move of the Company's redundant offsite server from a rented space to the Company's office in Garland in September of 2004.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


     Professional fees increased $6,000 or 31% due primarily to Board of Director's fees of $6,000 incurred during the second quarter of 2005 compared to Director's fees of $2,000 incurred during the second quarter of 2004. Also, the Company increased its accrual for fees due to its independent accounting firm for annual audit and quarterly review services to $11,000 in the second quarter of 2005 compared to $8,000 in the 2004 period.

     Interest expense decreased $3,000 due to the reimbursement of interest charges incurred on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer.


Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

       Revenues decreased $821,000 or 35% primarily due to the following:

o Ongoing Claims Management Services revenue of $842,000 in the current six-month period decreased by $545,000 compared to the first six months of 2004 as a result of multiple changes to the Company's claims inventory mix. The decrease was due primarily to the loss of the PHS contract, which produced $384,000 in fees during the six months ended June 30, 2004, and $0 fees during the 2005 period; the loss of the LHH contract, which generated $330,000 in fees during the six months ended June 30, 2005, and $0 during the 2005 period; the loss of Hamilton, which produced $147,000 in fees during the six months ended June 30, 2004, and $0 fees during the 2005 period; the restructuring of a contract with a hospital in West Texas which produced $69,000 in fees during the six months ended June 30, 2004, and $0 during the 2005 period (this contract continued with respect to early stage collection services for patient balance accounts); and reduced fees earned under other contracts. The reduction in fees earned from these customers was partially offset by fees earned from a contract signed on April 26, 2004 with a hospital in East Texas which produced fees of $109,000 during the six months ended June 30, 2004, versus $567,000 during the current period yielding an increase of $458,000.

o Collection Agency Services revenue of $517,000 in the current six-month period decreased by $279,000 compared to the same period of 2004, primarily due to the loss of PHS which generated fees of $457,000 in 2004 and $0 in the current period. The lost revenue from PHS was partially offset by a contract signed on April 26, 2004 with a hospital in East Texas which produced fees of $46,000 during the six months ended June 30, 2004, versus $147,000 during the current period yielding an increase of $101,000 in the current period.

o Coding Services revenue of $121,000 increased $11,000 compared to the first six months of 2004 due to increased onsite coding fees, increased offsite coding fees, increased consulting fees offset by decreased chargemaster maintenance fees.

o Other revenue of $30,000 during the current six-month period decreased by $10,000 compared to the same six-month period in 2004. This decrease is due primarily to decreased job incentive revenue from the PEDC attributable to decreased headcount in 2005.


      Wages and benefits expense decreased $466,000 or 32% due primarily to decreased headcount. The Company averaged 58 full time and 14 part time employees during the first six months of 2005 compared to 98 full time and 11 part time during the first 6 months of 2004. Salary and wage expense decreased by $269,000, payroll tax expense decreased $33,000, and employee benefit cost

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


decreased $88,000 during the first six months of 2005 compared to the first six months of 2004. Bonus expense decreased $75,000 during the current six-month period due to lower performance bonuses paid to operations employees and the elimination of the management bonus accrual as a result of decreased fees and profitability.

      Selling, general and administrative expense decreased $57,000 or 13% primarily due to decreases of postage $4,000 and office supplies $9,000 due to reduced headcount and a decrease in the number of collection letters sent during the first six months of 2005; sales commissions decreased $30,000 as a result of reduced sales; and telephone expense decreased $5,000 as a result of decreased business; employee relocation decreased $36,000 as a result of moving UMC's Vice President of Sales from Midland, Texas to Garland Texas in 2004; software maintenance decreased by $18,000 due to reduced business due to decreased claims billing start up projects and a decrease in day one claims billed; contract labor $2,000 due to reduced needs for on-site labor at customer locations; travel and entertainment $14,000 as a result of decreased travel required by a smaller customer base. System usage fees increased $25,000 due to the cost of specialized software for chargemaster updating and maintenance services and increased day one claims billed. Marketing and advertising expenses increased $23,000. Bad debt expense increased $10,000 as a result of increasing the reserve for doubtful accounts to fully reserve for all invoices due from LHH.

      Depreciation and amortization expense increased $663 or 1% as a result of the addition of approximately $54,000 in leased and purchased fixed assets during the second half of 2004, and additions of approximately $47,000 during the first six months of 2005.

      Office, vehicle and equipment rental expense decreased $2,000 or 24% primarily due to the closing of the UMC sales office in Midland, Texas concurrent with the relocation of UMC's Vice President of Sales and Marketing to the Garland, Texas office.

      Professional fees increased $36,000 or 95% due primarily to legal fees of $26,000 incurred during the first six months of 2005 compared to legal fees of $2,000 incurred during the first six months of 2004. In addition to the increase in legal fees, audit and accounting fees increased by $7,000, and Director's fees increased by $6,000. Other professional fees decreased by $3,000 during the current six-month period.

      Interest, net decreased $6,000 or 38% due to the reimbursement of interest charges on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer, and the pay off of notes from automobile sales.


Liquidity and Capital Resources

    At June 30, 2005, the Company's liquid assets, consisting of cash, totaled $171,362 plus unencumbered cash due from the factoring company of $59, compared to cash of $263,640 and unencumbered cash due from the factoring company of $5,093 at December 31, 2004. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $575,000 at June 30, 2005 compared to working capital of $628,000 at December 31, 2004.

      Operating activities during the six months ended June 30, 2005 used cash of $16,000 compared to cash of $366,000 provided by operating activities during the same period of 2004.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations (Continued)


      Cash of $13,000 was expended on investing activities during the first half of 2005 for the purchase of computer and phone equipment, partially offset by $12,000 in proceeds from the sale of equipment. In addition, $34,000 was expended for new internal software development during the first half of 2005. The Company expended cash of $10,000 for the purchase of equipment and $11,000 for new internal software development during the same period of 2004.

      Financing activities during the first half of 2005 used cash of $41,000 and consisted of principal payments totaling $19,000 for notes payable plus principal payments on capital lease obligations totaling $22,000. Financing activities during the same period of 2004 provided cash of $64,000 and consisted of principal payments totaling $16,000 for notes payable and principal payments on capital lease obligations totaling $20,000, offset by $102,000 in proceeds borrowed from bank lines of credit.

      During the current quarter, cash flow from operations along with funds drawn from the Company's bank lines of credit were adequate to cover all working capital and liquidity requirements. As of the date of this filing, the Company faces two significant risks with regard to cash flow and liquidity. The loss of the BSH contract effective April 15, 2005 will have a significant impact on the Company's revenue and profitability for the remainder of 2005 and possibly 2006. UMC management will continue its efforts to bring in new business, and to reduce expenses, however, there can be no assurance that the Company will be successful in increasing revenue or reducing expenses to a level that will be adequate to maintain the Company's cash position and profitability. The Company also faces a significant risk with regard to the Company's concentration of accounts receivable. At June 30, 2005 $719,486 or 86% of UMC's outstanding accounts receivable were due from one customer, and $305,674 or 42% of the outstanding balance from this customer was aged over 90 days. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts intended to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. Unfortunately, due to continuing cash flow pressure, this customer has not been able to pay down the balance due to UMC, and the total receivable has increased by $22,564 since March 31, 2005. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent payment of the receivables due to UMC. Further delays in payment or a default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.

      If UMC's cash flows from operations together with the Company's lines of credit, factoring agreement and incentives under the Economic Development and Incentive Agreement are not sufficient to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, resuming the factoring of invoices, actions such as reducing management and line employee headcount and compensation, attempting to restructure existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.


                          CRITICAL ACCOUNTING POLICIES

       Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in our 2004 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At June 30, 2005 there were no factored invoices outstanding.

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first six months of 2005, the Company capitalized $33,869 in costs incurred for new internal software development that was in the application development stage.

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

Item 4 - Controls and Procedures.

       In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, has reviewed and evaluated our disclosure controls and procedures as of August 1, 2005, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since August 1, 2005.
..

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

     31-2       Section 302 - Certification of Chief Financial Officer

     32-1       Section 906 - Certification of Chief Executive Officer

     32-2       Section 906 - Certification of Chief Financial Officer

     99.1       Safe Harbor Compliance Statement for Forward-Looking Statements

    (B)  Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005:

          1) On May 16, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the approval of the Company's Board of Directors to buy back shares of the Company's stock.

          2) On May 19, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the first quarter ended March 31, 2005.

          3) On June 7, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the resignation of Nathan
               E. Bailey as Vice President and Controller.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)



By:   /s/ Peter W. Seaman                           Date: August 11, 2004
      --------------------------------------              ---------------
      Peter W. Seaman
      Chairman and Chief Executive Officer
      (Principal Accounting Officer)