Form 10-Q
period 2005-09-30
UNITED MEDICORP INC
filed 2005-11-14
CIK 831460

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         As of November 11, 2005, there were outstanding 30,668,550 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2005 and
               December 31, 2004............................................   1

          Condensed Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 2005 and 2004................   2

          Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2005 and 2004.....................   3

          Notes to the Condensed Consolidated Financial Statements..........   4

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations................   8

ITEM 3.   Quantitative and Qualitative Disclosures
               About Market Risk............................................  20

ITEM 4.   Controls and Procedures...........................................  20



                        PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................  20
ITEM 2.   Changes in Securities.............................................  20
ITEM 3.   Defaults Upon Senior Securities...................................  20
ITEM 4.   Submission of Matters to a Vote of Security Holders...............  20
ITEM 5.   Other Information.................................................  20
ITEM 6.   Exhibits and Reports on Form 8-K..................................  21

Signatures..................................................................  21


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                      September 30,   December 31,
                                                                          2005            2004
                                                                      ------------    ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents .....................................   $     91,786    $    263,640
         Restricted cash ..........................................         10,264          74,381
    Accounts receivable, net of allowance for doubtful accounts
         of $2,055 and 60,177, respectively .......................        819,398         824,551
      Deposits with factor ........................................             59           5,093
      Prepaid expenses and other current assets ...................         57,283          68,507
                                                                      ------------    ------------
Total current assets ..............................................        978,790       1,236,172
Other non-current assets ..........................................         42,873          42,873
Property and equipment, net of accumulated depreciation of $489,804
      and $876,423 respectively ...................................        269,050         325,676
Developed and purchased software net of accumulated amortization of
      $136,297 and $245,379 respectively ..........................         99,084          92,091
Assets under capital leases, net of accumulated amortization of
      $170,090 and $270,354, respectively .........................        138,196         166,576
                                                                      ------------    ------------
Total assets ......................................................      1,527,993       1,863,388
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ................         40,505          43,117
      Current portion of notes payable ............................        132,594         144,404
      Trade accounts payable ......................................         26,595          59,656
      Payable to clients ..........................................          3,763          44,690
      Accrued professional fees ...................................         31,632          24,251
      Accrued payroll and benefits ................................        118,069         200,098
      Accrued expenses - Allied Health Options ....................         41,865          42,457
      Accrued expenses other ......................................         41,847          49,057
                                                                      ------------    ------------
Total current liabilities .........................................        436,870         607,730
Long term capital lease obligations ...............................         72,846         104,016
Long term notes payable, excluding current portion ................        104,001         131,141
Deferred revenue - Pampa Economic Development Corporation .........         96,000          96,000
                                                                      ------------    ------------
Total liabilities .................................................        709,717         938,887
                                                                      ------------    ------------

Stockholders' equity:
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,019,097 shares issued .................................        310,191         310,191
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .................           --              --
      Less treasury stock at cost, 350,547shares ..................       (223,456)       (223,456)
      Additional paid-in capital ..................................     18,800,771      18,800,771
      Retained deficit ............................................    (18,069,230)    (17,963,005)
                                                                      ------------    ------------
Total stockholders' equity ........................................        818,276         924,501
                                                                      ------------    ------------
Total liabilities and stockholders' equity ........................   $  1,527,993    $  1,863,388
                                                                      ============    ============

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                             ----------------------------   ----------------------------
                                                 2005            2004           2005            2004
                                             ------------    ------------   ------------    ------------
Revenues:
      Billing and collection services ....   $    549,149    $    843,220   $  1,910,367    $  3,029,776
      Coding services ....................         52,787          64,514        175,121         173,449
      Other revenues .....................         42,055          44,722         73,823          85,692
                                             ------------    ------------   ------------    ------------
         Total revenues ..................        643,991         952,456      2,159,311       3,288,917

Expenses:
      Wages and benefits .................        446,462         608,563      1,429,584       2,057,715
      Selling, general and administrative         168,489         206,683        549,917         643,185
      Depreciation and amortization ......         42,395          41,432        126,032         124,407
      Office, vehicle and equipment rental          3,502           4,718          9,874          13,056
      Professional fees ..................         15,398          16,622         88,604          54,130
      Interest, net ......................          3,768           6,119         13,714          23,783
      Other expense ......................           --              --           37,205            --
      Provision for doubtful accounts ....            232          47,244         10,605          47,244
                                             ------------    ------------   ------------    ------------

         Total expenses ..................        680,246         931,381      2,265,535       2,963,520
                                             ------------    ------------   ------------    ------------
Net income (loss) ........................   $    (36,255)   $     21,075   $   (106,224)   $    325,397
                                             ============    ============   ============    ============

Basic earnings per common share:

      Net income (loss) per share ........   $    (0.0012)   $     0.0007   $    (0.0035)   $     0.0109
                                             ============    ============   ============    ============

Weighted average shares outstanding ......     30,668,550      30,713,550     30,668,550      29,963,550

Diluted earnings per common share:

      Net income (loss) per share ........   $    (0.0012)   $     0.0007   $    (0.0035)   $     0.0104
                                             ============    ============   ============    ============

Weighted average shares outstanding ......     30,668,550      30,301,144     30,668,550      31,346,168





                 The accompanying notes are an integral part of
                these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           ------------------------
                                                                              2005          2004
                                                                           ----------    ----------
Cash flows from operating activities:
Net income (loss) ......................................................   $ (106,224)   $  325,397
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
              Amortization of assets under capital leases ..............       28,380        28,778
              Depreciation of fixed assets .............................       97,652        95,629
              Provision for doubtful accounts ..........................       10,605        47,244
              (Gain) loss on disposition of assets .....................         (631)          553
              Changes in assets and liabilities:
              Restricted cash ..........................................       64,117       (59,453)
              Accounts receivable, gross ...............................       (5,452)     (146,499)
              Factor reserve ...........................................        5,032          (356)
              Prepaid expenses and other assets ........................       11,224         7,441
              Accounts payable .........................................      (33,061)      (77,922)
              Payable to clients .......................................      (40,927)       31,837
              Accrued liabilities ......................................      (82,450)       45,601
                                                                           ----------    ----------

Net provided by (cash used) in operating activities ....................      (51,735)      298,250
                                                                           ----------    ----------

Cash flows from investing activities:
      Purchase of automobiles, furniture, equipment and improvements ...      (25,676)      (37,375)
      Capitalized software development .................................      (33,869)      (11,300)
      Proceeds from sale of property and equipment .....................       12,158           114
                                                                           ----------    ----------
Net cash used in investing activities ..................................      (47,387)      (48,561)
                                                                           ----------    ----------

Cash flows from financing activities:
      Repayment of capital lease obligations ...........................      (33,782)      (29,962)
      Repayment of notes payable .......................................      (38,950)      (38,214)
      Purchase of treasury stock .......................................         --          (1,575)
      Net proceeds from bank lines of credit ...........................         --         (96,000)
                                                                           ----------    ----------

Net cash used in financing activities ..................................      (72,732)     (165,751)
                                                                           ----------    ----------
Increase (decrease) in cash and cash equivalents .......................     (171,854)       83,938
Cash and cash equivalents at beginning of period .......................      263,640        62,851
                                                                           ----------    ----------
Cash and cash equivalents at end of period .............................   $   91,786    $  146,789
                                                                           ==========    ==========

Supplemental disclosures:
Cash paid for interest .................................................   $   13,753    $   23,783


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

                        ACCOUNTS RECEIVABLE CONCENTRATION

The following table shows the concentration of total accounts receivable at September 30, 2005 and December 31, 2004.

                                                    09/30/05     12/31/04
                                                   ----------   ----------
      Customer A................................       80%          81%
      Customer C................................        0            7
      Other customers...........................       20           12
                                                   ----------   ----------
                                                      100%         100%
                                                   ==========   ==========

As of September 30, 2005, 80 percent of UMC's outstanding trade receivables were from Customer A. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. The total receivable from this customer at December 31, 2004 was $704,320 of which $350,614 was outstanding over 90 days. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. As of September 30, 2005, the total receivable from this customer was $654,630 and the total balance of invoices that were over 90 days as of September 30, 2005 was $286,603. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of September 30, 2005, no portion of the outstanding receivable from Customer A was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.

During the quarter ended September 30, 2005, the Company wrote of all of its invoices due from Customer C, which were fully reserved, totaling $69,980. On October 30, 2004 the Company received a letter from Customer C alleging that UMC had failed in its contractual obligations in regard to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations have no merit. However, in order to avoid the dilution of management resources and cost that would result from litigating this matter, management decided to write of the invoices due from Customer C.

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements


     f UMC's cash flows from operations together with the Company's lines of credit, factoring agreement and incentives under the Economic Development and Incentive Agreement are not sufficient to service its financial obligations as they become due, it will be required to adopt alternative strategies, which may include but are not limited to, resuming the factoring of invoices, actions such as reducing management and line employee headcount and compensation, attempting to restructure existing financial obligations, seeking a strategic merger or acquisition, seeking the sale of the company, and/or seeking additional debt or equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms.


                           SOFTWARE DEVELOPMENT COSTS

     The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first nine months of 2005, the Company capitalized $33,869 in costs incurred for new internal software development that was in the application development stage.


                                 FACTOR RESERVE

     The Factor Reserve account includes 20% of outstanding invoices purchased by the factoring company (required reserve) and the excess above this 20%, which is available to be drawn by UMC as cash upon demand (available reserve). At September 30, 2005 and December 31, 2004 UMC had no factored invoices outstanding, therefore the balance in the factor reserve account represents cash reserves on deposit at the factoring company. The factoring company pays interest at the rate of prime minus two percent on excess funds that remain on deposit with the factoring company. The balances of the available reserves included in the Factor Reserve as of September 30, 2005 and December 31, 2004 were as follows:

                                                  September 30,   December 31,
                                                      2004            2005
                                                  ------------    ------------
Required Reserve ..............................   $       --      $       --
Available Reserve .............................             59           5,093
                                                  ------------    ------------
Factor Reserve at end of period ...............   $         59    $      5,093
                                                  ============    ============


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements


                             SFAS NO. 148 PRO FORMA

     Pro forma net income and earnings per share presented below reflect the results of the Company for the first nine months of the respective years as if the fair value based accounting method described in SFAS No. 148 had been used to account for stock and warrant-based compensation costs, net of taxes and forfeitures of prior year grants:

                                                               Three Months                 Nine Months
                                                         ------------------------    ------------------------
                                                              Ended Sept. 30              Ended Sept. 30
                                                         ------------------------    ------------------------
                                                            2005          2004          2005          2004
                                                         ----------    ----------    ----------    ----------
    Pro forma impact of fair value method (FAS 148)
    Net income .......................................   $  (36,255)       21,075    $ (106,224)   $  325,397

    SFAS No. 148 employee compensation cost...........         (980)       (1,646)       (2,471)       (4,338)
                                                         ----------    ----------    ----------    ----------
    Pro forma net income .............................      (37,235)       19,429      (108,695)      321,059

    Earnings per common share
    Basic as reported.................................   $   (.0012)   $    .0007    $   (.0035)   $    .0109
    Diluted as reported...............................       (.0012)        .0007        (.0035)        .0104
    Basic - pro forma.................................       (.0012)        .0006        (.0035)        .0107
    Diluted - pro forma...............................   $   (.0012)   $    .0006    $   (.0035)   $    .0102

    Weighted average Black-Scholes
    fair value assumptions

    Risk free interest rate...........................        2.5%          2.5%          2.5%          2.5%
    Expected life.....................................     10 years      10 years      10 years      10 years
    Expected volatility...............................        230%          230%          230%          230%
    Expected dividend yield...........................         --            --            --            --


       COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares including equivalent common shares of dilutive common stock options and warrants outstanding during the period. No effect has been given to outstanding options or warrants in the dilutive computation, for the three or nine month periods ended 9/30/2005, as their effect would be anti-dilutive due to the net loss. The number of potentially dilutive stock options and warrants excluded from the computation for the three and nine month periods ended 9/30/2005 was approximately 316,304 and 538,747, respectively. A reconciliation of basic and diluted income (loss) per common share follows:


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                       Notes to the Condensed Consolidated
                              Financial Statements



                                                                     Three Months                    Nine Months
                                                             ----------------------------   ----------------------------
                                                                    Ended Sept. 30                 Ended Sept. 30
                                                             ----------------------------   ----------------------------
                                                                 2005            2004           2005            2004
                                                             ------------    ------------   ------------    ------------
    Net income (loss) ....................................   $    (36,255)   $     21,075   $   (106,224)   $    325,397
    Weighted average basic number of shares outstanding...     30,668,550      30,713,550     30,668,550      29,963,550
    Effect of dilutive stock options and warrants ........           --           587,594           --         1,382,618

    Weighted average number of shares outstanding used
    in computing diluted net income (loss) per share .....     30,668,550      31,301,144     30,668,550      31,346,168
    Basic net income (loss) per share ....................   $     (.0012)   $      .0007   $     (.0035)   $      .0109
    Diluted net income (loss) per share ..................         (.0012)          .0007         (.0035)          .0104


                   OTHER EXPENSE - DISPUTE RESOLUTION EXPENSES

     On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation on June 30, 2005 the Company entered into a Dispute Resolution Agreement and Full And Final Release (the "Dispute Resolution Agreement"). Pursuant to the Dispute Resolution Agreement, the Company paid a total of $32,500, plus payroll taxes on back wages of $705. In addition, the Company paid legal fees related to this matter totaling $19,172.

     On June 14, 2005, the Company was notified of a lawsuit alleging violation of Section 392 of the Texas Finance Code and for using unreasonable and wrongful collection efforts. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation the Company entered into a "Settlement Agreement" effective July 15, 2005, in which the Company agreed to pay $4,000. In addition, the Company paid legal fees related to this matter totaling $4,280.

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

                                              CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                              2005                           2004                                2003                  2002
                   ------------------------   ---------------------------------   ---------------------------------  -------
                            Quarter                        Quarter                             Quarter               Quarter
                   ------------------------   ---------------------------------   ---------------------------------  -------
                    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Number of Claims
 Accepted for
  Processing:
    Ongoing        16,651   19,422   24,667   21,674   21,772   26,250   36,869   36,740   42,001   31,282   30,549   32,602
    Backlog          --       --       --       --       --      1,588     --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         16,651   19,422   24,667   21,674   21,722   27,838   36,869   36,740   42,001   31,282   30,549   32,602

 Gross $ Amount
    of Claims
  Accepted for
   Processing
   (000's):
    Ongoing        36,999   39,828   53,700   51,753   56,806   84,830   34,232   40,723   36,662   24,272   23,033   26,717
    Backlog          --       --       --       --       --      4,733     --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         36,999   39,828   53,700   51,753   56,806   89,563   34,232   40,723   36,662   24,272   23,033   26,717

 Collections $
    (000's)
    Ongoing        11,001   13,153   15,912   14,604   18,806   20,635    8,780    7,897    6,923    6,098    5,010    6,126
    Backlog          --       --         71      156      330        4     --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         11,001   13,153   15,983   14,760   19,136   20,639    8,780    7,897    6,923    6,098    5,010    6,126

 Fees Earned $
    (000's)
    Ongoing           312      391      472      496      586      830      560      522      500      448      460      460
    Backlog          --       --          2        4        9     --       --       --       --       --       --       --
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            312      391      474      500      595      830      560      522      500      448      460      460

 Average Fee %
    Ongoing           2.8%     3.0%     3.0%     3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%
    Backlog            --%      --%     2.8%     2.5%     2.7%      --%      --%      --%      --%      --%      --%      --%


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

                                                COLLECTION SERVICES - PROCESSING VOLUME

                              2005                           2004                                2003                  2002
                   ------------------------   ---------------------------------   ---------------------------------  -------
                            Quarter                        Quarter                             Quarter               Quarter
                   ------------------------   ---------------------------------   ---------------------------------  -------
                    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Number of
Accounts Accepted
 for Collection:
    (000's)
    Early out      35,614   36,057   36,936   33,724   34,364   43,803   37,828   37,336   34,601   24,330   11,266   13,859
    Bad debt       32,281   24,002   13,949   12,728   24,677   22,268   21,728   38,092   27,390   15,448   15,322   26,281
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         67,895   60,059   50,885   46,002   59,041   66,071   59,556   75,428   61,991   39,778   26,588   40,140

 Gross $ Amount
  of Accounts
  Accepted for
   Collection
    (000's)
    Early out      39,793   40,832   35,915   36,427   36,683   50,768   38,110   32,808   30,561   17,897   10,815   12,021
    Bad debt       19,218    9,146   12,507    6,839   10,242    3,598   14,067   24,693   16,993   12,379   12,547   15,934
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
       Total       59,011   49,978   48,422   43,266   46,925   54,366   52,177   57,501   47,554   30,276   23,362   27,955

 Collections $
    (000's)
    Early out       2,307    2,342    2,072    2,048    2,363    2,456    2,679    2,535    1,862    1,105      949    1,220
    Bad debt          293      221      250      264      288      618    1,140    1,301    1,283    1,074    1,155      909
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          2,600    2,563    2,322    2,312    2,651    3,074    3,819    3,836    3,145    2,179    2,104    2,129

 Fees Earned $
    (000's)
    Early out         170      174      172      150      186      191      222      202      182      132      113      131
    Bad debt           69       55       61       65       66      143      241      279      279      226      252      203
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            239      229      233      215      252      334      463      481      461      358      365      334

 Average Fee %
    Early out        7.4%     7.4%     8.3%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%    10.7%
    Bad debt        23.5%    24.9%    24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%    22.3%


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


                                           CODING SERVICES - OFF-SITE PROCESSING VOLUME

                              2005                           2004                                2003                  2002
                   ------------------------   ---------------------------------   ---------------------------------  -------
                            Quarter                        Quarter                             Quarter               Quarter
                   ------------------------   ---------------------------------   ---------------------------------  -------
                    Third   Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    Number of
Records Accepted
   for Coding:

   Inpatient          706      953    1,221      543      604      602      832      303      177      213      161      140
   Outpatient         809    1,164      820      633    1,657      780      699    1,007      734      761      553      201
                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          1,515    2,117    2,041    1,176    2,261    1,382    1,531    1,310      911      974      714      341

  Fees Earned
    (000's)
   Combined            18       23       32       18       25       22       27       20       17       18       14        5


     UMC prices its off-site coding services according to the types of medical records coded. In general, inpatient records are more complex than outpatient records, and are priced higher accordingly.


                          LOSS OF SIGNIFICANT CUSTOMERS

     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital's board of directors had decided to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, and advised that their goal is to reduce costs by using internal staff to perform the services previously provided by UMC. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $308,000, $662,000 and $629,000, which represented 14%, 16% and 16% of total revenue for the first nine months of 2005 and for the years 2004 and 2003, respectively.

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

     On October 22, 2003 UMC announced the resignation of its key contact at Presbyterian Healthcare Systems ("PHS"). On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004, and revenues from PHS ramped down rapidly through the end of 2004. This contract provided revenues of $0, $833,000 and $2,434,000, which represented 0%, 20% and 62% of total revenue for the first nine months of 2005 and for the years 2004 and 2003 respectively.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

     During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $175,000, $224,000 and $183,000 during the first nine months of 2005 and for the years 2004 and 2003 respectively.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o In March 2005, the Company began offering Chargemaster Review and Pricing Comparison services.

o From 2000 to 2005 the annual budget for UMC's sales and marketing department has increased from $0 to $273,000. The Company's actual expenses for sales and marketing were $188,224 during the first nine months of 2005, and $293,000 and $233,000 for the years 2004 and 2003, respectively.

With the loss of the PHS, LHH and Hamilton contracts in 2004 and the loss of the BSH contract in 2005, the Company faces a significant challenge in 2005 to regain profitability and attain the level of revenue that it produced in 2004. Management's forecast of revenue for 2005 from the Company's inactive and existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $2,835,000. The difference between this forecast and total 2004 revenue will have to be made up from new sales of services to new and existing customers. The investment that UMC has made in sales and marketing over the past four years has produced positive results. Revenue from contracts signed in 2004 or that were signed in 2003 and began production in 2004 accounted for $1.6 million or 39% of total revenue in 2004. In 2005, management will continue to focus on marketing traditional and new services to both existing and prospective customers. There can be no assurance that UMC will attain the same level of new sales in 2005 that it attained in 2004, or that the operating margin on new business sold in 2005 will be consistent with past performance.

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

Melvin D. Jones joined UMC as Vice President of Collection Services on September 13, 2005. A member of HFMA, TAHFA, and listed in the Who's Who Among Outstanding Financial Managers, he has been an associate and provided support to United Medicorp, Inc. since 1991. In 1990 he became the Special Project Manager for CRW Financial, Inc. which later merged with NCO Financial Services. He has worked with large healthcare organizations assuring insurance billing and follow-up, collection management and all aspects of third party resource management. In October, 2000 Mr. Jones moved into the hospital setting working as Manager then moving to Director of Patient Access at Shannon Medical Center. In May, 2004, Mr. Jones joined Central Texas Medical Center as Manager of Patient Financial Services where he was responsible for setting standards to improve the overall revenue cycle. Mr. Jones has demonstrated expertise in patient access administration, collection management, insurance billing and follow-up and virtually all aspects of patient financial services. Mr. Jones is a graduate of Southern Arkansas University and the SMU Mid-Management Program.

Effective October 7, 2005, Clint D. Owen resigned as Vice President, Collection Services.

Effective November 3, 2005, John F. Lewis resigned from the UMC Board of Directors.


                   OTHER EXPENSE - DISPUTE RESOLUTION EXPENSES

      On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation on June 30, 2005 the Company entered into a Dispute Resolution Agreement and Full And Final Release (the "Dispute Resolution Agreement"). Pursuant to the Dispute Resolution Agreement, the Company paid a total of $32,500, plus payroll taxes on back wages of $705. In addition, the Company paid legal fees related to this matter totaling $19,172


     On June 14, 2005, the Company was notified of a lawsuit alleging violation of Section 392 of the Texas Finance Code and for using unreasonable and wrongful collection efforts. Although management and the board of directors believe that the Company would prevail if this matter were litigated, in order to avoid the cost of litigation the Company entered into a "Settlement Agreement" effective
July 15, 2005, in which the Company agreed to pay $4,000. In addition, the Company paid legal fees related to this matter totaling $4,280.


                              RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                ----------------------    ----------------------
                                                   2005        2004          2005        2004
                                                ----------  ----------    ----------  ----------
     Revenue                                       100%        100%          100%        100%
                                                ----------  ----------    ----------  ----------

     Wages and benefits......................       69          64            66          63
     Selling, general and administrative.....       26          22            25          20
     Depreciation and amortization...........        7           4             6           3
     Office, vehicle and equipment rental....        1          --             1          --
     Professional fees.......................        2           2             4           2
     Interest, net, and other expense........        1           1             2           1
     Provision for doubtful accounts.........       --           5             1           1
                                                ----------  ----------    ----------  ----------
     Total expenses..........................      106          98           105          90
                                                ----------  ----------    ----------  ----------
     Net income (loss) ......................      (6)%          2%          (5)%         10%
                                                ==========  ==========    ==========  ==========

Comparison of the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004

       Revenues decreased $308,465 or 32.39% primarily due to the following:

o Ongoing Claims Management Services revenue of $283,259 in the current quarter decreased by $312,078 compared to the same quarter in 2004 as a result of multiple changes to the Company's claims inventory mix. The decrease was due primarily to the termination of the BSH, LHH, Hamilton and PHS contracts in March 2005, June 2004, June 2004 and March 2004, respectively. These contracts provided revenue of $288,379 during the third quarter of 2004 and $15,411 during the third quarter of 2005.

o Collection Agency Services revenue of $265,440 in the current quarter was $17,558 more than the amount of collection agency services revenue recognized in the same quarter of 2004, primarily due to loss of the PHS contract in March 2004 offset by changes in the revenues earned from other customers. The PHS contract provided revenue of $28,399 during the third quarter of 2004. The lost revenues from the PHS contract were more than offset by increases in the revenues earned from over 19 other customers.

o Coding Services revenue of $52,109 decreased by $12,405 due to numerous changes in the customer mix for this division. A reduction of $14,558 occurred in coding consulting services provided to the Company's largest customer. During the third quarter of 2004 the Company was heavily engaged in the start up of its claims management contract for this customer, which required extensive support from UMC's Vice President of Coding Services. This high level of support was not required during the third quarter of 2005. Total Offsite Coding fees decreased by $4,607, while Total Onsite Coding fees decreased by $7,758.

o Other revenue of $43,183 decreased by $1,539 compared to the same quarter of 2004 due primarily to lower incentive income from the Pampa Economic Development Corporation ("PEDC") as a result of reduced headcount in 2005 compared to 2004.

     Wages and benefits expense decreased $162,100 or 26.64% primarily due to reduced headcount as a result of the major contract cancellations described above. UMC averaged 48 full time and 11 part time employees during the third quarter of 2005, compared to average headcount of 87 full time and 11 part time employees in third quarter of 2004. Employee benefit cost decreased $33,555 as a result lower headcount. During the third quarter of 2005 there was an average of 44 employees enrolled in the Company's group health insurance plan compared to 75 during the third quarter of 2004. The management bonus accrual was $0 for the third quarter of 2005, compared to $3,300 for the third quarter of 2004.

     Selling, general and administrative expense decreased $38,194 or 18% due primarily to decreased software maintenance of $21,500 because of a reduction in the number of claims billing start up projects; office supplies decreased $1,048 as the result of decreased collection letters and decreased headcount in the third quarter of 2005; sales commissions declined $19,165 as a result of decreased sales; Contract labor decreased $2,937 due to lower utilization of employees onsite at customer locations. These decreases were partially offset by increased system usage expense of $3,468 related to the cost of specialized software for chargemaster updating and maintenance services and increased day one claims billed.

     Depreciation and amortization expense increased $963 or 2.32% as a result of the addition of approximately $54,000 in leased and purchased fixed assets during the second half of 2004, and additions of approximately $60,000 during the first nine months of 2005, partially offset by the elimination of depreciation on assets which became fully depreciated.

     Office, vehicle and equipment rental expense decreased $1,216 or 25.76% primarily due to the move of the Company's redundant offsite server from a rented space to the Company's office in Garland in September of 2004.

     Professional fees decreased $1,224 due primarily to a decrease in Board of Director's fees to $2,250 during the third quarter of 2005 compared to $3,000 during the third quarter of 2004; a credit in legal fees of $2,220 during the third quarter of 2005 due to the reversal of excess accruals at 6/30/2005, compared to $0 during the third quarter of 2004; and an increase in fees for tax services of $2,025 to $4,200 in the third quarter of 2005 compared to $2,175 in the 2004 period.

     Interest expense decreased $2,351 due to the reimbursement of interest charges incurred on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer, and the pay off of vehicle loans.

     Provision for doubtful accounts decreased to $232 from $47,244 due primarily to the provision for doubtful accounts to fully reserve for all invoices due from LHH in 2004.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

     Revenues decreased $1,129,606 or 34.35% primarily due to the following:

o Ongoing Claims Management Services revenue of $1,127,581 in the current nine-month period decreased by $857,489 compared to the first nine months of 2004 as a result of multiple changes to the Company's claims inventory mix. The decrease was due primarily to the loss of the PHS contract, which produced $386,487 in fees during the nine months ended September 30, 2004, and $0 fees during the 2005 period; the loss of the LHH contract, which generated $432,051 in fees during the nine months ended September 30, 2005, and $0 during the 2005 period; the loss of Hamilton, which produced $166,373 in fees during the nine months ended September 30, 2004, and $139 fees during the 2005 period; the restructuring of a contract with a hospital in West Texas which produced $72,189 in fees during the nine months ended September 30, 2004, and $0 during the 2005 period (this contract continued with respect to early stage collection services for patient balance accounts); and reduced fees earned under other contracts. The reduction in fees earned from these customers was partially offset by fees earned from a contract signed on April 26, 2004 with a hospital in East Texas which produced fees of $382,404 during the nine months ended September 30, 2004, versus $833,930 during the current period yielding an increase of $451,526.

o Collection Agency Services revenue of $782,657 in the current nine-month period decreased by $262,049 compared to the same period of 2004, primarily due to the loss of PHS which generated fees of $435,313 in 2004 and $0 in the current period. The lost revenue from PHS was partially offset by a contract signed on April 26, 2004 with a hospital in East Texas which produced fees of $101,759 during the nine months ended September 30, 2004, versus $230,352 during the current period yielding an increase of $128,592 in the current period.

o Coding Services revenue of $175,757 increased $3,028 compared to the first nine months of 2004 due to increased onsite coding fees, increased offsite coding fees, increased consulting fees offset by decreased chargemaster maintenance fees.

o Other revenue of $73,316 during the current nine-month period decreased by $13,099 compared to the same nine-month period in 2004. This decrease is due primarily to decreased job incentive revenue from the PEDC attributable to decreased headcount in 2005.


     Wages and benefits expense decreased $628,131 or 30.53% due primarily to decreased headcount. The Company averaged 55 full time and 13 part time employees during the first nine months of 2005 compared to 98 full time and 11 part time during the first nine months of 2004. Salary and wage expense decreased by $390,155, payroll tax expense decreased approximately $44,549, and employee benefit cost decreased $110,333 during the first nine months of 2005 compared to the first nine months of 2004. Bonus expense decreased $83,093 during the current nine-month period due to lower performance bonuses paid to operations employees and the elimination of the management bonus accrual as a result of decreased fees and profitability.

     Selling, general and administrative expense decreased $93,268 or 14.5% primarily due to decreases of postage $3,325 and office supplies $9,614 due to reduced headcount and a decrease in the number of collection letters sent during the first nine months of 2005; sales commissions decreased $48,949 as a result of reduced sales; telephone expense decreased $7,348 as a result of decreased business; employee relocation decreased $25,291 as a result of the relocation of UMC's Vice President of Sales from Midland, Texas to Garland, Texas in 2004; software maintenance decreased by $43,106 due to reduced claims billing start up projects and a decrease in day one claims billed; contract labor decreased by $5,064 due to reduced needs for on-site labor at customer locations; travel and entertainment decreased by $16,000 as a result of reduced travel required by a smaller customer base. System usage fees increased $28,714 due to the cost of specialized software for chargemaster updating and maintenance services and an increase in the number of day one claims billed. Marketing and advertising expenses increased $34,290.

     Depreciation and amortization expense increased $1625 or 1.31% as a result of the addition of approximately $54,000 in leased and purchased fixed assets during the second half of 2004, and additions of approximately $60,000 during the first nine months of 2005.

     Office, vehicle and equipment rental expense decreased $3,182 or 24.37% primarily due to the closing of the UMC sales office in Midland, Texas concurrent with the relocation of UMC's Vice President of Sales and Marketing to the Garland, Texas office.

     Professional fees increased $34,474 or 63.69% due primarily to legal fees of $24,000 incurred during the first nine months of 2005 compared to legal fees of $2,000 incurred during the first nine months of 2004. In addition to the increase in legal fees, audit and accounting fees increased by $6,000, and Director's fees increased by $6,000.

     Interest, net decreased $10,069 or 42.34% due to the reimbursement of interest charges on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer, and the pay off of notes from automobile sales.

     Provision for doubtful accounts decreased to $10,605 from $47,244 as a result of the provision for doubtful accounts to fully reserve for all invoices due from LHH in 2005 and 2004.

Liquidity and Capital Resources

     At September 30, 2005, the Company's liquid assets, consisting of cash, totaled $91,786 plus unencumbered cash due from the factoring company of $59, compared to cash of $263,640 and unencumbered cash due from the factoring company of $5,093 at December 31, 2004. The cash due from the factoring company is available to be wired to UMC by the factoring company upon UMC's request. Working capital was $541,920 at June 30, 2005 compared to working capital of $628,442 at December 31, 2004.

     Operating activities during the nine months ended September 30, 2005 used cash of $51,735 compared to cash of $298,250 provided by operating activities during the same period of 2004.

     Cash of $25,676 was expended on investing activities during the first nine months of 2005 for the purchase of computer and phone equipment, partially offset by $12,158 in proceeds from the sale of vehicles. In addition, $33,869 was expended for new internal software development during the first nine months of 2005. The Company expended cash of $37,375 for the purchase of equipment and $11,300 for new internal software development during the same period of 2004.

     Financing activities during the first nine months of 2005 used cash of $72,732 and consisted of principal payments totaling $38,950 for notes payable plus principal payments on capital lease obligations totaling $33,782. Financing activities during the same period of 2004 used cash of $165,751 and consisted of principal payments totaling $38,214 for notes payable, principal payments on capital lease obligations totaling $29,962, purchase of treasury stock totaling $1,575, and repayment of bank lines of credit totaling $96,000.

     During the current quarter, cash flow from operations along with funds drawn from the Company's bank lines of credit were adequate to cover all working capital and liquidity requirements. As of the date of this filing, the Company faces two significant risks with regard to cash flow and liquidity. The loss of the BSH contract effective April 15, 2005 will have a significant impact on the Company's revenue and profitability for the remainder of 2005 and possibly into 2006. UMC management will continue its efforts to bring in new business, and to reduce expenses, however, there can be no assurance that the Company will be successful in increasing revenue or reducing expenses to a level that will be adequate to maintain the Company's cash position and profitability. The Company also faces a significant risk with regard to the Company's concentration of accounts receivable. At September 30, 2005 $654,630 or 80% of UMC's outstanding accounts receivable were due from one customer, and $286,603 or 44% of the outstanding balance from this customer was aged over 90 days. During 2004, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts intended to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. This customer's total receivable balance has been paid down by $64,855 during the third quarter of 2005. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent payment of the receivables due to UMC. Further delays in payment or a default by this customer on its obligations to UMC would have a material adverse affect on the Company's cash flow and financial position.

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

     Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At September 30, 2005 there were no factored invoices outstanding.

     The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first nine months of 2005, the Company capitalized $33,869 in costs incurred for new internal software development that was in the application development stage.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

     In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, has reviewed and evaluated our disclosure controls and procedures as of November 1, 2005, and concluded that our disclosure controls and procedures are effective and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since November 1, 2005.


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

32-2        Section 906 - Certification of Chief Financial Officer

99.1        Safe Harbor Compliance Statement for Forward-Looking Statements

(B)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 2005:

     1) On August 25, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the second quarter ended June 30, 2005.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED MEDICORP, INC.
                                  (Registrant)



By:  /s/ Peter W. Seaman                              Date: November 11, 2004
     ----------------------------------------              ------------------
     Peter W. Seaman
     Chairman and Chief Executive Officer
     (Principal Accounting Officer)