Form 10-K
period 2005-12-31
UNITED MEDICORP INC
filed 2006-04-17
CIK 831460

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,288,043 based on the last sales price of $0.057 per share of such stock on March 23, 2006. As of March 23, 2006 there were 30,768,550 shares of Common Stock, $0.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part I, Item 7 of this Form 10-K incorporates by reference information in the Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward Looking Statements

================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 2005
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.  Business..........................................................    3
ITEM 2.  Properties........................................................   10
ITEM 3.  Legal Proceedings.................................................   10
ITEM 4.  Submission of Matters to a Vote of Securities Holders.............   10

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................   10
ITEM 6.  Selected Consolidated Financial Data..............................   12
ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   13
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk........   31
ITEM 8.  Financial Statements and Supplementary Data.......................   31
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................   31
ITEM 9A. Controls and Procedures...........................................   31
ITEM 9B. Other Information.................................................   31


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant................   32
ITEM 11. Executive Compensation............................................   35
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management..   38
ITEM 13. Certain Relationships and Related Transactions....................   39
ITEM 14. Principal Accountant Fees and Services............................   39

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   40
Signatures   ..............................................................   44

________________________________________________________________________________

                                     PART I

Item 1.    Business

                                     GENERAL

      United Medicorp Texas, Inc., was incorporated in the State of Texas on March 13, 1989 ("UMC-Texas"). On July 10, 1989, in an exchange of stock, UMC-Texas was acquired by Gamma Resources, Inc., a publicly owned Delaware shell corporation, which simultaneously changed its name to United Medicorp, Inc. (the "Company", "UMC" or the "Registrant"). On November 18, 1996, the Company filed "Articles of Amendment to the Articles of Incorporation of Sterling Hospital Systems, Inc." whereby this wholly owned subsidiary of UMC was renamed United MoneyCorp, Inc. ("UMY"). UMY has been designated as the legal entity under which UMC operates a collection agency. On August 7, 1998, UMC acquired 100% of the common stock of Allied Health Options, Inc. ("AHO"), an Alabama corporation. Effective June 30, 1999, the Company discontinued the operations of AHO. On October 14, 1999, AHO filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Texas to liquidate pursuant to Chapter 7 of Title 11 of the United States Bankruptcy code. On November 16, 1999, the Chapter 7 bankruptcy 341 creditors' meeting was held. Unless the context indicates otherwise, references herein to the Company include UMC and its operating subsidiary UMY, and exclude AHO.

      The Company provides medical insurance claims coding and processing and accounts receivable management services to healthcare providers. The Company employs proprietary and purchased software to provide claims coding and processing, and billing and collection services to its customers, which are primarily hospitals. The Company's medical claims processing service is designed to provide an electronic claims processing, billing and collection service that expedites payment of claims from private insurance carriers or government payors such as Medicare and Medicaid. The Company also offers to its customers processing and collection services for uncollected "backlog" (aged) claims that were not originally submitted through the Company's electronic claims processing system. UMY provides customer service and collection services to health care providers.

      In April 2002 the Company established its Coding Services Division ("CSD"). CSD provides medical record coding, coding consulting and chargemaster review services to primarily rural hospitals in Texas.

                        MEDICAL BILLING INDUSTRY OVERVIEW

      The U.S. healthcare industry continues to experience tremendous change as both federal and state governments as well as private industry work to bring more efficiency and effectiveness to the healthcare system. UMC's business is impacted by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some payors have willingly paid the prices established by providers while other payors, notably the government and managed care companies, have paid far less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged payors willing to pay "usual and customary" prices increased in order to recover the cost of services purchased by the government and others but not paid by them (i.e., cost shifting). Increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals has caused healthcare providers to experience increased receivables, increased bad debt levels and higher business office costs. Providers overcome these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. As providers experience limitations in their continued ability to shift cost in these ways, the amount of reimbursement received by UMC's clients may be reduced and UMC's rate of growth in revenues, assuming present fee levels, may decline. However, management believes UMC may benefit from providers' attempts to offset declines in profitability through seeking more effective and efficient business management services such as those provided by UMC. UMC continues to evaluate governmental and industry reform initiatives in an effort to position itself to take advantage of the opportunities created thereby.

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

                       CUSTOMER SERVICES AND FEE STRUCTURE

      Ongoing Accounts Receivable Management Services: Under the Company's ongoing service, the Company edits, corrects, submits, performs follow-up, submits required additional information, and collects claims on behalf of its customers. In cases where an insurance carrier or governmental payor cannot receive or efficiently handle the Company's electronically transmitted claims, the Company will print the claim on a standard industry form and mail it to the insurance carrier. After the claims are processed, the Company's claims operations personnel utilize computer-assisted follow-up methods to ensure timely collection. In most cases the Company charges a percentage of actual claim payment amounts collected as its fee. In certain cases, the Company may charge a flat fee per claim for this service. Complete claim settlement reports are sent to customers on a weekly, semi-monthly or monthly interval. Management believes that the Company's claims collection experience to date and increasing awareness throughout the healthcare industry of the need to cut costs and improve cash flow could increase demand for this type of service. Ongoing accounts receivable management services revenue accounted for approximately 51%, 60%, and 49% of total revenue in 2005, 2004, and 2003, respectively.

      Backlog Accounts Receivable Management Services: Customers using the "Backlog" service engage the Company to collect aged claims which usually have been previously filed with an insurance carrier or governmental payor, but which remain uncollected. When a customer enters into a backlog collection agreement, the customer submits completed insurance claim forms to the Company. The claims are then entered into the Company's claims management and collection system, and the Company's standard claims processing and collection procedures are applied to collect these backlog claims. The Company believes that this program is attractive to potential backlog collection customers because the Company collects outstanding claims at competitive rates. Backlog collection contracts generally involve a one-time placement of claims for collection. During 2004 the Company received placements of backlog claims in conjunction with an ongoing accounts receivable management service contract. Revenue from Backlog Accounts Receivable Management Services was less than 1% of total revenue in 2005 and 2004. The Company did not recognize revenue from Backlog Accounts Receivable Management Services in 2003.

      Claims Coding Services: In April of 2002, The Company began offering claims coding services to its customers. These services include performing coding reviews to assure compliance and reimbursement optimization, as well as complete on-site and off-site UB92 and HCFA claims coding. To support the off-site claims coding service, the Company developed proprietary software which allows medical records to be scanned at a customer hospital's location, encrypted, and transmitted to UMC's secure website. Medical records are then queued to one of UMC's coders, who completes coding within two business days and transmits a coding summary back to the hospital. The hospital then enters these codes into its coding system, and bills the claim. Claims coding services revenue accounted for approximately 8%, 5%, and 5% of total revenue in 2005, 2004, and 2003 respectively.

      Patient Billing Services: The Company offers its customers the option of having UMC bill the guarantor of each account the appropriate balance remaining due after all insurance payments due on an account have been collected and contractual allowances have been posted. Fees for this service vary depending upon the average balance, age and collectibility of the accounts being worked.

      Collection Agency Services: These services involve collections of either
(a) "early out" accounts due from individual guarantors which are active receivables placed for collection within one hundred twenty days of either the date of service or the date payment was received from a third party payor such as commercial insurance or Medicare, or (b) guarantor accounts which have been written off as bad debt. Collection agency services revenue accounted for approximately 37%, 31%, and 43% of total revenue in 2005, 2004, and 2003, respectively.

      Electronic Medical Records Storage: In September of 2003 the Company completed the beta testing phase of the implementation of its web based electronic medical records storage software, and began offering this service to its customers. This service provides customers with the ability to store medical records electronically on the Company's data storage vault which is simultaneously backed up at a remote location on a duplicate system, and is also backed up to tape media on a nightly, weekly, monthly, and annual basis. This system provides customers with a solution for HIPAA compliance in regards to medical records access, by limiting access to individuals authorized by each customer's designated gatekeeper, and further limiting each user's access to specified records. Each access to the system is electronically logged as to the person accessing the record, the time and date, and the purpose for which the record was accessed. This solution also eliminates the physical space requirements for storing medical records in a hard copy format. Revenue from Electronic Medical Records Storage Services accounted for less than 1% of total revenue during 2005 and 2004.

      Chargemaster Review Services: During the first quarter of 2005, the Company began offering Chargemaster Review Services. As a part of this service, UMC reviews for accuracy and completeness the assignment of CPT and HCPCS codes, the assignment of billing revenue codes and the assignment of modifiers. The Company also identifies duplicate items, checks for consistency of pricing and corrects narrative charge descriptions. The Company uses a purchased software program to facilitate providing of this service. Revenue from Chargemaster Review Services accounted for less than 1% of revenue during 2005. These services will be discontinued in May 2006 due to disappointing results.

      Pricing Comparison Service: UMC also began offering a Comparative Pricing Service during the first quarter of 2005. Through a purchased software license, the Company can provide customer hospitals with the ability to compare their line item pricing with any number of over 5,000 hospitals nationwide. No revenue was recognized from Pricing Comparison Services during 2005. These services will be discontinued in May 2006 due to disappointing results.

      Fee Structure: The Company has established both contingency and non-contingency based fee structures which are intended to allow prospects for the Company's services a wide range of pricing options. Under the Company's contingency-based fee structure, fees are charged as a percentage of amounts collected. For the Company's Ongoing Accounts Receivable Management service, the Company generally charges healthcare providers contingency fees ranging from 2.5 to 4.75 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, age, and type of claim collected. Backlog Accounts Receivable Management services are usually priced from 2.5 to 25 percent of the amount the Company collects on behalf of the providers, depending upon the average claim amount, type and age of the claims. Collection ratios generally range from 0 to about 25 percent for Backlog projects and about 18 to 50 percent for Ongoing projects. Fees for Patient Billing services range from 7 to 12 percent of the amounts collected, while Collection Agency services are priced at 7 to 35 percent of amounts collected. Coding service fees are billed on a per chart basis, a per hour basis, or a per day basis, and may also add charges for travel time to and from the customer's location. Fees for Electronic Medical Records Storage Services are billed on a per record or per megabyte of storage space used basis. Fees for the Chargemaster Review and Comparative Pricing Services are negotiated on a per engagement basis. Management believes that the Company's fee structure for its package of services is competitive.

                          SOFTWARE AND DATA PROCESSING

      The Company's ability to provide its services on a large scale depends on the successful operation of computer hardware and software capable of handling the processing and transmission of insurance claims from the customer to the insurance carrier, and through the intermediate steps that such claims must take during the process. During 2005, 2004, and 2003, the Company accepted for processing approximately 216,000, 338,000, and 344,000 claims and accounts respectively. The Company continuously develops and enhances its systems using programmers employed by the Company and outside contractors and consultants.

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

      UMY uses a purchased software application for its collection agency services. This application runs on the Company's AS/400 hardware platform, and handles all of the necessary processing of accounts, telephone calls, collection letters and reports. Custom programming for this application is handled primarily through contract programmers. The Company owns the source code for this application. During 2005 UMC completed the process of completely rewriting this application using current generation RPG code to improve functionality and reduce costs. This software will continue to be modified and enhanced to improve performance and customer satisfaction.

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

                                    EMPLOYEES

      At March 28, 2006, the Company had 41 full time, and 8 part time employees. The Company believes that its relations with its employees are good. UMC employees are not currently, nor have they ever been, represented by a union and there have not been any stoppages, strikes or union organizing attempts.


Item 2.    Properties

      On August 21, 2000, United Medicorp, Inc. completed the purchase of a 20,000 square foot building that serves as its operations center in Pampa, Texas. The purchase price of the building was $100,000. In addition, the first mortgage included an additional $37,000 allowance for transaction costs and building improvements. The term of the first mortgage is 20 years, with monthly payments of principal and interest at a floating rate of prime plus one half percent (currently 8.25 percent per annum). Consistent with the terms of the previously disclosed Economic Development and Incentive Agreement with the Pampa Economic Development Corporation ("PEDC"), the full amount of the $137,000 mortgage is guaranteed by the PEDC. The Company has made numerous repairs and improvements to the building including the construction of two executive offices, a computer room, and a lavatory, and has refurbished the two previously existing lavatories. The total investment in the building and improvements at December 31, 2005 was $202,000. The Company began moving its operations to Pampa in September of 2000 and completed the relocation of all operations functions in February 2001.

      During 2005 UMC also maintained an office in a 1,200 square foot leased office space in Garland, Texas. The Company signed a 36-month lease on this space with a lease term from October 1, 2003 through September 30, 2006. Lease payments are scheduled for $950 per month during the first year, $1000 per month during the second year, and $1050 per month during the third year of the lease term.

Item 3.    Legal Proceedings
      None

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders for a vote during 2005.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

      The Company's $0.01 par value common stock (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 29, 2006, there were approximately 220 stockholders of record of the Common Stock. The Common Stock trades on the NASDAQ over-the-counter bulletin board ("OTCBB") market.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTCBB. Such prices do not include retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year ended December 31, 2005                              High            Low
----------------------------                           ----------     ----------
         Fourth quarter                                $    0.051     $    0.035
         Third quarter                                      0.050          0.040
         Second quarter                                     0.060          0.031
         First quarter                                      0.070          0.050
                                                       ----------     ----------
         2005 annual average                                0.058          0.039

Year ended December 31, 2004
----------------------------
         Fourth quarter                                $    0.060     $    0.040
         Third quarter                                      0.050          0.020
         Second quarter                                     0.050          0.030
         First quarter                                      0.150          0.035
                                                       ----------     ----------
         2004 annual average                                0.078          0.031

Year ended December 31, 2003
----------------------------
         Fourth quarter                                $    0.070     $    0.020
         Third quarter                                      0.065          0.020
         Second quarter                                     0.030          0.020
         First quarter                                      0.070          0.020
                                                       ----------     ----------
         2003 annual average                                0.059          0.020


      The last reported sales price of the Common Stock as reported on the OTCBB, on March 23, 2006 was $0.057 per share.

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


Item 6.    Selected Consolidated Financial Data

      The following table presents selected consolidated financial data for and as of each of the five years ended December 31, 2005. The financial data presented for each of the five fiscal years has been derived from audited financial statements.



                                                                 Year Ended December 31,
                                      ---------------------------------------------------------------------------
                                          2005            2004            2003            2002           2001
                                      ------------    ------------    ------------    ------------   ------------
Statements of Operations Data
Revenues                              $  2,793,723    $  4,099,005    $  3,901,296    $  3,437,984   $  2,785,697

Wages and benefits                       1,849,850       2,600,022       2,664,862       2,315,105      1,769,134

Selling, general and administrative        725,722         839,312         725,619         673,329        536,276
Depreciation and amortization              166,944         165,646         109,053          81,438        100,654
Professional fees                           73,808          74,472          90,449          61,844         60,006
Other                                       37,284         105,500          40,962          46,437         53,789
                                      ------------    ------------    ------------    ------------   ------------
Net income (loss) before
     Income taxes                          (59,885)        314,053         270,351         259,831        265,841

Income tax expense (benefit)          $     41,750    $    (23,750)   $    (18,000)   $       --     $       --
                                      ------------    ------------    ------------    ------------   ------------

Net income (loss)                     $   (101,635)   $    337,803    $    288,351    $    259,831   $    265,841
                                      ============    ============    ============    ============   ============

Basic earnings (loss) per common
  share (1):

     Net income (loss)                $    (0.0033)   $     0.0112    $     0.0099    $     0.0089   $     0.0091

Weighted average shares
      outstanding                       30,668,824      30,113,550      29,212,217      29,210,217     29,110,000









                                                                 Year Ended December 31,
                                      ---------------------------------------------------------------------------
                                          2005            2004            2003            2002           2001
                                      ------------    ------------    ------------    ------------   ------------
Balance Sheet Data
Working capital (deficit)             $    574,774    $    628,442    $    323,871    $    145,706   $    (23,902)
Total assets                             1,462,004       1,863,388       1,559,869         893,995        602,357
Long term debt including capital
    leases and deferred revenue            234,290         331,157         432,531         271,527        280,004
Total debt including capital leases
     and deferred revenue                  402,519         518,678         518,694         294,526        330,625
Total liabilities                          634,638         938,887         971,596         631,624        599,817
Total stockholders' equity                 827,366         924,501         588,273         262,371          2,540

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

      UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to their customers under service contracts that typically are cancelable with a 30 to 60 day notice. For the year ended December 31, 2005, 2004, and 2003, approximately 91%, 97%, and 97% respectively of UMC and UMY revenues were recurring. Recurring revenues are defined as revenues derived from services that are used by the UMC and UMY customers in connection with ongoing business, and accordingly exclude revenues from backlog accounts receivable management and consulting services.


      The following table sets forth for each period indicated the volume and gross dollar amount of insurance claims received and fees recognized for each of the Company's two principal claims management services.


                                       CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                                2005                                2004                                2003
                 ---------------------------------   ---------------------------------   ---------------------------------
                              Quarter                             Quarter                             Quarter
                 ---------------------------------   ---------------------------------   ---------------------------------
                 Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Claims Mgmt
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing      15,679   16,651   19,422   24,667   21,674   21,772   26,250   36,869   36,740   42,001   31,282   30,549
    Backlog          --       --       --       --       --       --    1,588       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       15,679   16,651   19,422   24,667   21,674   21,772   27,838   36,869   36,740   42,001   31,282   30,549

Gross $ Amount
   of Claims
 Accepted for
  Processing
    (000's):
    Ongoing      37,141   36,999   39,828   53,700   51,753   56,806   84,830   34,232   40,723   36,662   24,272   23,033
    Backlog          --       --       --       --       --       --    4,733       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       37,141   36,999   39,828   53,700   51,753   56,806   89,563   34,232   40,723   36,662   24,272   23,033

 Collection $
    (000's)
    Ongoing      11,499   11,001   13,153   15,912   14,604   18,806   20,635    8,780    7,897    6,923    6,098    5,010
    Backlog          --       --       --       71      156      330        4       --       --       --       --        6
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       11,499   11,001   13,153   15,983   14,760   19,136   20,639    8,780    7,897    6,923    6,098    5,010

  Fees Earned
    (000's)
    Ongoing         301      312      391      472      496      586      830      560      522      500      448      460
    Backlog          --       --       --        2        4        9       --       --       --       --       --       --
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          301      312      391      474      500      595      830      560      522      500      448      460

 Average Fee %
    Ongoing        2.6%     2.8%     3.0%     3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%     7.5%
    Backlog         --%      --%      --%     2.8%     2.8%     2.5%     2.7%      --%      --%      --%      --%      --%


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

      During the fourth quarter of 2001 through the first quarter of 2004, the Company processed secondary claims under an ongoing accounts receivable management services contract with Presbyterian Healthcare Services ("PHS"). The
Number of Claims Accepted for Processing and the Gross $ Amount of Claims
Accepted for Processing shown in the preceding table include secondary claims that were subject to automatic crossover payments from certain payors. The
Company did not take credit for, nor report as collections, such crossover payments that were received by the customer within 35 days of the date that the claim was transmitted to UMC. UMC management estimates that about 30% to 50% of the secondary claims accepted for processing were due from crossover payors. Of these, approximately 60% paid with no effort required (and no credit for collections received was taken) by UMC. As a result, the ratio of Collections to the Gross $ Amount of Claims Accepted for Processing shown in the preceding table will be lower for periods beginning with the first quarter of 2003 through the first quarter of 2004 than for the succeeding quarters shown.

      The following table sets forth for each period indicated the volume and gross dollar amount of patient balance customer service and collection accounts received and fees recognized for UMC and UMY.

                                    COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                                2005                                2004                                2003
                 ---------------------------------   ---------------------------------   ---------------------------------
                              Quarter                             Quarter                             Quarter
                 ---------------------------------   ---------------------------------   ---------------------------------
                 Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Collection Svcs
-----------------
    Number of
Accounts Accepted
 for Collection:
    (000's)
    Early out    29,367   35,614   36,057   36,936   33,274   34,364   43,803   37,828   37,336   34,601   24,330   11,266
    Bad debt      8,279   32,281   24,002   13,949   12,728   24,677   22,268   21,728   38,092   27,390   15,448   15,322
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       37,646   67,895   60,059   50,885   46,002   59,041   66,071   59,556   75,428   61,991   39,778   26,588

 Gross $ Amount
   of Accounts
  Accepted for
   Collection
    (000's)
    Early out    35,946   39,793   40,832   35,915   36,427   36,683   50,768   38,110   32,808   30,561   17,897   10,815
    Bad debt      5,610   19,218    9,146   12,507    6,839   10,242    3,598   14,067   24,693   16,993   12,379   12,547
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total       41,556   59,011   49,978   48,422   43,266   46,925   54,366   52,177   57,501   47,554   30,276   23,362

  Collection $
    (000's)
    Early out     2,291    2,307    2,342    2,072    2,048    2,363    2,456    2,679    2,535    1,862    1,105      949
    Bad debt        313      293      221      250      264      288      618    1,140    1,301    1,283    1,074    1,155
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        2,604    2,600    2,563    2,322    2,312    2,651    3,074    3,819    3,836    3,145    2,179    2,104

  Fees Earned
    (000's)
    Early out       170      170      174      172      150      186      191      222      202      182      132      113
    Bad debt         76       69       55       61       65       66      143      241      279      279      226      252
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total          246      239      229      233      215      252      334      463      481      461      358      365

   Average Fee %
     Early out     7.4%     7.4%      7.4%    8.3%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%    11.9%
     Bad debt     24.3%    23.5%     24.9%   24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%    22.1%

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



      In April of 2002, the Company began providing coding and related services to various hospitals. During the third quarter of 2002, the Company began offering online coding services through its proprietary coding web site. The table below displays the number of claims accepted and coded through the web site by quarter.

                                         CODING SERVICES - OFF-SITE PROCESSING VOLUME

                                2005                                2004                                2003
                 ---------------------------------   ---------------------------------   ---------------------------------
                              Quarter                             Quarter                             Quarter
                 ---------------------------------   ---------------------------------   ---------------------------------
                 Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second   First
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
 Collection Svcs
    Number of
Claims  Accepted
   for Coding:
   Inpatient      1,052      706      953    1,221      543      604      602      832      303      177      213      161
   Outpatient       780      809    1,164      820      633    1,657      780      699    1,007      734      761      553
                 ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        1,832    1,515    2,117    2,041    1,176    2,261    1,382    1,531    1,310      911      974      714

  Fees Earned
    (000's)
   Combined          22       18       23       32       18       25       22       27       20       17       18       14

     UMC prices its off-site coding services according to the types of claims coded. In general, inpatient claims are more complex than outpatient claims, and are priced higher accordingly.


                              SIGNIFICANT CUSTOMERS

      During 2005, 64% or revenue was earned from two customers: Marshall Regional Medical Center ("MRMC") and Brownsville Surgical Hospital ("BSH"). MRMC provided revenue totaling $1,463,036 or 52% of total revenue. Of this, 76% was from Ongoing Accounts Receivable Management Services, 21% was from Collection Agency Services, and 3% was from Consulting Services. BSH provided revenue totaling $334,236 or 12% of total revenue. Of this, 87% was from Ongoing Accounts Receivable Management Services, 12% was from Collection Agency Services, and 1% was from Claims Coding Services.

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

                          LOSS OF SIGNIFICANT CUSTOMERS

      On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Registrant's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $1,119,633 and $653,088, which represented 40% and 16% of the Registrant's total revenue for the years 2005 and 2004, respectively.

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


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

      During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $222,000, $224,000, and $183,000 during 2005, 2004, and 2003 respectively.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o In March 2005, the Company began offering Chargemaster Review and Pricing Comparison services. These services will be discontinued in May 2006 due to disappointing results.

o From 2000 to 2006 the annual budget for UMC's sales and marketing department has increased from $0 to $175,000. In 2005 the Company's actual expenses for sales and marketing were $271,000 compared to $293,000 in 2004 and $233,000 in 2003.



      With the loss of the PHS and LHH contracts in 2004, the loss of the BSH contract in 2005, and the loss of the MRMC billing contract in 2006, the Company will face a significant challenge in 2006 to maintain the level of revenue that it produced in 2005. Management's forecast of revenue for 2006 from the Company's existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $2,550,000. The difference between this forecast and total 2005 revenue will have to be made up from new sales of services to new and existing customers.

      UMC management is disappointed with the results produced by its sales and marketing department during the last two years. The primary factors which have caused UMC's poor sales performance are increased competition and poor sales management. To address these issues, UMC dismissed its Vice President of Sales and Marketing in February 2006, and hired a new Director of Sales and Marketing on March 30, 2006. UMC management is also evaluating several new service offerings, including medical debt purchasing, which are intended to generate revenue and restore profitability. In 2006, management will continue to focus on marketing traditional and new services to both existing and prospective customers. There can be no assurance that UMC will attain the same level of new sales in 2006 that it attained in 2005, or that the operating margin on new business sold in 2006 will be consistent with past performance.

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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2005, 2004 and 2003 and recognized $24,000 of the incentive as other revenue at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in other revenue from this incentive for each of the years 2005, 2004 and 2003.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $8,000, $10,000 and $10,000 respectively in other revenue from this incentive for each of the years 2005, 2004 and 2003.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $1,625, $13,500 and $15,000 in other revenue from this incentive for 2005, 2004 and 2003 respectively, and

      (e) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the "Lender"), relative to the purchase of the operations center facility in Pampa. In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2005, 2004 and 2003 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,533, $11,536 and $11,533 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the loan on the building in accordance with The Agreement, for 2005, 2004 and 2003 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N. Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. As of March 28, 2006 UMC had 39 full time, and 7 part time employees at its Pampa operations center.

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

      The PEDC income is recorded in the Company's books as "other revenue".

                      SOFTWARE LICENSE PURCHASE COMMITMENT

In December 2004, the Company entered into an agreement with a software vendor, in which UMC agreed to purchase five user licenses for two of the vendor's products each year for two years. The agreement also gives UMC the ability to purchase additional licenses each year at an agreed upon per license amount. In accordance with the agreement, UMC paid the vendor $39,500 in December 2004 for five user licenses to be used during 2005. UMC is also committed by the agreement to pay an additional $39,500 in January of 2006 for five licenses to be used during 2006. This payment was made on January 5, 2006.

                        MAINTENANCE AGREEMENT COMMITMENT

      During 2002, the Company entered a maintenance agreement on leased mail processing equipment, which requires quarterly payments through 2007. The total commitments under the agreement are $6,420 for each of the years 2003 through 2006 and $4,815 in 2007. The Company paid $6,420, $6,420, and $6,420 during
2005, 2004, and 2003 respectively under this agreement.

                   OTHER EXPENSE - DISPUTE RESOLUTION EXPENSES

      On January 7, 2005 a personnel-related issue resulted in the resignation of a UMC employee. Based on information received regarding the incident, UMC's Board of Directors retained legal counsel to conduct an independent investigation into the matter and to represent the Company in communications with the former employee's attorney. Although management and the board of directors believe that the Company would have prevailed if this matter were litigated, in order to avoid the cost of litigation on June 30, 2005 the Company entered into a Dispute Resolution Agreement and Full And Final Release (the "Dispute Resolution Agreement"). Pursuant to the Dispute Resolution Agreement, the Company paid a total of $32,500, plus payroll taxes on back wages of $705. In addition, the Company paid legal fees related to this matter totaling $21,464.

  On June 14, 2005, the Company was notified of a lawsuit alleging violation of
Section 392 of the Texas Finance Code and for using unreasonable and wrongful collection efforts. Although management and the board of directors believed that the Company would have prevailed if this matter were litigated, in order to avoid the cost of litigation the Company entered into a "Settlement Agreement" effective July 15, 2005, in which the Company agreed to pay $4,000. In addition, the Company paid legal fees related to this matter totaling $4,280.


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

       The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stages of development. During 2005 and 2004, the Company capitalized $25,800 and $25,460, respectively, in costs incurred for new internal software development that was in the application development stage.

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

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At December 31, 2005 and 2004 UMC had no factored invoices.


                              RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's
Consolidated Statements of Operations expressed as a percentage of revenues:

                                                                     Percentage of Revenues
                                                              -----------------------------------
       Year ended December 31,                                   2005        2004        2003
       -----------------------------------                    ----------  ----------  ----------

      Revenue...........................................         100.0%      100.0%      100.0%
                                                              ----------  ----------  ----------

      Wages and benefits................................          66.2        63.4        68.3
      Selling, general and administrative...............          26.0        20.5        18.6
      Office and equipment rental.......................           0.5         0.4         0.5
      Depreciation and amortization.....................           6.0         4.0         2.8
      Interest, net, and other income...................           0.5         0.7         0.5
      Professional fees.................................           2.6         1.8         2.3
      Provision for Doubtful Accounts...................           0.3         1.5         - -
      Provision for income tax expense (benefit)........           1.5        (0.5)       (0.4)
                                                              ----------  ----------  ----------
      Total expenses....................................         103.6        91.8        92.6
                                                              ----------  ----------  ----------
      Net income (loss).................................          (3.6)%       8.2%        7.4%
                                                             ==========  ==========  ==========

                              2005 COMPARED TO 2004

      Revenues decreased $1,305,282 or 32% primarily due to the following:

      o Ongoing Accounts Receivable Management Services revenue of $1,419,000 in 2005 decreased by $1,065,000 compared to 2004 as a result of multiple changes to the Company's claims inventory mix. The decrease was due primarily to the loss of the PHS contract, which produced $386,487 in fees in 2004 and $0 fees in 2005; the loss of the LHH contract, which generated $467,126 in fees for 2004 and $0 fees in 2005; the loss of Hamilton, which produced $172,130 in fees for 2004 and $139 in fees for 2005; the BSH contract, which produced $291,538 in fees in 2005 compared to $609,925 in 2004; and the restructuring of a contract with a hospital in West Texas which produced $102,000 in fees for 2004 and $3,700 in fees for 2005; and reduced fees earned under other contracts. The reduction in fees earned from these customers was partially offset by fees earned from a contract signed on April 26, 2004 with a hospital in East Texas, which produced fees of $653,000 in 2004 versus $1,120,000 in 2005, for an increase of $467,000 in 2005.

      o On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would terminate their accounts receivable management contract with UMC dated October 31, 2000. This contract provided revenue of $292,000 and $610,000 in 2005 and 2004 respectively, which represented 21% and 25% of total Ongoing Accounts Receivable Management Services revenue for these years.

            Assuming that there are no other significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2005, management believes that Ongoing Accounts Receivable Management Services will generate revenues from such customers of approximately $375,000 in 2006.

      o Collection Agency Services revenue of $1,040,000 in 2005 decreased by $224,000, or 18% compared to 2004 as a result of the following:
            The Company saw a decrease in revenue due to the discontinuation of the PHS contract on March 31, 2004. Total Collection Agency Services revenue from this contract was $446,000 in 2004 and $0 in 2005. This decrease in revenue was partially offset by revenue generated from a new contract with a hospital in East Texas that was executed in April 2004. This contract generated $164,000 in fees in 2004 and $305,000 in 2005, for an increase of $141,000 in 2005.

            On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would terminate the early stage patient balance collection portion of their accounts receivable management contract with UMC dated October 31, 2000. The early stage patient balance collection portion of this contract provided Collection Agency Services revenue of $18,000, $30,000 and $27,000 in 2005, 2004 and 2003 respectively, which represented 2%, 2% and 2% of total Collection Agency Services revenue for these years

            Assuming that there are no other significant changes in the existing volume and mix of accounts placed by the Company's customers as of December 31, 2005, management believes that Collection Agency Services will generate revenues from such customers of approximately $2,000,000 in 2006.

      o Coding Services revenue of $222,000 in 2005 decreased by $2,000 or 1% due primarily to fees from coding consulting services provided in conjunction with an ongoing accounts receivable management contract with a hospital in East Texas. Total coding fees provided by this contract were $56,000 in 2004 and $39,000 in 2005. Fees from the Company's web based off-site coding services remained level at $90,000 in both 2005 and 2004.

     During the first quarter of 2005, UMC began offering additional chargemaster review and pricing comparison to its line of coding related services. During the fourth quarter of 2005 UMC had sold three chargemaster reviews, which increased revenue by $15,000 in 2005. Assuming that there are no significant changes in the types of coding services provided to current customers as of 12/31/05, and the addition of a moderate amount of new customers for the Company's traditional and new coding services, management believes that Coding Services will generate revenues from such customers of approximately $137,000 in 2006

     Other revenue of $109,000 decreased $12,000, or 10%, from 2004 primarily due to the reduced head count in 2005. Other revenue was comprised mainly of the PEDC incentives, which is based on head count.


      Wages and benefits expense decreased $750,000 or 29% due primarily to reduced average headcount during 2005 as compared to 2004. Salaries, wages and bonuses decreased $568,000, or 28%, due primarily to the reduced headcount for 2005. Payroll taxes and benefits decreased by $182,000 also due to the reduced headcount in 2005. The average headcount in 2004 was 87 and in 2005 the average headcount was 66.

      Selling, general and administrative ("SG&A") expense decreased $113,000 or 14% due primarily to reductions in telephone, postage, office supplies, and sales commissions. Telephone expenses decreased by $13,000, and office supplies by $14,000, due primarily to the reduced headcount in 2005. Postage decreased by $8,000 due to the decrease in the number of collection letters being sent during 2005, and sales commissions decreased by $60,000 as a result of reduced sales. Travel expenses decreased by $17,000 as a result of reduced travel required by a smaller customer base and employee relocation decreased by $25,000 as a result of the relocation of UMC's Vice President of Sales and Marketing from Midland, Texas to Garland, Texas in 2004.

      Office, vehicle and equipment rental expense decreased $3,000 or 20% in 2005 as compared to 2004 primarily as a result of closing the UMC sales office in Midland, Texas concurrent with the relocation of UMC's Vice President of Sales and Marketing to the Garland, Texas office.

      Depreciation and amortization expense increased $1,300 or 1% in 2005 as a result of the addition of approximately $81,000 in leased and purchased fixed assets during 2004, and additions of $81,500 in 2005.

      Professional fees expense decreased $600, or 1%, as a result of an increase legal fees paid during 2005, and a decrease of audit and accounting fees.

      Interest, net decreased $12,000 or 41% during 2005 due to the reimbursement of interest charges on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer, and the pay off of notes from automobile purchases.

      Provision for doubtful accounts and notes decreased $50,000 a result of receivables reserved in 2004 and little reserved in 2005.

      Tax benefit of $41,750 was fully reserved on UMC's books in 2005. At December 31, 2004 and 2003, the Company recorded a tax asset and an income statement tax benefit of $23,750 and $18,000 respectively. Based on the Company's 2005 operating loss and a projected loss for 2006, management has decided to reverse the deferred tax asset recorded as of December 31, 2004.

Liquidity and Capital Sources

         At December 31, 2005, the Company's liquid assets, consisting of cash, totaled $180,000 compared to $264,000 at December 31, 2004. Working capital was $575,000 at December 31, 2005 compared to $628,000 at December 31, 2004. Working capital decreased primarily due to the net operating loss for the year ended December 31, 2005.

      Cash flow from operations in 2005 provided cash of $71,000, compared to $250,000 provided from operations in 2004. This is primarily due to the 2005 net operating loss of $102,000 increased by depreciation $129,000; amortization $38,000; accounts payable $31,000; accounts receivable $163,000; prepaid expenses $46,000; restricted cash $63,000; factor reserve $5,000 and decreased by accrued liabilities ($178,000); payables to customers ($41,000); doubtful accounts ($58,000); non-cash incentive income recognized ($24,000). In 2005 and 2004, cash flow from operations was supplemented by incentives received from the Pampa Economic Development Commission.

      Investing activities in 2005 consisted of the purchases of furniture, fixtures, equipment, software, building improvements, and the sale of company automobiles and certain computer equipment. Total cash used for investments was $67,000, of which $22,000 was used for the purchase of furniture, fixtures and equipment, $55,000 was used to purchase and develop software and $5,000 was for the purchase of building improvements. This use of cash was partially offset by $14,000 in proceeds from the sale of two Company automobiles and certain computer equipment. Total cash used in investing activities during 2004 was $72,000. The Company's fixed assets are in good working order and sufficient to support continuing operations.

      Financing activities in 2005 used cash of $88,000. This consisted of net proceeds of $4,500 from issuance of stock, offset by cash used for principal payments on capital lease obligations of $47,000 and principal payments on notes payable which used cash of $45,500.

      On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and was previously personally guaranteed by Peter Seaman, Chairman and CEO. The factoring company released this personal guarantee on December 23, 2003. Other significant terms of the factoring agreement include recourse for invoices remaining unpaid at 90 days, interest at prime plus 2.5%, and a factoring fee of 1% of the face value of each invoice. The Company had no factored invoices at 12/31/2004 or 12/31/2005.

      During 2003, the Company applied and was approved for two $100,000 unsecured lines of credit, with two different banks. The first line was approved July 17, 2003, and carries an annual interest rate of prime plus 6 3/4 %. The outstanding balance on this line was $98,000 at December 31, 2005 and $99,000 at December 31, 2004. The second line of credit was approved July 30, 2003 and bears interest at an annual rate of prime plus 2%. The outstanding balance on this line was $99,000 at December 31, 2005 and $100,000 at December 31, 2004.

      As described above under LOSS OF SIGNIFICANT CUSTOMERS, the Company has suffered the loss of several significant customer contracts during the last two years. In addition, the Company has not been successful in completing the sale of new contracts sufficient to replace all or at least a significant portion of the revenues lost. The Company generated a net loss of $101,635 in 2005, and is projecting a net loss for both the first and second quarters of 2006. Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. It is possible that the Company will need to raise additional capital during 2006 to satisfy working capital and debt service requirements. There is no assurance that the Company will be able to raise the amount of debt or equity capital that may be required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has implemented several actions to improve the financial performance of the Company. The Company has reduced staff aggressively to control expenses, reduced the hours worked by hourly employees by 10%, reduced the pay of salaried employees by 10%, reduced the pay of its CEO by 20%, and eliminated the monthly accrual for Paid Time Off. The Company's telecommunications resources have been restructured to reduce cost. On February 17, 2006, the Company released its Vice President of Sales & Marketing; on March 30, the Company hired a new Director of Sales & Marketing. The Company has invested about $21,500 in sales and legal costs and a significant amount of management time in its efforts to enter the healthcare debt purchasing market. These efforts are still in progress, and there can be no assurance that the Company will be successful in completing new sales in this market, or that the revenues derived from debt purchasing will yield operating profits in the future. In addition, there can be no assurance that the Company will be able to obtain funding with which to engage in debt purchasing should the Company's efforts to complete the sale of these services be successful.


                             CONTRACTUAL OBLIGATIONS

      The following table sets forth UMC's contractual obligations at December
31, 2005, for the periods shown:

                                                    Within
      Contractual Obligations           Total       1 Year      2-3 Years    4-5 Years   Thereafter
----------------------------------   ----------   ----------   ----------   ----------   ----------
Debt                                 $  330,518   $  168,230   $   99,274   $   24,000   $   39,014
Operating leases                         13,950       13,950         --           --           --
Maintenance agreement                    11,235        6,420        4,815         --           --
Purchase commitments                     39,500       39,500         --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations   $  395,203   $  228,100   $  104,089   $   24,000   $   39,014
                                     ==========   ==========   ==========   ==========   ==========

                          NEW ACCOUNTING PRONOUNCEMENTS

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123R on January 1, 2006.

      The Company is evaluating the impact of adopting SFS 123R and expects that it will record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition, cash flows or its results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future.

      In May 2005, the FSB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS
154). FAS 154 changes the requirements for the accounting for , and reporting of, a change in accounting principle. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of FAS 154 on any changes in principle made on or after January 1, 2006.

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

          On March 7, 2005, the Company received notice from Brownsville Surgical Hospital (BSH) that effective April 15, 2005 they would terminate their accounts receivable management contract with UMC dated October 31, 2000. This contract provided revenue of $610,000 and $547,000 in 2004 and 2003 respectively, which represented 25% and 28% of total Ongoing Accounts Receivable Management Services revenue for these years.

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

      Tax benefit Prior to 2003, UMC had not booked a tax asset to reflect any portion of the value of UMC's net operating loss ("NOL") carryforwards, due to the uncertainty of the benefit being realized. However, due to the Company's profitability during 2001 - 2004, and management's projected profitability in 2005, management believed it to be more likely than not that a portion of the value remaining in the Company's NOLs would be realized. At December 31, 2003, the Company recorded a tax asset and an income statement tax benefit of $18,000 that represented the estimated value of the NOLs that would be utilized in 2004. The actual value of the NOL's utilized in 2004 was approximately $88,000. UMC's estimate of the NOL that would be utilized in 2005 was $41,750, and the valuation allowance was reduced accordingly, which resulted in an income tax benefit of $23,750 in 2004.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....

      The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data

      The Company's Consolidated Financial Statements appear beginning at page
44.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no disagreements with UMC's accountants during the reporting period. On February 2, 2006, UMC filed a Current Report on Form 8K to report: a) the resignation of Hein & Associates LLP as the Company's independent accountants, and b) the appointment of KBA Group LLP as the Company's new independent accountants.

Item 9A.    Controls and Procedures

       In order to ensure that the information UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, UMC has adopted disclosure controls and procedures. UMC's Chief Executive Officer, Peter W. Seaman has reviewed and evaluated UMC's disclosure controls and procedures as of December 31, 2005, and concluded that UMC's disclosure controls and procedures are appropriate and that no changes are required at this time.

      There have been no significant changes in UMC's internal controls, or in other factors that could affect UMC's internal controls, since December 31, 2005.

Item 9B.    Other Information

      None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

      PETER W. SEAMAN (56) was elected President and Chief Executive Officer on February 10, 1994, and Chairman of the Board of Directors on November 12, 1996. Mr. Seaman joined the Company on July 17, 1991 as Vice President and Chief Financial Officer and was elected to the Board of Directors on August 12, 1991. Mr. Seaman's prior employment includes serving as Director of Business Development for TRW Receivables Management Services from March 1989 to June 1991, and Vice President of Planning and Systems Development for the Accounts Receivable Management Division of the Chilton Corporation from March 1986 to March 1989. Prior to joining the Chilton Corporation, Mr. Seaman was Vice President and Chief Financial Officer for Corliss, Inc., a collection systems and services company. Before that, Mr. Seaman held a number of finance, marketing, and auditing positions with the Datapoint Corporation, Rockwell International, and Coopers and Lybrand. Mr. Seaman holds a B.A. in Accounting from Duke University, and is a Certified Public Accountant. Mr. Seaman was elected to the Board of Directors of the South Texas Chapter of the Healthcare Financial Management Association on June 1, 2001.

      MICHAEL P. BUMGARNER (62) was elected to the Board of Directors on November 12, 1996. Mr. Bumgarner is President/CEO of msi21, Inc., a Dallas, Texas based medical management consulting firm positioned nationally to deliver financing and funding, merger and acquisition, ongoing regulatory, and reimbursement compliance and other management services to all types of medical facilities through its strategically located Professional Affiliates. Mr. Bumgarner's prior experience includes Chairman/CEO of Beacon Enterprises, Inc., a holding company which he co-founded in May, 1994 with interests in a number of healthcare concerns including GSS "Gold Seal Services", one of the largest home healthcare providers in the San Antonio area. GSS was sold to a Dallas based public company in December 1996. Prior to starting Beacon Enterprises, Mr. Bumgarner worked as a consultant for a number of national distributors of cardiovascular equipment in the southwest United States. From 1977 to 1986, Mr. Bumgarner was founder and president of a national healthcare company providing arrhythmia monitoring by telephone to patients in their homes. During this period, he developed the "continuous loop memory" arrhythmia transmitter and received a patent registered in the U.S. Patent Office. After graduating from Auburn University, he was honorably discharged from the USAF as a Captain and carried his electronics background to the medical industry where he has spent over 30 years gaining extensive senior business and management experience.

      VERNON C. ROSENBERY (77) was elected to the Board of Directors on November 13, 2002, and elected to the Compensation Committee on January 26, 2003. Mr. Rosenbery has been retired since July 1, 1993. From 1988 to 1993 Mr. Rosenbery performed consulting services for Stangeland Enterprises, an entity that had purchased two companies from Mr. Rosenbery in 1988. These companies were Foley Construction Company, and Clinton Engineering Company. These companies performed earth moving, paving, and underground construction work and were located in Clinton, Iowa. Mr. Rosenbery was either employed by, or owned these businesses from 1960 to 1988. From 1955 to 1960 Mr. Rosenbery was a Resident Construction Engineer for the Iowa Department of Transportation. From 1952 to 1955 Mr. Rosenbery was employed as a plant engineer for the Dupont Company in Clinton, Iowa. Mr. Rosenbery holds a Bachelor of Science degree in Civil Engineering from the University of Illinois.

      MARK A. MCVAY (43) was elected to the Board of Directors, and then elected to the Audit Committee, on March 24, 2003. Mr. McVay is the chairman of the

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

      MELVIN D. JONES (48) joined UMC as Vice President of Collection Services on September 13, 2005. A member of HFMA, TAHFA, and listed in the Who's Who Among Outstanding Financial Managers, he has been an associate and provided support to United Medicorp, Inc. since 1991. In 1990 he became the Special Project Manager for CRW Financial, Inc. which later merged with NCO Financial Services. He worked with large healthcare organizations assuring insurance billing and follow-up, collection management and al aspects of third party resource management. In October, 2000 Mr. Jones moved into the hospital setting working as Manager then moving to Director of Patient Access at Shannon Medical Center. In May, 2004, Mr. Jones joined Central Texas Medical Center as Manager of Patient Financial Services where he was responsible for setting standards to improve the overall revenue cycle. Mr. Jones has demonstrated expertise in patient access administration, collection management, insurance billing and follow-up and virtually all aspects of patient financial services. Mr. Jones graduated from Southern Arkansas University and SMU Mid-Management Program.

      GARY D. ADERHOLT (43) joined the Company on January 2, 2006, as Corporate Controller. Mr. Aderholt has over 18 years of experience in the accounting profession. From July, 1995 to December, 2005, Mr. Aderholt was employed by National Oilwell, LLP where he held the positions of Manager Of Financial Control, Accounts Payable Manager, General Ledger Manager and Cost Accountant. Mr. Aderholt holds a BBA in Accounting from West Texas State University.


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


Item 11.   Executive Compensation

      Set forth below are tables showing in summary form, the compensation paid for the years shown in the table to Mr. Seaman, Ms. Neal and Mr. Owen, and exercise and year end valuation information pertaining to stock options and warrants granted to each. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 in the fiscal years 2005, 2004, or 2003:

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                    ------------------------------------------------
                        Annual Compensation                         Awards                   Payouts
                  ------------------------------    -------------------------------------    -------
                                                      Other      Restricted    Securities
  Name                                               Annual         Stock      Underlying      LTIP    All Other
and Principal                                        Compen-      Award(s)      Options/     Payouts   Compen-
 Position         Year   Salary ($)    Bonus ($)    sation ($)       ($)      Warrants (#)      ($)    sation ($)
----------------------------------------------------------------------------------------------------------------
Peter W. Seaman   2005   168,000       25,179 (1)      --            --           --            --         --
Chairman and      2004   168,000       38,587 (2)      --            --           --            --         --
CEO               2003   160,000       37,460 (3)                    --           --            --     37,500 (4)
Janice K. Neal    2005   110,850       10,970 (1)      --            --           --            --         --
Vice President    2004   107,059        9,143 (2)      --            --           --            --         --
Of Coding Svcs.   2003   103,000        6,000 (3)      --            --           --            --         --
Clint Owen        2005    80,400                       --            --           --            --         --
Vice President    2004   114,384 (5)                                                                   17,296 (6)
Of Sales

(1)   Represents 2004 bonus paid in 2005
(2)   Represents 2003 bonus paid in 2004
(3)   Represents 2002 bonus paid in 2003
(4) Represents value of stock purchase warrant that became exercisable in December 2003
(5)   Includes salary and commissions
(6)   Represents taxable moving expenses paid by UMC - 2004



                       AGGREGATED OPTION/WARRANT EXERCISES
                    AND FISCAL YEAR-END OPTION/WARRANT VALUES

                   Shares                    Number of Securities          Value of Unexercised
                  Acquired                  Underlying Unexercised             In-The-Money
                     on         Value     Options/Warrants at Fiscal       Options/Warrants at
                  Exercise    Realized           Year-End (#)            Fiscal Year-End (4) ($)
                                         ---------------------------   ---------------------------
   Name              (#)         ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------
Peter W. Seaman   2,000,000      --       1,000,000         --             --             --


(4) The last reported sale of the Company's Common Stock as reported on the NASD OTC Bulletin Board as of December 31, 2005 was $0.045 per share. Value is calculated on the basis of the difference between the option exercise price and $0.045 multiplied by the number of shares of Common Stock underlying the option or warrant.

                            COMPENSATION OF DIRECTORS

      An officer of the Company who also serves as a Director of the Company receives no additional compensation for serving as a Director or as a member or chair of a committee. Beginning in 2002 non-employee Directors received compensation for attendance of board meetings, in addition to reimbursement for expenses of meeting attendance. The per-meeting compensation for non-employee Directors was $750 in 2005, 2004 and 2003.. The Company paid director fees of $18,750, $15,750, and $12,500 in 2005, 2004, and 2003 respectively.

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

      Subsequent to stockholder approval of the 1995 Stock Option Plan, the Board of Directors determined that in light of the condition of the Company immediately prior to November 12, 1996 when the then current members of the Board of Directors were elected, the provisions of the 1995 Stock Option Plan regarding director compensation were inadequate to attract and retain qualified board members. As such, on April 1, 1997, warrants to purchase a total of 1,200,000 shares of the Company's common stock at $0.08 per share were issued to the three non-employee board members with each member receiving a warrant for 400,000 shares. These warrants were issued in lieu of the options that would have been issued to the board members under the 1995 Stock Option Plan. One of the board members resigned on February 26, 2001; the warrants issued to him expired on May 26, 2001. A second board member resigned on November 2, 2005; the warrants issued to him expired on February 2, 2006. These warrants are exercisable 33 1/3% immediately, 66 2/3% after twelve months from the effective date of the grant, and 100% after twenty-four months from the effective date of the grant. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause, (c) three months after the expiration of the Director's term, resignation from the Board of

Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. None of these warrants had been exercised as of December 31, 2005.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Messrs. Bumgarner, McVay and Rosenbery. None of the members of the Company's Compensation Committee served as a member of the compensation committee or other board committees performing similar functions of any other registered entity in 2005 or 2004.

                 SALES AGENT AGREEMENT / STOCK PURCHASE WARRANT

      On June 1, 2005, the Company signed a Sales Agent Agreement ("SAA") with an Independent Sales Agent ("ISA"). Under the terms of the SAA, the ISA will be paid commissions on fees earned by UMC from customers sold by or with the assistance of the ISA. In addition, the ISA was granted a Stock Purchase Warrant ("SPW") for 4,000,000 shares at an exercise price of $0.06. The SPW entitles the ISA to apply up to 50% of commissions earned under the SAA toward the exercise price of shares to be purchased under the SPW. The term of the SPW is exercisable from June 1, 2005 until June 1, 2008. No warrants were exercised during 2005. As of March 31, 2006, no contracts have been sold by the ISA.


Item 12.   Securities Ownership of Certain Beneficial Owners and Management

      The following table and the notes thereto set forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of February 17, 2006 by (i) each current director; (ii) all current directors and officers of the Company as a group; and (iii) each person known to the Company to own beneficially more than five percent (5%) of the currently outstanding
Common Stock. Unless there is a footnote to the contrary, sole voting and investment power in the shares owned are held either by the named individual alone or by the named individual and his or her spouse:

                                  Number of Shares of United Medicorp, Inc. Common Stock (1)
                                  ----------------------------------------------------------
                                     Shares               Exercisable
                                  Beneficially             Warrants/              Percent of
Name                                 Owned                Options (3)              Class (1)
----                                 -----                -----------             ----------
Merrill Lynch & Co., Inc. (2)       3,267,200                   --                   10.6%
800 Scudders Mill Road
Plainsboro, NJ 08536

Tambura Limited                     1,484,000                   --                    4.8%
Rue du Moulin
Sark, Channel Islands

Peter W. Seaman                     2,160,000              1,000,000                 10.3%
Michael P. Bumgarner                  100,000                400,000                  1.6%
Vernon Rosenbery                    1,160,100                 25,000                  3.9%
Mark McVay                             16,667                                         0.05%
Melvin D. Jones
Gary D. Aderholt

All officers and directors as
a group (6 persons)                 3,420,100              1,441,667                 15.8%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The percentages are based upon 30,768,550 shares outstanding except with respect to certain persons who hold presently exercisable options or warrants to purchase shares. The percentage for each person who holds presently exercisable options or warrants is based upon the sum of 30,768,550 shares outstanding plus the number of shares subject to presently exercisable options or warrants held by such person.

(2) According to a Schedule 13D filed with the Company, Merrill Lynch & Co., Inc. ("MLC") manages investments for its clients and the securities indicated are held solely for the accounts of such clients. With respect to 3,267,200 of the shares held on behalf of a unit trust, a wholly-owned subsidiary of MLC, as manager of the trust, has power to vote the shares. MLC has the power to sell the shares for the benefit of the trust. With respect to the remainder of the shares, MLC has dispositive power, but not voting power, subject to its clients' guidelines. MLC does not admit that it is the beneficial owner of any of the indicated shares.

(3) As required by the Securities and Exchange Commission, this column includes shares available under exercisable options /warrants as well as shares that may be acquired within 60 days of March 31, 2006, upon exercise of options/warrants.

Item 13.   Certain Relationship and Related Transactions

      For the years ended December 31, 2005, 2004, and 2003, the Company recognized $15,453, $28,000, and $28,000 respectively in commission expense for new business introduction from a corporation of which the majority shareholder is a non-employee Director of UMC. This commission expense was recognized pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

Item 14.   Principal Accountant Fees and Services

Audit Fees

      Audit fees billed and estimated fees to be billed to UMC by KBA Group LLP for the audit of UMC's consolidated financial statements included in our Annual Report on Form 10K for the year ended 12/31/2005 total $35,000. Fees to be billed to UMC by KBA for review of the consolidated financial statements for the fourth quarter of 2005 are estimated to be $3,500. Fees billed by Hein & Associates for the review of the consolidated financial statements included in our quarterly reports on Form 10-Q during 2005 totaled $4,500. Audit fees billed to UMC by Hein & Associates for the audit of our consolidated financial statements included in our Annual Report of Form 10-K, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, for the years 2004 and 2003, totaled $27,542 and $28,953 respectively.

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

          32.2    Section 906 Certification of Chief Financial Officer

          99.1    Safe Harbor Compliance Statement for Forward-Looking
                  Statements

          99.2 Voluntary Petition United States Bankruptcy Court Northern District of Texas - Chapter 7 (previously filed)

          99.3    Code of Business Conduct and Ethics for United Medicorp Inc.


(b)   Reports on Form 8-K

            1) On August 26, 2005 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the second quarter of 2004.

            2) On November 7, 2005 the Company furnished a Current Report on Form 8-K reporting the departure of a member of the board of directors.

            3) On January 27, 2006 the Company furnished a Current Report on Form 8-K reporting a change in Registrant's certifying accountant.

            4) On February 13, 2006 the Company furnished a Current Report on Form 8-K reporting the loss of a significant customer.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           United Medicorp, Inc.


Date:    April 14, 2006                    By:  /s/ Peter W. Seaman
                                              --------------------------------
                                                    Peter W. Seaman,
                                                    Chairman of the Board and
                                                    Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                       Date
         ---------                         -----                       ----

  /s/ Peter W. Seaman           Chairman of the Board and         April 14, 2006
--------------------------      Chief Executive Officer
      Peter W. Seaman           (Principal Executive Officer)


  /s/ Gary D. Aderholt          Corporate Controller              April 14, 2006
--------------------------      (Principal Accounting Officer)
      Gary D. Aderholt


  /s/ Michael P. Bumgarner      Director                          April 14, 2006
--------------------------
      Michael P. Bumgarner


  /s/ Vernon Rosenbery          Director                          April 14, 2006
--------------------------
      Vernon Rosenbery


  /s/ Mark McVay                Director                          April 14, 2006
--------------------------
      Mark McVay

                     UNITED MEDICORP, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2005

                                Items 8 and 14(a)

                              UNITED MEDICORP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                    [Item 8]



Consolidated Financial Statements:                                          Page

Consolidated Balance Sheets as of December 31, 2005 and 2004...............   46

Consolidated Statements of Operations for each of the
       three years ended December 31, 2005 ................................   47

Consolidated Statements of Changes in Stockholders' Equity for
       each of the three years ended December 31, 2005.....................   48

Consolidated Statements of Cash Flows for each of the
       three years ended December 31, 2005 ................................   49

Notes to Consolidated Financial Statements.................................   50

Report of Independent Registered Public Accounting Firm - KBA Group LLP....   67

Report of former Independent Registered Public Accounting
       Firm - Hein & Associates LLP........................................   68

Consolidated Financial Statement Schedules:

II- Valuation and Qualifying Accounts......................................   69

Other financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                               December 31,
                                         ASSETS                            2005            2004
                                                                       ------------    ------------
Current assets:
      Cash and cash equivalents ....................................   $    179,613    $    263,640
      Restricted cash ..............................................         11,805          74,381
      Accounts receivable, net of allowance for doubtful accounts
         of $1,701 and $60,024, respectively .......................        719,968         824,551
      Factor reserve ...............................................           --             5,093
      Prepaid expenses and other current assets ....................         63,736          68,507
                                                                       ------------    ------------
         Total current assets ......................................        975,122       1,236,172

Property and equipment, net of accumulated depreciation of
      $508,348 and $876,423, respectively ..........................        257,792         325,676
Developed and purchased software net of accumulated amortization of
      $149,205 and $245,379 respectively ...........................         98,896          92,091
Assets under capital leases, net of accumulated amortization of
      $179,550 and $270,354, respectively ..........................        128,736         166,576
Other non-current assets ...........................................          1,458          42,873
                                                                       ------------    ------------
Total assets .......................................................      1,462,004       1,863,388
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations .................         38,420          43,117
      Current portion of notes payable .............................        129,809         144,404
      Trade accounts payable .......................................         90,973          59,656
      Payable to clients ...........................................          3,212          44,690
      Accrued professional fees ....................................          1,023          24,251
      Accrued payroll and benefits .................................        104,068         200,098
      Accrued expenses - Allied Health Options .....................          1,921          42,457
      Accrued expenses other .......................................         30,922          49,057
                                                                       ------------    ------------
      Total current liabilities ....................................        400,348         607,730
Long term liabilities:
      Long term capital lease obligations, excluding current portion         63,178         104,016
      Long term notes payable, excluding current portion ...........         99,112         131,141
      Deferred revenue - Pampa Economic Development Corp. ..........         72,000          96,000
                                                                       ------------    ------------
         Total liabilities .........................................        634,638         938,887
                                                                       ------------    ------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..................           --              --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,119,097 and 31,019,097 shares issued, respectively .....        311,191         310,191
         Less treasury stock at cost, 350,547 shares ...............       (223,456)       (223,456)
      Additional paid-in capital ...................................     18,804,271      18,800,771

      Accumulated deficit ..........................................    (18,064,640)    (17,963,005)
                                                                       ------------    ------------

         Total stockholders' equity ................................        827,366         924,501
                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................   $  1,462,004    $  1,863,388
                                                                       ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years Ended December 31,
                                                      -------------------------------------------
                                                          2005            2004           2003
                                                      ------------    ------------   ------------
Revenues:
      Billing and collection services .............   $  2,459,118    $  3,748,512   $  3,594,851
      Coding services .............................        222,261         224,341        182,689
      Other revenues ..............................        112,344         126,152        123,756
                                                      ------------    ------------   ------------
         Total revenues ...........................      2,793,723       4,099,005      3,901,296

Expenses:
      Wages and benefits ..........................      1,849,850       2,600,022      2,664,862
      Other selling, general and administrative ...        725,722         839,312        725,619
      Office, vehicle and equipment rental ........         13,025          16,356         19,743
      Depreciation and amortization ...............        166,944         165,646        109,053
      Professional fees ...........................         73,808          74,472         90,449
      Interest, net ...............................         17,477          29,537         21,163
      Provision for doubtful accounts and notes ...          9,320          59,607             56
      Other expense, net ..........................         (2,538)           --             --
                                                      ------------    ------------   ------------
         Total expenses ...........................      2,853,608       3,784,952      3,630,945
                                                      ------------    ------------   ------------
Income (loss) before income taxes .................        (59,885)        314,053        270,351
                                                      ------------    ------------   ------------

      Deferred tax (expense) benefit ..............        (41,750)         23,750         18,000
                                                      ------------    ------------   ------------

Net income (loss) .................................   $   (101,635)   $    337,803   $    288,351
                                                      ============    ============   ============

Basic earnings per common share:

      Net income (loss) ...........................   $     (.0033)   $      .0112   $      .0099
                                                      ============    ============   ============
      Weighted average number of common
           shares in basic EPS ....................     30,668,824      30,113,550     29,212,000
Diluted earnings per common share:

      Net income (loss) ...........................   $     (.0033)   $      .0108   $      .0092
                                                      ============    ============   ============
      Weighted average number of common
           shares and dilutive potential common
           shares in diluted EPS ..................     30,668,824      31,376,350     31,232,000


                 The accompanying notes are an integral part of
                     these consolidated financial statements



                     UNITED MEDICORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              For the years ended December 31, 2005, 2004 and 2003



                          Common Stock           Additional            Treasury Stock
                  ---------------------------      Paid-In      ---------------------------     Accumulated
                     Shares         Amount         Capital         Shares         Amount          Deficit         Total
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------
Balance at
December 31,
2002                29,515,764   $    295,157   $ 18,778,254         305,547   $   (221,881)   $(18,589,159)   $    262,371

Exercise of
 Options                 3,333             34             17            --             --              --                51

Compensation
Expense related
 To Warrants              --             --           37,500            --             --              --            37,500

Net income                --             --             --              --             --           288,351         288,351
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2003                29,519,097        295,191     18,815,771         305,547       (221,881)    (18,300,808)        588,273

Exercise of
Warrants             1,500,000         15,000        (15,000)           --             --              --              --

Purchase of
Treasury Stock            --             --             --            45,000         (1,575)           --            (1,575)


Net income                --             --             --              --             --           337,803         337,803
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------

Balance at
December 31,
2004                31,019,097        310,191     18,800,771         350,547       (223,456)    (17,963,005)        924,501

Issuance of
Shares                 100,000          1,000          3,500            --             --              --             4,500

Net loss                  --             --             --              --             --          (101,635)       (101,635)
                  ------------   ------------   ------------    ------------   ------------    ------------    ------------
Balance at
December 31,
2005                31,119,097   $    311,191   $ 18,804,271         350,547   $   (223,456)   $(18,064,640)   $    827,366
                  ============   ============   ============    ============   ============    ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years December 31,
                                                                  --------------------------------------
                                                                     2005          2004          2003
                                                                  ----------    ----------    ----------
Cash flows from operating activities:
      Net income (loss) .......................................   $ (101,635)   $  337,803    $  288,351
      Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization of fixed assets ...      129,104       127,408        86,343
              Amortization of assets under capital leases .....       37,840        38,238        22,710
              Recognition of stock warrant expense ............         --            --          37,500
              Provision for doubtful accounts and notes .......      (58,323)       59,607           (87)
              Loss (gain) on disposition of assets ............         (631)          150          --
      Changes in assets and liabilities:
              Restricted cash .................................       62,576       (14,016)      (28,285)
              Accounts receivable .............................      162,906      (176,857)     (508,979)
              Factor reserve ..................................        5,093        (3,780)      214,504
              Prepaid expenses and other assets ...............       46,186       (61,501)      (38,999)
              Accounts payable ................................       31,317       (53,708)       68,923
              Payable to clients ..............................      (41,478)       (9,318)       21,957
              Deferred revenue - PEDC .........................      (24,000)      (24,000)      (24,000)
              Accrued liabilities .............................     (177,929)       30,333        24,924
                                                                  ----------    ----------    ----------
Net cash provided by operating activities .....................       71,026       250,359       164,862
                                                                  ----------    ----------    ----------

Cash flows from investing activities:
      Purchase of building and improvements thereto ...........       (5,000)       (4,100)       (8,808)
      Purchase of furniture and equipment .....................      (21,794)      (36,862)     (132,798)
      Purchase and development of software ....................      (54,706)      (39,282)      (74,176)
      Sale of furniture and equipment .........................       14,108         8,263         1,611
                                                                  ----------    ----------    ----------
Net cash used in investing activities .........................      (67,392)      (71,981)     (214,171)
                                                                  ----------    ----------    ----------

Cash flows from financing activities:
      Proceeds from loans .....................................         --          12,093        37,725
      Net Proceeds from Line of Credit ........................         --         103,000       100,000
      Other financing activities ..............................        4,500          --              50
      Purchase of Treasury stock ..............................         --          (1,575)         --
      Principal payments on notes payable .....................      (46,626)      (50,528)      (40,096)
      Principal payments on capital lease obligations .........      (45,535)      (40,579)      (37,279)
                                                                  ----------    ----------    ----------
Net cash provided by (used in) financing activities ...........      (87,661)       22,411        60,400
                                                                  ----------    ----------    ----------

Increase (decrease) in cash and cash equivalents ..............      (84,027)      200,789        11,091

Cash and cash equivalents at beginning of year ................      263,640        62,851        51,760
                                                                  ----------    ----------    ----------

Cash and cash equivalents at end of year ......................   $  179,613    $  263,640    $   62,851
                                                                  ==========    ==========    ==========

Supplemental disclosures:
Cash paid for interest ........................................   $   38,313    $   29,537    $   21,163
                                                                  ==========    ==========    ==========
Non-cash investing and financing activities:
   Additions to Capital Lease Obligations, ....................   $     --      $     --      $  187,817
                                                                  ==========    ==========    ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                      UNITED MEDICORP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

      As described further in note M, the Company has suffered the loss of several significant customer contracts during the last two years. In addition, the Company has not been successful in completing the sale of new contracts sufficient to replace all or at least a significant portion of the revenues lost. The Company generated a net loss of $101,635 in 2005, and is projecting a net loss for both the first and second quarters of 2006. Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. It is possible that the Company will need to raise additional capital during 2006 to satisfy working capital and debt service requirements. There is no assurance that the Company will be able to raise the amount of debt or equity capital that may be required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has implemented several actions to improve the financial performance of the Company. The Company has reduced staff aggressively to control expenses, reduced the hours worked by hourly employees by 10%, reduced the pay of salaried employees by 10%, reduced the pay of its CEO by 20%, and eliminated the monthly accrual for Paid Time Off. The Company's telecommunications resources have been restructured to reduce cost. On February 17, 2006, the Company released its Vice President of Sales & Marketing; on March 30, the Company hired a new Director of Sales & Marketing. The Company has invested about $21,500 in sales and legal costs and a significant amount of management time in its efforts to enter the healthcare debt purchasing market. These efforts are still in progress, and there can be no assurance that the Company will be successful in completing new sales in this market, or that the revenues derived from debt purchasing will yield operating profits in the future. In addition, there can be no assurance that the Company will be able to obtain funding with which to engage in debt purchasing should the Company's efforts to complete the sale of these services be successful.

Cash and Cash Equivalents / Restricted Cash

      Cash and cash equivalents/restricted cash consist of cash on hand. Cash held by the Company on behalf of customers is classified as restricted cash on the accompanying balance sheet.

Factored Accounts Receivable With Recourse

      Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") under which the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. The Company had no factored invoices as of 12/31/05.

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

Property and Equipment, and Assets Held Under Capital Leases

      Property and equipment are recorded at cost. Leased property meeting certain criteria is capitalized and the present value of the future lease payments is recorded as a capital lease obligation. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for major renewals and betterments are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, ranging from three to twenty years. Upon disposition of assets, the cost and related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss is recorded.

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

Purchased and Developed Software

      The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During 2005, the Company capitalized $25,800 in costs incurred for new internal software development that was in the application development stage. The cost of capitalized internally developed software is amortized over a period of sixty (60) months on a straight-line basis.

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

Earnings Per Share

      The Company applies SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which requires companies to present on the face of the statement of operations, basic earnings per share ("EPS") and diluted EPS. Companies with complex capital structures are required to reconcile the numerator and denominator used in the basic EPS computation to the numerator and denominator used in the diluted EPS computation. For each of the three years ended December 31, 2005, basic EPS calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are based on the weighted-average number of common shares and dilutive common share equivalents outstanding during each period.


      The following table shows the amounts used in computing EPS and the effect on the weighted average number of shares of dilutive common stock equivalents:

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                               2005            2004           2003
                                                           ------------    ------------   ------------
Net (loss) income available to
     common stockholders ...............................   $   (101,635)   $    337,803   $    288,351

Weighted average number of common shares
    in basic EPS .......................................     30,668,824      30,113,550     29,212,000
Effect of dilutive weighted average common
    share equivalents ..................................           --         1,262,800      2,020,000
                                                           ------------    ------------   ------------
Weighted average number of common shares and
     dilutive potential common shares in diluted EPS ...     30,668,824      31,376,350     31,232,000
                                                           ============    ============   ============

Income Taxes

      Income taxes are accounted for pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Future tax benefits, such as net operating loss carryforwards
("NOLs"), are required to be recognized to the extent that realization of such benefits is more likely than not.

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

SFAS NO. 123 PRO FORMA

      Pro forma net income (loss) and earnings per share information presented below reflect the results of the Company as if the fair value based accounting method described in SFAS No. 123 and 148 had been used to account for stock compensation costs, net of taxes and forfeitures of prior year grants:

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                               2005            2004           2003
                                                           ------------    ------------   ------------
Net (loss) income as reported ..........................   $   (101,635)   $    337,803   $    288,351
SFAS No. 148 employee stock based
fair value compensation cost ...........................            728           7,525          6,239
                                                           ------------    ------------   ------------
Pro forma net (loss) income ............................   $   (102,363)   $    330,278   $    282,112
                                                           ============    ============   ============
Pro forma basic earnings per share .....................   $     (.0033)   $      .0111   $     0.0097
                                                           ============    ============   ============
Pro forma diluted earnings per share ...................   $     (.0033)   $      .0106   $     0.0090
                                                           ============    ============   ============


      The fair value for options granted in 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31:

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                                               2003
                                                                           ------------
Dividend yield .........................................................            --
Expected volatility ....................................................         220.0%
Risk-free rate of return ...............................................           2.5%
Expected life, years ...................................................           5

      No options were granted during 2005 or 2004. No warrants were granted during 2005, 2004 or 2003.

New Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of
SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes
APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS
No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt
Statement 123R on January 1, 2006.

      The Company is evaluating the impact of adopting SFS 123R and expects that it will record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition, cash flows or its results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included above.

      In May 2005, the FSB issued SFAS No. 154, Accounting Changes and Error
Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS
154). FAS 154 changes the requirements for the accounting for , and reporting of, a change in accounting principle. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of FAS 154 on any changes in principle made on or after January 1, 2006.


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

      In exchange for providing jobs within the city limits of Pampa, Texas, the Agreement calls for the PEDC to provide the following incentives to UMC:

      (a) an incentive payment of $192,000 which was made upon the closing of the purchase of the new operations center facility in Pampa. The Agreement includes a claw back provision whereby if UMC does not maintain a minimum of 30 full time equivalent employees ("FTEE") employed in its Pampa operations center during any given year of the eight years of the Agreement beginning with the year ended December 31, 2001, UMC will be required to remit $24,000 back to PEDC for each such year. UMC met the FTEE requirement for this incentive in 2005, 2004 and 2003 and recognized $24,000 of the incentive as income at December 31st of each year.

      (b) an incentive payment of $40,000 per calendar year (for a maximum of $320,000) so long as UMC provides a minimum average of 40 FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $40,000 in revenue from this incentive for each of the years 2005, 2004 and 2003.

      (c) an incentive payment of $1,000 per job per calendar year (for a maximum of $80,000) for each FTEE from the 41st up to and including the 50th
FTEE employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $8,000, $10,000 and $10,000 respectively in revenue from this incentive for each of the years 2005, 2004 and 2003.

      (d) an incentive payment of $500 per calendar year (with no cap or limit) for each FTEE from the 51st and over employed in its Pampa operations center during each of the eight calendar years of the Agreement commencing with the year ending December 31, 2001. UMC recognized $1,625, $13,500 and $15,000 in revenue from this incentive for 2005, 2004 and 2003 respectively, and

      (e) PEDC guaranteed up to $137,000 for the benefit of UMC's lender (the
"Lender"), relative to the purchase of the operations center facility in Pampa.
In addition, PEDC will pay to UMC $27,400 per year during each of the first five years of the Agreement (for a maximum of $137,000) commencing with the year ending December 31, 2001. After offsetting the total monthly payments made to Lender during the preceding 12 months from this annual payment, UMC will remit the balance to the Lender. On July 28, of 2005, 2004 and 2003 respectively, UMC received $27,400 from the PEDC in payment of this incentive. Of this, $11,533, $11,536 and $11,533 was remitted to National Bank of Commerce (the lien holder on the building) as principal payment on the loan on the building in accordance with The Agreement, for 2005, 2004 and 2003 respectively. PEDC will be released from paying any and all unpaid annual payments if UMC defaults on its obligations to its Lender or if UMC discontinues its operations in Pampa within five years of July 28, 2000.

      On August 21, 2000 UMC purchased a building in Pampa, located at 200 N.
Cuyler Street that serves as its Pampa operations center, and simultaneously received payment of the relocation incentive totaling $192,000 (as specified in paragraph (a) above). On December 31, 2000 UMC had 45 full time and 2 part time employees at its Pampa operations center, and qualified for the initial incentive payment as specified in paragraph (e) above. As of March 28, 2006 UMC had 39 full time, and 7 part time employees at its Pampa operations center.

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

        The PEDC revenue is recorded in the Company's books as "other revenue".


D.    FACTORED ACCOUNTS RECEIVABLE RESERVE

      Factored Accounts Receivable Reserve - On December 28, 1999, the Company executed a $500,000 recourse factoring agreement, which may be terminated by either party with ten days notice. The agreement is secured by all of the Company's non-factored accounts receivable and was formerly personally guaranteed by the Company's Chief Executive Officer. On December 23, 2003 this personal guarantee was released by the factor. The factor has recourse against the Company and its collateral should factored invoices remain unpaid at 90 days. Interest at prime plus 2.5% is charged against the net cash deployed by the factor, which is computed as total advances to the Company less reserve in excess of 20% of the face value of the factored invoices, if any. The company receives a maximum advance of 80% for each invoice sold. Upon payment in full of the invoice by the customer to the factor, the Company then has access to the remaining 20% net of interest and fees. The Company did not factor any invoices after the first quarter of 2004, and had no outstanding factored invoices at December 31, 2005.

                                                                     Year Ended December 31,
                                                           -------------------------------------------
                                                               2005            2004           2003
                                                           ------------    ------------   ------------
      Proceeds received.................................   $          0    $          0   $  2,224,000

      Uncollected balance at year end...................   $          0    $          0   $          0

E.    COMMITMENTS

     The Company entered into a maintenance agreement on certain equipment used in processing collection letters in 2002 that requires monthly payments through 2007. In October of 2004, the Company extended the lease of office space until September 2006. In December of 2004, the Company entered into an agreement that requires the Company to purchase software licenses in 2005 for use in 2006. In December 2005, the Company entered an operating lease for a corporate apartment through 2006.
     The following table sets forth UMC's contractual obligations, including operating leases, maintenance agreements and purchase agreements at December 31, 2005, for the periods shown:

                                                      Within
       Contractual Obligations            Total       1 Year      2-3 Years   Thereafter
-------------------------------------  ----------   ----------   ----------   ----------
Operating leases.....................      13,950       13,950         --           --
Maintenance agreement................      11,235        6,420        4,815         --

Purchase commitments.................      39,500       39,500         --           --
                                       ----------   ----------   ----------   ----------
Total contractual cash obligations...  $   64,685   $   59,870   $    4,815   $     --
                                       ==========   ==========   ==========   ==========


F.    PROPERTY AND EQUIPMENT / ASSETS UNDER CAPITAL LEASES

At December 31, 2005 property, equipment and software consisted of the following:
                                                                 Capital
                                                 Purchased        Lease          Total
                                                -----------    -----------    -----------
Building and improvements ...................   $   202,198    $      --      $   202,198
Equipment ...................................       363,231        308,286        671,517
Software systems ............................       248,101           --          248,101
Furniture and fixtures ......................       128,386           --          128,386
Automobiles .................................        72,324           --           72,324
                                                -----------    -----------    -----------
     Gross property and equipment ...........     1,014,240        308,286      1,322,526
Accumulated depreciation and amortization ...      (657,552)      (179,550)      (837,102)
                                                -----------    -----------    -----------
     Net property and equipment .............   $   356,688    $   128,736    $   485,424
                                                ===========    ===========    ===========

At December 31, 2004 property, equipment and software consisted of the following:
                                                                 Capital
                                                 Purchased        Lease          Total
                                                -----------    -----------    -----------
Building and improvements ...................   $   197,198    $      --      $   197,198
Equipment ...................................       779,494        436,930      1,216,424
Software systems ............................       337,470           --          337,470
Furniture and fixtures ......................       131,255           --          131,255
Automobiles .................................        94,152           --           94,152
                                                -----------    -----------    -----------
     Gross property and equipment ...........     1,539,569        436,930      1,976,499
Accumulated depreciation and amortization ...    (1,121,802)      (270,354)    (1,392,156)
                                                -----------    -----------    -----------
     Net property and equipment .............   $   417,767    $   166,576    $   584,343
                                                ===========    ===========    ===========

      Depreciation expense related to property and equipment was $81,581, $87,690 and $67,722 during 2005, 2004 and 2003, respectively. Amortization expense relative to assets under capital leases was $37,840, $38,238 and $22,710 during 2005, 2004 and 2003, respectively. Amortization expense relative to purchased and developed software was $47,523, $39,718 and $18,621 during 2005, 2004 and 2003, respectively.


G.    CAPITAL LEASE OBLIGATIONS

      On July 28, 2003, the Company leased a new telephone switch and related equipment for a term of 60 months. The lease provides for a $1 purchase option at the end of the lease term.

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

At December 31, the remaining capital lease obligations are as follows:
                                                                                     2005          2004
                                                                                  ----------    ----------
9.5% lease related to electronic medical record storage equipment
 maturing in 2006 .....................................................           $    2,126    $   14,001

15.0% lease related to mail processing equipment maturing in 2007 .....               18,083        25,816

8.0% lease related to telephone equipment maturing in 2008 ............               81,388       107,316
                                                                                  ----------    ----------
         Total capital lease obligations ..............................              101,597       147,133
   Less current portion of capital lease obligations ..................              (38,420)      (43,117)
                                                                                  ----------    ----------
   Long-term capital lease obligations ................................           $   63,177    $  104,016
                                                                                  ==========    ==========

As of December 31, 2005, total lease payments due under capital leases are as follows:
Year ending December 31:
   2006 ...............................................................                         $   49,640
   2007 ...............................................................                         $   44,262
   2008 ...............................................................                         $   23,028
                                                                                                ----------
   Total lease payments ...............................................                         $  116,930
                                                                                                ----------
   Less amount representing interest ..................................                         $  (15,333)
                                                                                                ----------
   Principal amount of net lease payments .............................                         $  101,597
                                                                                                ==========

      Interest expense on capital lease obligations was $14,745, $19,490 and $12,261 during 2005, 2004 and 2003, respectively.





H.    NOTES PAYABLE

      Notes payable at December 31, consists of the following:                       2005          2004
                                                                                  ----------    ----------

Bank line of credit, interest at prime plus 6.75% per annum,
     (14% at December 31, 2005) monthly installments of
     accrued interest, unsecured, no maturity date specified ..................   $   98,120    $   99,000

Bank line of credit, interest at prime plus 2% per annum,
     (9.25% at December 31, 2005) monthly installments of $1,000
     plus accrued interest, unsecured, matures November 19, 2011 ..............   $   99,014    $  100,000

Installment loan, interest at 1.02% per annum, monthly installments of $341 including interest, matures December 31, 2007, secured
     by accounting software ...................................................   $    8,435    $   12,093

Bank loan, interest at 6.25% per annum, monthly installments of $375 including interest, matures February 28, 2006, secured
     by a 2000 Honda Accord ...................................................   $      743    $    5,040

Bank loan, interest at 6.25% per annum, monthly installments of $314 including interest, matures December 26, 2005, secured
     by a 2000 Toyota Camry ...................................................   $     --      $    3,645

Bank loan, interest at 7.0% per annum, monthly installments of $335 including interest, matures December 26, 2005, secured
     by a 2000 Toyota Camry ...................................................   $     --      $    3,867

Bank loan, interest at 6.5% per annum, monthly installments of $628 including interest, matures July 10, 2005, secured
     by a 2002 Toyota Camry ...................................................   $     --      $    4,193

Real estate lien note, interest at prime plus 1/2% per annum (7.75%
     at December 31, 2005), monthly installments of $1,322
     including interest, matures August 20, 2020, secured
     by land and building .....................................................       22,609        47,707
                                                                                  ----------    ----------
     Total notes payable ......................................................      228,921       275,545
        Less current portion of notes payable .................................     (129,809)     (144,404)
                                                                                  ----------    ----------
        Long term notes payable ...............................................   $   99,112    $  131,141
                                                                                  ==========    ==========

Real estate lien note is guaranteed by PEDC. Guaranteed amounts are $22,609 and $47,707 for years ending December 31, 2005 and 2004, respectively.

As of December 31, 2005, future maturities of notes payable were as follows:
Year ending December 31:
   2006...........................................................   $   129,809
   2007...........................................................        23,756
   2008...........................................................        12,341
   2009...........................................................        12,000
   2010...........................................................        12,000
   Thereafter.....................................................        39,015
                                                                     -----------
   Total..........................................................   $   228,921
                                                                     ===========

I.    INCOME TAXES

      Deferred tax expense (benefit) of ($41,750), $23,750 and $18,000 was recorded for years ended December 31, 2005, 2004 and 2003, respectively. The Company utilized NOL carryforwards to offset taxable income in 2004 and 2003.

      SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Prior to 2003, UMC recorded a valuation allowance equal to 100% of its net deferred tax assets due to the uncertainty of the benefit being realized. At December 31, 2003, due to the Company's consistent profitability for the three previous years, and management's projection of profitability in 2004, it appeared more likely than not that a portion of the future benefit remaining in the Company's NOLs would be realized. Due to the loss of business from UMC's largest customer, management believed it most reasonable to record only one year of projected benefit in 2003, and to re-evaluate this approach each year. The Company reduced its valuation allowance and recorded an income tax benefit for 2004 and 2003 of $23,750 and $18,000, respectively. Based on the Company's 2005 loss and the uncertainty of the 2006 projected taxable income at December 31, 2005, management has fully reserved the deferred tax asset recorded in 2003 and 2004. The tax effects of temporary differences and NOLs that give rise to the net deferred tax asset at December 31 are as follows:

Deferred tax assets:                                2005          2004
                                                -----------    -----------
      Net operating tax loss carryforward....   $ 2,724,100    $ 3,778,000
      Accrued liabilities ...................        16,200         28,000
      Property and equipment ................       (14,300)       (21,600)
      Accounts receivable ...................           700         22,200
      Valuation allowance ...................    (2,726,700)    (3,764,850)
                                                -----------    -----------
         Net deferred tax assets ............   $      --      $    41,750
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

      The difference between the Company's tax expense or benefit and the amount that would be expected to be recorded based on the statutory rate of 34% is as follows:

                                                                          Years December 31,
                                                              -----------------------------------------
                                                                  2005           2004           2003
                                                              -----------    -----------    -----------
Expected income tax expense (benefit) at statutory rate ...   $   (20,361)   $   106,778    $    91,919

Effect of graduated tax rates and use (loss) of NOL .......     1,100,261       (106,778)       (91,919)

Effect of change in valuation allowance for deferred
 tax asset ................................................    (1,038,150)       (23,750)       (18,000)
                                                              -----------    -----------    -----------

Tax expense  (benefit) ....................................   $    41,750    $   (23,750)   $   (18,000)
                                                              ===========    ===========    ===========

J.    STOCKHOLDERS' EQUITY

      At December 31, 2005, there were 5,000,000 shares of 10% cumulative preferred stock, par value $0.01 authorized but not issued. The preferred stock may be issued in series and include rights and preferences as designated by the Company's board of directors.

      The Company has outstanding warrants and options as described in Notes K and L. There were 6,295,000 shares of Common Stock reserved for issuance for outstanding warrants and options at December 31, 2005.

K.    WARRANTS

      Effective June 1, 2005, warrants to purchase a total of 4 million shares of UMC Common Stock at $0.06 per share were issued to an Independent Sales Agent ("ISA"). The Stock Purchase Warrant ("SPW") entitles the ISA to apply up to 50% of commissions earned under the Sales Agent Agreement toward the exercise price of shares to be purchased under the SPW. The term of the SPW is exercisable from June 1, 2005 until June 1, 2008. No warrants were exercised during 2005. As of March 31, 2006, no contracts have been sold by the ISA.

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

      On April 1, 1997, warrants to purchase 1,200,000 shares of UMC Common Stock at $0.08 per share were issued to three directors of UMC with each director receiving a warrant for 400,000 shares. These warrants are 100% vested as of December 31, 2003. These warrants expire on the earlier of (a) March 31, 2007, (b) the date on which the Director's services are terminated for cause,
(c) three months after the expiration of the Director's term, resignation from the Board of Directors, or termination of the Director due to the sale of the Company or (d) twelve months after the services as a Director are terminated by reason of the Director's death of disability. 400,000 of these warrants expired on May 26, 2001 as a result of the resignation of one of the directors on February 26, 2001. As the result of the resignation of a second director on November 2, 2005, 400,000 of these warrants will expire on February 2, 2006. None of the 800,000 warrants had been exercised as of December 31, 2005.

      Neither the warrants nor the shares of common stock represented by these warrants have been registered under the Securities Act of 1933.

L.    OPTIONS

      At the Annual Meeting of Stockholders on August 28, 1998, the Company's stockholders approved the adoption of the 1998 Stock Option Plan (the "1998 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1998 Plan. At December 31, 2005, 80,000 options were outstanding under the 1998 Plan.

      At the Annual Meeting of Stockholders on August 14, 1995, the Company's stockholders approved the adoption of the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the 1995 Plan. At December 31, 2005, options for 717,500 shares were outstanding under the 1995 Plan.

      At the Annual Meeting of Stockholders on July 13, 1992, the Company's stockholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan"), which provides for the issuance of both "incentive" and "nonqualified" stock options. A total of 1,000,000 shares are issuable under the Plan. In addition, the Company's Third Amended and Restated 1989 Stock Option Plan (the "1989 Plan") was revised such that no more options may be granted under that plan. At December 31, 2005, options for 697,500 and 0 shares were outstanding under the 1992 and 1989 Plans, respectively.

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


      The following table summarizes activity for the years ended December 31:

                                  2005                      2004                      2003
                         -----------------------   -----------------------   -----------------------
                                       Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                                       Exercise                  Exercise                  Exercise
                           Shares        Price       Shares        Price       Shares        Price
                         ----------   ----------   ----------   ----------   ----------   ----------
Options outstanding at
      January 1,          2,241,667   $     0.04    2,291,667   $     0.04    2,610,000   $     0.04

Granted                        --           --           --           --        400,000         0.04

Exercised                      --           --           --           --         (3,333)        0.02

Canceled                   (746,667)        0.03      (50,000)        0.04     (715,000)        0.01
                         ----------   ----------   ----------   ----------   ----------   ----------

Options outstanding at
      December 31,        1,495,000         0.05    2,241,667         0.04    2,291,667         0.04
                         ==========   ==========   ==========   ==========   ==========   ==========


Options exercisable at
      December 31,        1,470,002   $     0.05    1,865,007   $     0.05    1,533,329   $     0.05
                         ==========   ==========   ==========   ==========   ==========   ==========

                                         2005                      2004                      2003
                                      ----------                ----------                ----------

 Grant-date fair value per share            --                        --                        0.04
                                      ==========                ==========                ==========

                                  Options Outstanding                       Options Exercisable
                    ----------------------------------------------     -----------------------------
                       Number          Weighted                           Number
                    Outstanding         Average         Weighted       Exercisable        Weighted
                         at            Remaining         Average            at             Average
     Range of       December 31,      Contractual       Exercise       December 31,       Exercise
Exercise Prices         2005             Life             Price            2005             Price
---------------     ------------     ------------     ------------     ------------     ------------
$0.015--- $0.04          495,000        6.1 years     $       0.02          470,002     $       0.02
$0.05 --- $0.07        1,000,000        1.1 years             0.06        1,000,000             0.06
---------------     ------------     ------------     ------------     ------------     ------------
                       1,495,000        2.7 years     $       0.05        1,470,002     $       0.05
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

      The percentage market mix of total revenue for the years ended December 31, was:

                                               2005         2004         2003
                                            ----------   ----------   ----------
      Customer A.........................          --           20           62
      Customer B.........................          --           --            1
      Customer C.........................          12           17           17
      Customer D.........................          52           20           --
      Customer E.........................          --           11           --
      Other customers....................          36           32           20
                                            ----------   ----------   ----------
                                                  100%         100%         100%
                                            ==========   ==========   ==========

      On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Registrant's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $1,119,633 and $653,088, which represented 40% and 16% of the Registrant's total revenue for the years 2005 and 2004, respectively.

      The percentage market mix of total net accounts receivable for the years ended December 31, for the customers identified above was:

                                               2005         2004
                                            ----------   ----------
      Customer A.........................          --%          --%
      Customer B.........................          --           --
      Customer C.........................           2           --
      Customer D.........................          77           81
      Customer E.........................          --            7
      Other customers....................          21           12
                                            ----------   ----------
                                                  100%         100%
                                            ==========   ==========

      As of 12/31/05, 77 percent of UMC's outstanding trade receivables were from customer D. During 2005, this customer experienced cash flow problems that resulted in the aging of its payables to UMC and began making weekly payments designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also pay down the outstanding amount. The total receivable from this customer at December 31, 2005 was $543,418 of which $170,333 was outstanding over 90 days. As of March 31, 2006, the total receivable from this customer was $484,298, and the remaining balance of invoices that were over 90 days as of December 31, 2005 was $5,654. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of December 31, 2005, no portion of the outstanding receivable from customer D was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC or a temporary cessation of payments would have a material adverse affect on the Company's cash flow and financial position.

      As of December 31, 2004 the Company had reserved $59,607 of the outstanding accounts receivable from Customer E, which represents 100% of the outstanding receivable balance from Customer E as of December 31, 2004. On October 30, 2004 the Company received a letter from Customer E alleging that UMC had failed in its contractual obligations in regards to the accounts receivable management services provided to the Customer. It is management's opinion that the customer's allegations had no merit, and were simply an attempt to persuade UMC to discount its invoices due from the customer. UMC management decided to write-off the reserved accounts receivable from the customer instead of incurring the costs and associated risks of litigation.

N.    RELATED PARTY TRANSACTIONS

      For the year ended December 31, 2005, the Company paid $15,453 in commissions for new business introduction to a corporation of which the majority shareholder is a non-employee Director of UMC. This commission was paid pursuant to a contract with the corporation in which UMC agrees to pay said corporation a percentage of the fees billed and collected from any new customers sold by or with the assistance of the corporation. The commission will be 10 percent during the first year of a contract with a given customer, 6 percent during the second contract year, and 4 percent thereafter.

O.    SEGMENT REPORTING

      The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      UMC is organized based upon functional differences in services provided to customers. UMC provides medical insurance claims processing, medical accounts receivable management, claims coding services, electronic medical record storage services, early stage patient balance collection services and other healthcare related ancillary services. UMY provides bad debt and secondary account collection agency services to the health care industry. UMC and UMY are aggregated into one reportable health care Business Office Services segment based on the similarity of the nature of the medical claim or account collection services, nature of the information technology and human resource production process and service delivery methodologies, as well as the predominantly health care industry customer base of both UMC and UMY.


P.    QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 First         Second           Third          Fourth
                                                Quarter        Quarter         Quarter        Quarter
                                             ------------   ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 2005
     Total revenues ......................   $    822,459   $    692,862    $    643,991    $    634,411
     Net income ..........................         15,340        (85,309)        (36,255)          4,589
     Net income per common share:
                      Basic ..............   $     0.0005   $    (0.0028)   $    (0.0012)   $     0.0002
                      Diluted ............         0.0005        (0.0028)        (0.0012)         0.0002
     Weighted average number of common
     share outstanding:
                      Basic ..............     30,668,550     30,668,550      30,668,550      30,669,637
                      Diluted ............     31,418,090     30,668,550      30,668,550      31,101,649


YEAR ENDED DECEMBER 31, 2004
     Total revenues ......................   $  1,093,470   $  1,242,991    $    952,456    $    810,088
     Net income ..........................         87,177        217,145          21,075          12,406
     Net income per common share:
                      Basic ..............   $     0.0029   $     0.0074    $     0.0006    $     0.0003
                      Diluted ............         0.0028         0.0071          0.0006          0.0003
     Weighted average number of common
     share outstanding:
                      Basic ..............     29,213,550     29,213,550      30,713,550      30,713,550
                      Diluted ............     30,655,568     31,416,308      31,301,144      31,486,079



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
United Medicorp, Inc.

     We have audited the accompanying consolidated balance sheet of United Medicorp, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures made in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company lost several significant customer contracts during the last two years and has incurred a net loss of $101,635 for the year ended December 31, 2005. This condition, among others described in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from this uncertainty.


/s/ KBA Group LLP
--------------------------------------------------------------------------------
KBA Group LLP

Dallas, Texas
March 15, 2006

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



Hein & Associates LLP

March 11, 2005
Dallas, Texas


                              UNITED MEDICORP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2005, 2004 and 2003


                                               Balance
                                                 at                                      Balance
                                              beginning                                    at
                                                 of                                      end of
Description                                     year        Additions    Deductions       Year
-----------                                  ----------    ----------    ----------    ----------
                                                                            (1)
YEAR ENDED DECEMBER 31, 2005
     Allowance for doubtful accounts......   $   60,024    $     --      $  (58,323)   $    1,701

YEAR ENDED DECEMBER 31, 2004
     Allowance for doubtful accounts......   $      417    $   59,607    $     --      $   60,024

YEAR ENDED DECEMBER 31, 2003
     Allowance for doubtful accounts......   $      504    $     --      $      (90)   $      417


--------------------
(1)    Represents write-off of uncollectible trade receivables.