Form 10-Q
period 2006-03-31
UNITED MEDICORP INC
filed 2006-05-15
CIK 831460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exhange Act. (Check one):

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes [   ]   No [ X ]

As of May 4, 2006, there were outstanding 30,768,550 shares of Common Stock, $0.01 par value.

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2006 and
               December 31, 2005...........................................    1

          Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 2006 and 2005..................    2

          Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2006 and 2005..................    3

          Notes to the Condensed Consolidated Financial Statements.........    4

ITEM 1A.  Risk Factors.....................................................    6

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............    8

ITEM 3.   Quantitative and Qualitative Disclosures
               About Market Risk...........................................   19

ITEM 4.   Controls and Procedures..........................................   19

                        PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................   19
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   19
ITEM 3.   Defaults Upon Senior Securities..................................   19
ITEM 4.   Submission of Matters to a Vote of Security Holders..............   19
ITEM 5.   Other Information................................................   19
ITEM 6.   Exhibits.........................................................   19

Signatures.................................................................   20


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                         March 31,     December 31,
                                                                           2006            2005
                                                                       ------------    ------------
                            ASSETS

Current assets:
      Cash and cash equivalents ....................................   $    109,956    $    179,613
      Restricted cash ..............................................         12,982          11,805
      Accounts receivable, net of allowance for doubtful accounts
         of $151 and $1,701 ........................................        656,351         719,968
      Prepaid expenses and other current assets ....................         61,238          63,736
                                                                       ------------    ------------
Total current assets ...............................................        840,527         975,122
Property and equipment, net of accumulated depreciation of $526,697
      and $508,348, respectively ...................................        242,798         257,792
Developed and purchased software, net of accumulated amortization of
      $161,654 and $149,205, respectively ..........................        102,287          98,896
Assets under capital leases, net of accumulated amortization of
      $189,010 and $179,550, respectively ..........................        119,276         128,736
Other non-current assets ...........................................          1,458           1,458
                                                                       ------------    ------------
Total assets .......................................................      1,306,346       1,462,004
                                                                       ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations .................         37,347          38,420
      Current portion of  notes payable ............................        126,851         129,809
      Trade accounts payable .......................................         55,442          90,973
      Payable to clients ...........................................          3,300           3,212
      Accrued professional fees ....................................          8,293           1,023
      Accrued payroll and benefits .................................         92,346         104,068
      Accrued expenses - Allied Health Options .....................          1,751           1,921
      Deferred revenue .............................................         24,500           6,500
      Accrued expenses other .......................................         29,193          24,422
                                                                       ------------    ------------
Total current liabilities ..........................................        379,023         400,348
Long-term capital lease obligations ................................         52,858          63,178
Long-term notes payable, excluding current portion .................         93,748          99,112
Deferred revenue - Pampa Economic Development Corporation ..........         72,000          72,000
                                                                       ------------    ------------
Total liabilities ..................................................        597,629         634,638
                                                                       ------------    ------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued ..................           --              --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,119,097 shares issued ..................................        311,191         311,191
      Less treasury stock at cost, 350,547 shares ..................       (223,456)       (223,456)
      Additional paid-in capital ...................................     18,804,271      18,804,271
      Accumulated deficit ..........................................    (18,183,289)    (18,064,640)
                                                                       ------------    ------------
         Total stockholders' equity ................................        708,717         827,366
                                                                       ------------    ------------
         Total liabilities and stockholders' equity ................   $  1,306,346    $  1,462,004
                                                                       ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

                      UNITED MEDICORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      2006            2005
                                                  ------------    ------------
Revenues:
      Billing and collection services .........   $    457,323    $    741,955
      Coding services .........................         52,571          63,891
      Other revenues ..........................         12,522          16,613
                                                  ------------    ------------
         Total revenues .......................        522,416         822,459

Expenses:
      Wages and benefits ......................        413,076         501,839
      Other selling, general and administrative        130,221         197,325
      Office, vehicle and equipment rental ....          5,379           3,572
      Depreciation and amortization ...........         40,258          41,185
      Professional fees .......................         49,203          47,569
      Interest, net ...........................          2,946           5,110
      Provision for doubtful accounts and notes            (18)         10,519
                                                  ------------    ------------

      Total expenses ..........................        641,065         807,119
                                                  ------------    ------------

Net (loss) income .............................   $   (118,649)   $     15,340
                                                  ============    ============

Basic earnings per common share:

      Net (loss) income .......................   $     (.0039)   $      .0005
                                                  ============    ============

Weighted average shares outstanding ...........     30,768,550      30,668,550

Diluted earnings per common share:

      Net (loss) income .......................   $     (.0039)   $      .0005
                                                  ============    ============

Weighted average shares outstanding ...........     30,768,550      31,418,090





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements


                      UNITED MEDICORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2006           2005
                                                                    -----------    -----------
Cash flows from operating activities:
      Net (loss) income .........................................   $  (118,649)   $    15,340
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation of fixed assets ......................        30,798         31,725
              Amortization of assets under capital leases .......         9,460          9,460
              Provision for doubtful accounts ...................           (17)        10,519
         Changes in assets and liabilities:
              Restricted cash ...................................        (1,177)       (70,127)
              Accounts receivable ...............................        63,635        (49,226)
              Prepaid expenses and other assets .................         2,497          3,322
              Accounts payable ..................................       (35,531)         2,808
              Payable to clients ................................            88         76,599
              Accrued liabilities ...............................           149        (22,763)
              Deferred revenue ..................................        18,000           --
                                                                    -----------    -----------

Net cash (used) provided by operating activities ................       (30,747)         7,657

Cash flows from investing activities:
      Purchase of equipment and software ........................        (3,356)       (14,517)
      Capitalized software development ..........................       (15,840)       (20,879)
                                                                    -----------    -----------
Net cash used in investing activities ...........................       (19,196)       (35,396)
                                                                    -----------    -----------

Cash flows from financing activities:
      Repayment of capital lease obligations ....................       (11,392)       (10,969)
      Repayment of notes ........................................        (8,322)        (9,683)
                                                                    -----------    -----------
Net cash used in financing activities ...........................       (19,714)       (20,652)
                                                                    -----------    -----------
Change in cash and cash equivalents .............................       (69,657)       (48,391)
Cash and cash equivalents at beginning of period ................       179,613        263,640
                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................   $   109,956    $   215,249
                                                                    ===========    ===========

Supplemental disclosures:
Cash paid for interest ..........................................   $     8,769    $     5,110





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiary, United Moneycorp. Inc. ("UMY"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 included in the Company's Form 10-K.

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

                           SOFTWARE DEVELOPMENT COSTS

         The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first quarter of 2006, the Company capitalized $15,840 in costs incurred for new internal software development that was in the application development stage.

                            STOCK-BASED COMPENSATION

      On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. The adoption of SFAS 123R had no material impact on the Company's consolidated financial statements as of and for the three months ended March 31, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

      Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. The Company had three grants of options outstanding at the beginning of the period ended March 31, 2006 that were still vesting. One grant was forfeited during the quarter; one grant fully vested and the other grant continued to vest. The Black-Scholes calculation for stock-based compensation expense was $80 during the first quarter of 2006. The aggregate intrinsic value of the 1,260,000 stock options outstanding at March 31, 2006 totaled approximately $2,000 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of UMC's common stock that were in-the-money at March 31, 2006.

      Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. Had the Company determined compensation for the period ended March 31, 2005 based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, net income and net income per share would not have significantly differed from reported net income.

                               REVENUE RECOGNITION

       The Company's billing and collection services revenue is recognized upon receipt by the customer of payment from a third party payor or guarantor of a patient's account and upon notification by the customer to the Company that such payment has been received, or upon receipt of such payment by UMC. Coding service revenue is recognized when the services are performed. Electronic Medical Records Storage revenue is recognized when records are scanned into the UMC coding website. Chargemaster revenue is billed in three installments; the first installment is due at the execution of the contract; the second and third installments are due 45 days and 90 days from the execution date. However, most of the revenue from the Chargemaster service is recognized as the work is performed, with a portion being reserved for quarterly maintenance.

      ITEM 1A - RISK FACTORS


                        ACCOUNTS RECEIVABLE CONCENTRATION

         The following table shows the concentration of total accounts receivable at March 31, 2006 and December 31, 2005.

                                                         03/31/06     12/31/05
                                                        ----------   ----------
      Customer A.....................................          76%          77%
      Other customers................................          24           23
                                                        ----------   ----------
                                                              100%         100%
                                                        ==========   ==========

         As of March 31, 2006, 76 percent of UMC's outstanding trade receivables were from Customer A. During 2004 and 2005, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. The total receivable from this customer at December 31, 2005 was $543,418 of which $170,333 was outstanding over 90 days or greater. As of March 31, 2006, the total receivable from this customer was $488,862 of which $138,710 was outstanding 90 days. Management believes that this customer's cash flow has improved, and that the customer will be able to meet all of its obligations to UMC. As of March 31, 2006, no portion of the outstanding receivable from Customer A was reserved. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. A default by this customer on its obligations to UMC would have a material adverse effect on the Company's cash flow and financial position.

                          LOSS OF SIGNIFICANT CUSTOMERS

     On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Registrant's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $239,000 and $292,000, which represented 46% and 36% of the Registrant's total revenue for the first quarter of 2005 and 2006, respectively. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $1,119,633 and $653,088, which represented 40% and 16% of the Registrant's total revenue for the years 2005 and 2004, respectively.

     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital plans to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believes that the hospital's staff will be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $5,000 and $195,000, which represented 1% and 24% of total revenue for the first quarter of 2006 and 2005, respectively. The cancelled portions of this contract provided revenue of $662,000 and $629,000, which represented 16% and 16% of total revenue for the years 2004 and 2003, respectively.

                                  GOING CONCERN

         As described above under LOSS OF SIGNIFICANT CUSTOMERS, the Company has suffered the loss of several significant customer contracts during the last two years. In addition, the Company has not been successful in completing the sale of new contracts sufficient to replace all or at least a significant portion of the revenues lost. The Company generated a net loss of $118,649 for the first quarter of 2006 and a net loss of $101,635 for the year 2005, and is projecting a net loss for the second quarter of 2006. Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. It is possible that the Company will need to raise additional capital during 2006 to satisfy working capital and debt service requirements. There is no assurance that the Company will be able to raise the amount of debt or equity capital that may be required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue strategic options that it might otherwise not have considered desirable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Management has implemented several actions to improve the financial performance of the Company. The Company has reduced staff aggressively to control expenses, reduced the hours worked by hourly employees by 10%, reduced the pay of salaried employees by 10%, reduced the pay of its CEO by 20%, and suspended the Paid Time Off benefit. The Company's telecommunications resources have been restructured to reduce cost. On February 17, 2006, the Company released its Vice President of Sales & Marketing; on March 30, the Company hired a new Director of Sales & Marketing. The Company has invested about $21,500 in sales and legal costs and a significant amount of management time in its efforts to enter the healthcare debt purchasing market. These efforts are still in progress, and there can be no assurance that the Company will be successful in completing new sales in this market, or that the revenues derived from debt purchasing will yield operating profits in the future. In addition, there can be no assurance that the Company will be able to obtain funding with which to engage in debt purchasing should the Company's efforts to complete the sale of these services be successful.

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


                                              CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                     2006                   2005                                2004                           2003
                   -------  ---------------------------------   ----------------------------------  -------------------------
                   Quarter                Quarter                             Quarter                        Quarter
                   -------  ---------------------------------   ----------------------------------  -------------------------
                    First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
  Claims Mgmt
----------------
Number of Claims
 Accepted for
  Processing:
    Ongoing          7,376   15,679   16,651   19,422   24,667   21,674   21,772   26,250   36,869   36,740   42,001   31,282
    Backlog           --       --       --       --       --       --       --      1,588     --       --       --       --
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total           7,376   15,679   16,651   19,422   24,667   21,674   21,772   27,838   36,869   36,740   42,001   31,282
Gross $ Amount
   of Claims
 Accepted for
  Processing
   (000's):
    Ongoing         22,564   37,141   36,999   39,828   53,700   51,753   56,806   84,830   34,232   40,723   36,662   24,272
    Backlog           --       --       --       --       --       --       --      4,733     --       --       --       --
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total          22,564   37,141   36,999   39,828   53,700   51,753   56,806   89,563   34,232   40,723   36,662   24,272

 Collection $
    (000's)
    Ongoing          9,555   11,499   11,001   13,153   15,912   14,604   18,806   20,635    8,780    7,897    6,923    6,098
    Backlog           --       --       --       --         71      156      330        4     --       --       --       --
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total           9,555   11,499   11,001   13,153   15,983   14,760   19,136   20,639    8,780    7,897    6,923    6,098

  Fees Earned
    (000's)
    Ongoing           253      301      312      391      472      496      586      830      560      522      500      448
    Backlog          --       --       --       --          2        4        9     --       --       --       --       --
                   ------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
     Total            253      301      312      391      474      500      595      830      560      522      500      448

 Average Fee %
    Ongoing          2.6%     2.6%     2.8%     3.0%     3.4%     3.1%     4.0%     6.4%     6.6%     7.2%     7.3%     8.6%
    Backlog           --%      --%      --%      --%     2.8%     2.8%     2.5%     2.7%      --%      --%      --%      --%

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

                                       COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                     2006                   2005                                2004                           2003
                   -------  ---------------------------------   ----------------------------------  -------------------------
                   Quarter                Quarter                             Quarter                        Quarter
                   -------  ---------------------------------   ----------------------------------  -------------------------
                    First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
      UMY
-----------------
    Number of
Accounts Accepted
 for Collection:
    (000's)
   Early out        25,889   29,367   35,614   36,057   36,936   33,274   34,364   43,803   37,828   37,336   34,601   24,330
   Bad debt          6,220    8,279   32,281   24,002   13,949   12,728   24,677   22,268   21,728   38,092   27,390   15,448
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total           32,109   37,646   67,895   60,059   50,885   46,002   59,041   66,071   59,556   75,428   61,991   39,778
Gross $ Amount
 of  Accounts
 Accepted for
  Collection
    (000's)
   Early out        31,710   35,946   39,793   40,832   35,915   36,427   36,683   50,768   38,110   32,808   30,561   17,897
   Bad debt          4,406    5,610   19,218    9,146   12,507    6,839   10,242    3,598   14,067   24,693   16,993   12,379
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total           36,116   41,556   59,011   49,978   48,422   43,266   46,925   54,366   52,177   57,501   47,554   30,276
 Collection $
    (000's)
   Early out         1,967    2,291    2,307    2,342    2,072    2,048    2,363    2,456    2,679    2,535    1,862    1,105
   Bad debt            258      313      293      221      250      264      288      618    1,140    1,301    1,283    1,074
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total            2,225    2,604    2,600    2,563    2,322    2,312    2,651    3,074    3,819    3,836    3,145    2,179

  Fees Earned
    (000's)
   Early out            142     170      170      174      172      150      186      191      222      202      182      132
   Bad debt             64       76       69       55       61       65       66      143      241      279      279      226
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total              206      246      239      229      233      215      252      334      463      481      461      358

Average Fee %
   Early out          7.2%     7.4%     7.4%     7.4%     8.3%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%    11.9%
   Bad debt          24.8%    24.3%    23.5%    24.9%    24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%    21.0%

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

                                       CODING SERVICES - OFF-SITE PROCESSING VOLUME

                     2006                   2005                                2004                           2003
                   -------  ---------------------------------   ----------------------------------  -------------------------
                   Quarter                Quarter                             Quarter                        Quarter
                   -------  ---------------------------------   ----------------------------------  -------------------------
                    First    Fourth   Third    Second   First    Fourth   Third    Second   First    Fourth   Third    Second
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Collection Svcs
---------------
   Number of
Claims Accepted
 for Coding:
   Inpatient           946    1,052      706      953    1,221      543      604      602      832      303      177      213
   Outpatient        1,233      780      809    1,164      820      633    1,657      780      699    1,007      734      761
                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
    Total            2,179    1,832    1,515    2,117    2,041    1,176    2,261    1,382    1,531    1,310      911      974

  Fees Earned
    (000's)
   Combined             25       22       18       23       32       18       25       22       27       20       17       18

     UMC prices its off-site coding services according to the types of claims coded. In general, inpatient claims are more complex than outpatient claims, and are priced higher accordingly.

                          LOSS OF SIGNIFICANT CUSTOMERS

     On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Registrant's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $239,000 and $292,000, which represented 46% and 36% of the Registrant's total revenue for the first quarter of 2005 and 2006, respectively. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $1,119,633 and $653,088, which represented 40% and 16% of the Registrant's total revenue for the years 2005 and 2004, respectively.

     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital plans to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believes that the hospital's staff will be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $5,000 and $195,000, which represented 1% and 24% of total revenue for the first quarter of 2006 and 2005, respectively. The cancelled portions of this contract provided revenue of $662,000 and $629,000, which represented 16% and 16% of total revenue for the years 2004 and 2003, respectively.

                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

         During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $53,000 and $64,000 during the first quarter of 2006 and 2005, respectively. For the years 2005 and 2004, this division generated revenue of $222,000 and $224,000, respectively.

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

o From 2000 to 2006 the annual budget for UMC's sales and marketing department has increased from $0 to $175,000. The Company's actual expenses for sales and marketing were $40,000 and $63,000 during the first quarter of 2006 and 2005, respectively. The actual expenses for sales and marketing were $271,000 and $293,000 for the years 2005 and 2004, respectively.

      With the loss of the PHS and LHH contracts in 2004, the loss of the BSH contract in 2005, and the loss of the MRMC billing contract in 2006, the Company will face a significant challenge in 2006 to maintain the level of revenue that it produced in 2005. Management's forecast of revenue for 2006 from the Company's existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation is $2,162,000. The difference between this forecast and total 2005 revenue will have to be made up from new sales of services to new and existing customers.

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

                              RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of revenues:

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------

   Revenue............................................     100.0%       100.0%
                                                        ----------   ----------

     Wages and benefits...............................      79.1         61.0
     Selling, general and administrative..............      24.9         24.0
     Office, vehicle and equipment rental.............       1.0           .4
     Depreciation and amortization....................       7.7          5.0
     Professional fees................................       9.4          5.8
     Interest, net....................................        .6           .6
     Provision for doubtful accounts..................        --          1.3
                                                        ----------   ----------
     Total expenses...................................     122.7         98.1
                                                        ----------   ----------
     Net income (loss) ...............................     (22.7%)        1.9%
                                                        ==========   ==========


Comparison of the Quarter Ended March 31, 2006 to the Quarter Ended March 31,
2005

       Revenues decreased $300,000, or 36% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $239,000 in the current quarter decreased by $232,000 compared to the same quarter in 2005 primarily as a result of the discontinuation of two ongoing accounts receivable management service contracts during 2005 and 2006. These contracts provided combined revenue of $239,000 and $471,000 during the first quarter of 2006 and 2005, respectively.

     In March 2005, UMC received notice from Brownsville Surgical Hospital ("BSH") that the Company's ongoing accounts receivable management service contract with this customer would terminate on April 15, 2005. According to BSH management the contract with UMC was being terminated in order to bring the claims billing and follow up, coding and early out self pay collection functions in house, which they believed would result in cost savings to the hospital. BSH management expressed their appreciation to UMC for the quality of service provided to the hospital during its start up and the first four years of the hospital's operations. UMC continued to receive placements of new business from BSH through April 18, 2005. Revenue from this contract ramped down rapidly during the second quarter of 2005. This contract provided ongoing accounts receivable management service revenue of $0 and $177,000 which represented 0% and 22% of UMC's total revenue for the first quarter of 2006 and 2005, respectively.

     On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Registrant's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Registrant from Claims Billing Services provided to MRMC were $239,000 and $292,000, which represented 46% and 36% of the Registrant's total revenue for the first quarter of 2006 and 2005, respectively.

o Collection Agency Services revenue of $218,000 in the current quarter decreased by $50,000 compared to the same quarter of 2005, due primarily to the loss of the Citizens Medical Center contract in October of 2005. This contract produced revenue of $6,000 and $40,000 during the first quarter of 2006 and 2005 respectively. Also, ongoing revenue from Marshall Regional Medical Center decreased from $80,000 to $65,000 during the first quarter of 2005 and 2006 respectively.

o Coding Services revenue of $53,000 during the current quarter decreased by $11,000 compared to same quarter of 2005, due primarily to the loss of ongoing business from the first quarter 2005, which is partially offset by the new Chargemaster sales during the first quarter of 2006 of $24,000.

o Other Revenue of $13,000 in the current quarter decreased by $4,000 compared to the first quarter of 2005. Other income in the current quarter consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC") of $12,000; consulting fees of $700. Other income during the first quarter of 2005 consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC") of $13,000; consulting fees of $1,100.

     Wages and benefits expense decreased $89,000 or 17% due primarily to decreased headcount. During the first quarter of 2006, the Company's headcount averaged 40 full time employees and 8 part time employees, compared to an average headcount of 65 full time employees and 8 part time employees during the first quarter of 2005. Wage and salary expense was $321,000 during the first quarter of 2006 compared to $383,000 during the first quarter of 2005. Payroll tax expense and employee benefit costs were $86,000 during the first quarter of 2006 compared to $103,000 during the first quarter of 2005. Bonus expense also decreased from $16,000 in the first quarter of 2005 to $6,000 in the first quarter of 2006.

     Selling, general and administrative expense decreased $67,000 or 34% mainly due to headcount reductions and other cost saving tactics. The primary reductions are commissions, $14,000; marketing and advertising, $12,000; postage, $8,000; taxes and insurance, $7,000; travel, $6,000; system usage, $5,000; office supplies, $5,000; employee training, $4,000. The decrease in advertising and marketing expense was the result of costs associated with a direct mail advertising campaign, and the development of product brochures for distribution at trade shows during the first quarter of 2005. Employee training costs decreased from $7,000 in the first quarter of 2005 to $3,000 in the first quarter of 2006 primarily as a result of coding and management training courses attended by certain UMC employees during the first quarter of 2005. The decrease in travel expense was primarily the result of securing corporate apartments in Pampa, Texas for the Company's CEO and Vice President of Operations which eliminated the use of hotel rooms for their lodging.

     Office, vehicle and equipment rental expense increased $2,000 or 51% due to the securing of two corporate apartments for the Company's CEO and VP of Operations in the first quarter of 2006.

     Depreciation and amortization expense decreased $925 or 2% during the first quarter of 2006 as compared to the first quarter of 2005 due to some assets becoming fully depreciated.

     Professional fees expense increased $2,000 or 4% due primarily to an increase in audit fees, which was offset by a decrease in legal and director fees in the first quarter of 2006. Audit fees of $35,000 were fully expensed in the first quarter of 2006 as a result of a change in audit fee accrual procedure of the Company compared to the quarterly accrual of $8,000 for audit fees in the first quarter of 2005. Director fees were $2,000 in the first quarter 2006 compared to $8,000 in the first quarter of 2005. Legal fees of $24,000 were incurred during the first quarter of 2005 for a personnel-related issue and there were $2,000 of legal fees incurred during the first quarter of 2006.

     Interest expense decreased $2,000 or 42% due to the reduction of the principal balances of notes payable and capital lease obligations.

     Provision for doubtful account decreased by $11,000 as a result of receivables reserved during the first quarter of 2005. The Company did not reserve any receivables during the first quarter of 2006.

                         Liquidity and Capital Resources

     At March 31, 2006, the Company's liquid assets, consisting of cash, totaled $110,000 compared to cash of $180,000 at December 31, 2005. Working capital was $462,000 at March 31, 2006 compared to working capital of $575,000 at December 31, 2005.

     Operating activities during the current quarter expended cash of $31,000 compared to providing cash of $8,000 during the same period of 2005.

     Cash of $3,000 was expended on investing activities during the current quarter for the purchase of computer equipment, and $16,000 was expended for new internal software development during the first quarter of 2006. The Company expended cash of $14,000 for the purchase of equipment and $21,000 for new internal software development during the same period of 2005.

     Financing activities during the current quarter used cash of $20,000 and consisted of principal payments totaling $8,000 for notes payable plus principal payments on capital lease obligations totaling $12,000. Financing activities during the same quarter of 2005 used cash of $21,000 and consisted of principal payments totaling $10,000 for notes payable and principal payments on capital lease obligations totaling $11,000.

     During the current quarter, despite negative cash flow from operations, working capital and liquidity requirements were adequately covered. As of the date of this filing, the Company faces two significant risks with regard to cash flow and liquidity. The loss of the MRMC contract effective March 1, 2006 will have a significant negative impact on the Company's revenue and profitability beginning in the first quarter of 2006. UMC management will continue its efforts to bring in new business, and to reduce expenses, however, there can be no assurance that the Company will be successful in increasing revenue or reducing expenses to a level that will be adequate to maintain the Company's cash position and profitability. The Company also faces a significant risk with regard to the Company's concentration of accounts receivable. At March 31, 2006 $488,862 or 76% of UMC's outstanding accounts receivable were from one customer, and $138,710 or 28% of the outstanding balance from this customer was aged over 90 days. As of May 9, 2006, MRMC's accounts receivable balance with the Company was $301,675. During 2004 and 2005, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts intended to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. Although it is management's belief that this customer will fulfill its obligations to the Company, there can be no assurance that the customer will not experience financial difficulty that will prevent the payment of the receivables due to UMC. Further delays in payment or a default by this customer on its obligations to UMC would have a material adverse effect on the Company's cash flow and financial position.

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

                          CRITICAL ACCOUNTING POLICIES


     Accounting principles generally accepted in the United States of America require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about UMC's accounting policies is contained in Note B, Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements included in our 2005 Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to understanding UMC's interim financial statements.

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

     Factored accounts receivable are accounted for pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Pursuant to SFAS No. 140, the Company treats its factored accounts receivable as a sales transaction, and as such, no liability is recognized for the amount of the proceeds received from the transfer of the accounts receivable. UMC has a contingent liability to repurchase any invoices that remain unpaid after 90 days. At March 31, 2006 there were no factored invoices outstanding.

     The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first quarter of 2006, the Company capitalized $15,840 in costs incurred for new internal software development that was in the application development stage.

      Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. The Company had three grants of options outstanding at the beginning of the period ended March 31, 2006 that were still vesting. One grant was forfeited during the quarter; one grant fully vested and the other grant continued to vest. The Black-Scholes calculation for stock-based compensation expense was $80 during the first quarter of 2006. The aggregate intrinsic value of the 1,260,000 stock options outstanding at March 31, 2006 totaled approximately $2,000 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of UMC's common stock that were in-the-money at March 31, 2006.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

       In order to ensure that the information that UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, has reviewed and evaluated our disclosure controls and procedures as of March 31, 2006, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since March 31, 2006.

                           PART 11. Other Information

Item 1.  Legal Proceedings

None

Item 1A.Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

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

32-2     Section 906 - Certification of Chief Financial Officer

99.1     Safe Harbor Compliance Statement for Forward-Looking Statements

(B)      Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2005:

         1) On January 27, 2006 the Company furnished a Current Report on Form 8-K reporting notification of change in Registrant's certifying accountant.
         2) On February 13, 2006 the Company furnished a Current Report on Form 8-K attaching a press release reporting notification from one of the Company's significant customers of its intent to bring back in-house the majority of the work currently outsourced to the Company.
         3) On April 28, 2006 the Company furnished a Current Report on Form 8-K attaching a press release reporting the Company's financial results for the fourth quarter and year ended December 31, 2005.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                  (Registrant)



By:   /s/ Gary D. Aderholt                                 Date: May 12, 2006
      -------------------------------------                     -------------
      Gary D. Aderholt
      Corporate Controller
      (Principal Accounting Officer)