Form 10-Q
period 2006-06-30
UNITED MEDICORP INC
filed 2006-08-21
CIK 831460

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-10418

                              UNITED MEDICORP, INC.
               (Exact Name of Company as Specified in its Charter)


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

         Company's Telephone Number, Including Area Code: (806) 669-9223

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [ X ]

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes [   ]   No [ X ]

As of July 31, 2006, there were outstanding 30,768,550 shares of Common Stock, $0.01 par value.


================================================================================

                              UNITED MEDICORP, INC.
                                    FORM 10-Q
                  For the quarterly period ended June 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2006 and
             December 31, 2005.............................................    1

          Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2006 and 2005.............    2

          Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2006 and 2005.......................    3

          Notes to the Condensed Consolidated Financial Statements.........    4

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............    7

ITEM 3.   Quantitative and Qualitative Disclosures
               About Market Risk...........................................   17

ITEM 4.   Controls and Procedures..........................................   18

                        PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................   18
ITEM 1A.  Risk Factors.....................................................   18
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   20
ITEM 3.   Defaults Upon Senior Securities..................................   20
ITEM 4.   Submission of Matters to a Vote of Security Holders..............   20
ITEM 5.   Other Information................................................   21
ITEM 6.   Exhibits      ...................................................   22

Signatures   ..............................................................   22


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            June 30,      December 31,
                                                                              2006            2005
                                                                          ------------    ------------
                           ASSETS

Current assets:
      Cash and cash equivalents .......................................   $    296,909    $    179,613
      Restricted cash .................................................          8,277          11,805
      Accounts receivable, net of allowance for doubtful accounts
         of $141 and $1,701 ...........................................        174,646         719,968
      Purchased accounts receivable portfolio .........................         13,557              --
      Prepaid expenses and other current assets .......................         25,901          63,736
                                                                          ------------    ------------
Total current assets ..................................................        519,290         975,122
Property and equipment, net of accumulated depreciation of $532,576
      and $508,348, respectively ......................................        231,775         257,792
Developed and purchased software, net of accumulated amortization of
      $173,636 and $149,205, respectively .............................        103,634          98,896
Assets under capital leases, net of accumulated amortization of
      $198,470 and $179,550, respectively .............................        109,816         128,736
Other non-current assets ..............................................          1,458           1,458
                                                                          ------------    ------------
Total assets ..........................................................        965,973       1,462,004
                                                                          ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of capital lease obligations ....................         38,390          38,420
      Current portion of notes payable ................................        126,821         129,809
      Trade accounts payable ..........................................         30,872          90,973
      Payable to clients ..............................................          4,370           3,212
      Accrued professional fees .......................................          1,833           1,023
      Accrued payroll and benefits ....................................         66,966         104,068
      Accrued expenses - Allied Health Options ........................          1,551           1,921
      Deferred revenue ................................................          5,000           6,500
      Accrued expenses other ..........................................         28,121          24,422
                                                                          ------------    ------------
Total current liabilities .............................................        303,924         400,348
Long-term capital lease obligations ...................................         42,779          63,178
Long-term notes payable, excluding current portion ....................         88,736          99,112
Deferred revenue - Pampa Economic Development Corporation .............         72,000          72,000
                                                                          ------------    ------------
Total liabilities .....................................................        507,439         634,638
                                                                          ------------    ------------

Stockholders' equity:
      10% Cumulative convertible preferred stock; $0.01 par value;
         5,000,000 shares authorized; none issued .....................             --              --
      Common stock; $0.01 par value; 50,000,000 shares authorized;
         31,119,097 shares issued .....................................        311,191         311,191
      Less treasury stock at cost, 350,547 shares .....................       (223,456)       (223,456)
      Additional paid-in capital ......................................     18,804,382      18,804,271
      Accumulated deficit .............................................    (18,433,583)    (18,064,640)
                                                                          ------------    ------------
         Total stockholders' equity ...................................        458,534         827,366
                                                                          ------------    ------------
         Total liabilities and stockholders' equity ...................   $    965,973    $  1,462,004
                                                                          ============    ============

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                           Three Months Ended               Six Months Ended
                                                                June 30,                         June 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Revenues:
      Billing and collection services .............   $    234,048    $    619,585    $    691,624    $  1,364,232
      Coding services .............................         43,393          57,590          95,964         121,406
      Other revenues ..............................          8,979          15,687          21,248          29,682
                                                      ------------    ------------    ------------    ------------
         Total revenues ...........................        286,420         692,862         808,836       1,515,320

Expenses:
      Wages and benefits ..........................        310,094         481,283         723,171         983,122
      Other selling, general and administrative ...        153,525         184,021         283,408         381,347
      Depreciation and amortization ...............         37,469          42,453          77,728          83,637
      Office, vehicle and equipment rental ........          3,779           2,800           9,158           6,372
      Professional fees ...........................         32,078          25,637          81,616          73,206
      Interest, net ...............................          5,063           4,918           8,009          10,027
      Other (income) expense ......................         (5,284)         37,205          (5,284)         37,205
      Provision for doubtful accounts .............            (11)           (146)            (28)         10,373
                                                      ------------    ------------    ------------    ------------
      Total expenses ..............................        536,713         778,171       1,177,778       1,585,289
                                                      ------------    ------------    ------------    ------------
Net (loss) ........................................   $   (250,293)   $    (85,309)   $   (368,942)   $    (69,969)
                                                      ============    ============    ============    ============

Basic earnings per common share:

      Net (loss) per share ........................   $    (0.0081)   $    (0.0028)   $    (0.0120)   $    (0.0023)
                                                      ============    ============    ============    ============

Weighted average shares outstanding ...............     30,768,550      30,668,550      30,768,550      30,668,550
Diluted earnings per common share:

      Net (loss) per share ........................   $    (0.0081)   $    (0.0028)   $    (0.0120)   $    (0.0023)
                                                      ============    ============    ============    ============

Weighted average shares outstanding ...............     30,768,550      30,668,550      30,768,550      30,668,550







                 The accompanying notes are an integral part of
               these condensed consolidated financial statements


                     UNITED MEDICORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2006          2005
                                                                ----------    ----------
Cash flows from operating activities:
      Net (loss) ............................................   $ (368,942)   $  (69,969)
      Adjustments to reconcile net (loss) to net cash (used)
      provided by operating activities:
              Depreciation of fixed assets ..................       58,807        64,717
              Amortization of assets under capital leases ...       18,920        18,920
              Provision for doubtful accounts ...............          496        12,018
              (Gain) on disposition of assets ...............       (5,284)         (631)
              Stock-based compensation ......................          111            --
         Changes in assets and liabilities:
              Restricted cash ...............................        3,528        46,652
              Accounts receivable ...........................      544,826       (27,630)
              Factor reserve ................................           --         5,033
              Prepaid expenses and other assets .............       37,835        25,116
              Accounts payable ..............................      (60,101)      (18,546)
              Payable to clients ............................        1,158       (28,361)
              Accrued liabilities ...........................      (32,964)      (43,103)
              Deferred revenue ..............................       (1,500)           --
                                                                ----------    ----------

Net cash (used) provided by operating activities ............      196,890       (15,784)

Cash flows from investing activities:
      Purchase of accounts receivable portfolio .............      (13,558)           --
      Receipts of purchased accounts receivable portfolio ...           --            --
      Purchase of equipment and software ....................       (9,111)      (13,467)
      Capitalized software development ......................      (29,168)      (33,869)
      Proceeds from sale of equipment .......................        6,036        12,158
                                                                ----------    ----------
Net cash used in investing activities .......................      (45,801)      (35,178)

Cash flows from financing activities:
      Repayment of capital lease obligations ................      (20,429)      (22,172)
      Repayment of notes ....................................      (13,364)      (19,144)
                                                                ----------    ----------
Net cash used in financing activities .......................      (33,793)      (41,316)
                                                                ----------    ----------
Change in cash and cash equivalents .........................      117,296       (92,278)
Cash and cash equivalents at beginning of period ............      179,613       263,640
                                                                ----------    ----------
Cash and cash equivalents at end of period ..................   $  296,909    $  171,362
                                                                ==========    ==========

Supplemental disclosures:
Cash paid for interest ......................................   $   17,815    $    9,985







                 The accompanying notes are an integral part of
               these condensed consolidated financial statements

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of United Medicorp, Inc. ("UMC" or the "Company") include its wholly owned subsidiaries, United Moneycorp. Inc. ("UMY") and United Medcash, LLC ("UMK"). All material intercompany transactions and balances have been eliminated. The financial information presented should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005 included in the Company's Form 10-K.

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

                        ACCOUNTS RECEIVABLE CONCENTRATION

     The following table shows the concentration of total accounts receivable at June 30, 2006 and December 31, 2005.

                                          06/30/06       12/31/05
                                         ----------     ----------
      Customer A...................              27%            77%
      Customer B...................              12              1
      Other customers..............              61             22
                                         ----------     ----------
                                                100%           100%
                                         ==========     ==========

     As of June 30, 2006, 27 percent of UMC's outstanding trade receivables were from Customer A. During 2004 and 2005, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. The total receivable from this customer at December 31, 2005 was $543,418 of which $170,333 was outstanding over 90 days. As of June 30, 2006, the total receivable from this customer was $45,229 of which $0 was outstanding over 90 days. This customer paid the Company for all past due invoices in the second quarter of 2006.

     As of June 30, 2006, 12 percent of UMC's outstanding trade receivables were from Customer B. The total receivable from this customer at December 31, 2005 was $8,852 of which $0 was outstanding over 90 days. The total receivable from this customer at June 30, 2006 was $19,973 of which $0 was outstanding for over 90 days.

                    PURCHASED ACCOUNTS RECEIVABLE PORTFOLIO

     During the second quarter, UMC formed UMK specifically for the purpose of purchasing accounts receivable from healthcare providers. Purchased A/R Portfolio represents the cost of one portfolio of accounts, which was purchased by UMK on June 23, 2006. As of June 30, 2006, no collections had been received by UMK from the accounts included in this portfolio.

     Consistent with the guidance provided under AICPA SOP 03-3, "Accounting For Loans or Certain Securities Acquired In a Transfer", UMC has adopted the cost recovery method of accounting for portfolios of purchased accounts receivable. This method is appropriate when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue will be recognized until UMK has fully collected the cost of the portfolio, or until such time as UMK management believes future collections to be probable and estimable.

     During the second quarter of 2006, UMK purchased approximately $14,000 worth of accounts receivable with a face value of $157,000. There were no collections of the receivables by UMK.

                           SOFTWARE DEVELOPMENT COSTS

     The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation stages of development. During the first six months of 2006, the Company capitalized $29,168 in costs incurred for new internal software development that was in the application development stage.

                            STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. The adoption of SFAS 123R had no material impact on the Company's consolidated financial statements as of and for the six months ended June 30, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. The Company had two grants of options outstanding at the beginning of the period ended June 30, 2006 that were still vesting and continue to vest. The Black-Scholes calculation for stock-based compensation expense was $80 and $31 during the first and second quarters of 2006, respectively. The aggregate intrinsic value of the 1,170,000 stock options outstanding at June 30, 2006 totaled approximately $1,600. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of UMC's common stock that were in-the-money at June 30, 2006.

     Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. Had the Company determined compensation for the period ended June 30, 2005 based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, net income and net income per share would not have significantly differed from reported net income.

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

                                SUBSEQUENT EVENT

    Acquisition Of Contract Rights From Incipient Healthcare Solutions, Inc.

     Effective August 1, 2006, UMC and Incipient Healthcare Solutions, Inc. ("IHS") executed an Asset Purchase Agreement (the "Agreement"). Under the Agreement, UMC will acquire all rights under IHS' contracts with its customers, and all of the rights to new customer contracts, which are in the IHS sales pipeline. In order to manage the transition of the IHS contracts, the President of IHS will assume the position of Vice President, Business Development of UMC.

     Because IHS had filed for protection under Chapter XI of the U.S. Bankruptcy Code in July 2004, the Agreement is contingent upon Bankruptcy Court approval of its terms. There can be no assurance that the Bankruptcy Court will approve the terms of the Agreement. Final Closing of the transaction will occur following approval of the Agreement by the Bankruptcy Court.

     In consideration for these rights, UMC agreed to pay the sum of $285,000, payable as follows:

     1) UMC will assume responsibility for making monthly payments of $2,500 plus interest on a note payable to IHS' bank in the amount of $135,000. Upon Closing, UMC will fully assume this note and pay $2,500 per month, plus interest, until the balance has been paid in full.

     2) Upon Closing, UMC shall execute a non-interest bearing promissory note payable to IHS in the amount of $150,000. UMC will pay $2,500 per month on this note, until the balance has been paid in full.

     Other than the contract rights and liabilities described above, UMC acquired no other assets nor assumed any other liabilities pursuant to the Agreement.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


                             GENERAL CONSIDERATIONS

     Except for the historical information contained herein, the matters discussed may include forward-looking statements relating to such matters as anticipated financial performance, legal issues, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements include the intent, belief, or current expectations of the Company and members of its senior management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth under Item 1A of this Form 10-Q and are incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


     UMC and UMY derive their primary revenues from medical claims processing and accounts receivable management services. A substantial portion of UMC and UMY revenues are derived from recurring monthly charges to its customers under service contracts that typically are cancelable with a 30 to 60 day notice.


                                   CLAIMS MANAGEMENT SERVICES - PROCESSING VOLUMES

                        2006                      2005                                2004                        2003
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                       Quarter                   Quarter                             Quarter                     Quarter
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                  Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
   Claims Mgmt
----------------
Number of Claims
  Accepted for
  Processing:
    Ongoing           15    7,376   15,679   16,651   19,422   24,667   21,674   21,772   26,250   36,869   36,740   42,001
    Backlog           --       --       --       --       --       --       --       --    1,588       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            15    7,376   15,679   16,651   19,422   24,667   21,674   21,772   27,838   36,869   36,740   42,001

 Gross $ Amount
    of Claims
  Accepted for
  Processing
   (000's):
    Ongoing           47   22,564   37,141   36,999   39,828   53,700   51,753   56,806   84,830   34,232   40,723   36,662
    Backlog           --       --       --       --       --       --       --       --    4,733       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            47   22,564   37,141   36,999   39,828   53,700   51,753   56,806   89,563   34,232   40,723   36,662

 Collection $
    (000's)
    Ongoing        1,105    9,555   11,499   11,001   13,153   15,912   14,604   18,806   20,635    8,780    7,897    6,923
    Backlog           --       --       --       --       --       71      156      330        4       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         1,105    9,555   11,499   11,001   13,153   15,983   14,760   19,136   20,639    8,780    7,897    6,923

  Fees Earned
    (000's)
    Ongoing           30      253      301      312      391      472      496      586      830      560      522      500
    Backlog           --       --       --       --       --        2        4        9       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total            30      253      301      312      391      474      500      595      830      560      522      500

 Average Fee %
    Ongoing         2.7%     2.6%     2.6%     2.8%     3.0%     3.4%     3.1%     4.0%    6.4%      6.6%     7.2%    7.3 %
    Backlog          --%      --%      --%      --%      --%     2.8%     2.8%     2.5%     2.7%      --%      --%      --%


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

                                  COLLECTION AGENCY SERVICES - PROCESSING VOLUME

                        2006                      2005                                2004                        2003
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                       Quarter                   Quarter                             Quarter                     Quarter
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                  Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
       UMY
-----------------
    Number of
Accounts Accepted
 for Collection:
     (000's)
    Early out     25,476   25,889   29,367   35,614   36,057   36,936   33,274   34,364   43,803   37,828   37,336   34,601
    Bad debt       6,200    6,220    8,279   32,281   24,002   13,949   12,728   24,677   22,268   21,728   38,092   27,390
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        31,676   32,109   37,646   67,895   60,059   50,885   46,002   59,041   66,071   59,556   75,428   61,991

 Gross $ Amount
   of Accounts
  Accepted for
   Collection
     (000's)
    Early out     34,686   31,710   35,946   39,793   40,832   35,915   36,427   36,683   50,768   38,110   32,808   30,561
    Bad debt       3,925    4,406    5,610   19,218    9,146   12,507    6,839   10,242    3,598   14,067   24,693   16,993
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total        38,611   36,116   41,556   59,011   49,978   48,422   43,266   46,925   54,366   52,177   57,501   47,554

  Collection $
     (000's)
    Early out       2,143    1,967    2,291    2,307   2,342    2,072    2,048    2,363    2,456    2,679    2,535    1,862
    Bad debt         205      258      313      293      221      250      264      288      618    1,140    1,301    1,283
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         2,348    2,225    2,604    2,600    2,563    2,322    2,312    2,651    3,074    3,819    3,836    3,145

  Fees Earned
     (000's)
    Early out        154      142      170      170      174      172      150      186      191      222      202      182
    Bad debt          50       64       76       69       55       61       65       66      143      241      279      279
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total           204      206      246      239      229      233      215      252      334      463      481      461

  Average Fee %
    Early out       7.2%     7.2%     7.4%     7.4%     7.4%     8.3%     7.3%     7.9%     7.9%     8.3%     8.0%     9.7%
    Bad debt       24.4%    24.8%    24.3%    23.5%    24.9%    24.4%    24.6%    22.9%    23.5%    21.3%    21.4%    21.7%

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


                                        CODING SERVICES - OFF-SITE PROCESSING VOLUME

                        2006                      2005                                2004                        2003
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                       Quarter                   Quarter                             Quarter                     Quarter
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                  Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Collection Svcs
---------------
   Number of
Claims Accepted
   for Coding:
   Inpatient         758      946    1,052      706      953    1,221      543      604      602      832      303      177
   Outpatient      1,260    1,233      780      809    1,164      820      633    1,657      780      699    1,007      734
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total         2,018    2,179    1,832    1,515    2,117    2,041    1,176    2,261    1,382    1,531    1,310      911

  Fees Earned
    (000's)
   Combined           22       25       22       18       23       32       18       25       22       27       20       17

     UMC prices its off-site coding services according to the types of claims coded. In general, inpatient claims are more complex than outpatient claims, and are priced higher accordingly.


                                         DEBT PURCHASING - PROCESSING VOLUME

                        2006                      2005                                2004                        2003
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                       Quarter                   Quarter                             Quarter                     Quarter
                  ----------------  ----------------------------------  ----------------------------------  ----------------
                  Second    First   Fourth    Third   Second    First   Fourth    Third   Second    First   Fourth    Third
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
      UMK
---------------
   Number of
   Accounts
   Purchased:      1,642       --       --       --       --       --       --       --       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
  Face Value $
  Of Purchased
   AR (000's)      157         --       --       --       --       --       --       --       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

    Cost of
   Purchased
   AR (000's)        14        --       --       --       --       --       --       --       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

  Collection $
    (000's)           --       --       --       --       --       --       --       --       --       --       --       --
                  ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------

     During the second quarter, UMC formed UMK specifically for the purpose of purchasing accounts receivable from healthcare providers. Purchased accounts receivable portfolio represents the cost of one portfolio of accounts, which was purchased by UMK on June 23, 2006. As of June 30, 2006, no collections had been received by UMK from the accounts included in this portfolio.

                          LOSS OF SIGNIFICANT CUSTOMERS

     On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Company's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC will be able to bring this service back in-house. Total revenues earned by the Company from Claims Billing Services provided to MRMC were $28,000 and $275,000, which represented 11% and 41% of the Company's total revenue for the second quarter of 2006 and 2005, respectively. Total revenues earned by the Company from Claims Billing Services provided to MRMC were $1,119,633, which represented 40% of the Company's total revenue for the year 2005.

     On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital plans to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believes that the hospital's staff will be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. The cancelled portions of this contract provided revenue of $2,000 and $95,000, which represented 1% and 14% of total revenue for the second quarter of 2006 and 2005, respectively.


                 MANAGEMENT'S PLAN WITH RESPECT TO LOST REVENUES

     During the past several years, management has taken steps to lessen the Company's concentration risk associated with its large customers. These steps include, but are not limited to:

o In April 2002, the Company started up UMC's Coding Services Division. This division generated revenue of $96,000 and $121,000 during the first six months of 2006 and 2005, respectively. For the year 2005, this division generated revenue of $222,000.

o In March 2003, the Company began development of its Electronic Medical Records Storage service. The beta test of this product was completed in September 2003, and the Company began offering this service to its customers shortly thereafter.

o From 2000 to 2006 the annual budget for UMC's sales and marketing department has increased from $0 to $175,000. The Company's actual expenses for sales and marketing were $79,000 and $121,000 during the first half of 2006 and 2005, respectively. The actual expenses for sales and marketing were $271,000 and $293,000 for the years 2005 and 2004, respectively.

     With the loss of the PHS and LHH contracts in 2004, the loss of the BSH contract in 2005, and the loss of the MRMC billing contract in 2006, the Company will face a significant challenge in 2006 to maintain the level of revenue that it produced in 2005. Management's forecast of revenue for 2006 from the Company's existing customers as of the date of this report plus incentives from the Company's agreement with the Pampa Economic Development Corporation shows a significant decrease from 2005. The difference between this forecast and total 2005 revenue will have to be made up from new sales of services to new and existing customers.

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


                              RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Condensed
Consolidated Statements of Operations expressed as a percentage of revenues:

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                               ------------------     ------------------
                                                 2006      2005         2006      2005
                                               --------  --------     --------  --------
     Revenue                                     100%      100%         100%      100%
                                               --------  --------     --------  --------

     Wages and benefits.....................     106        69           89        65
     Selling, general and administrative....      53        27           35        25
     Depreciation and amortization..........      13         6            9         6
     Office, vehicle and equipment rental...       1        --            1        --
     Professional fees......................      13         4           11         5
     Interest, net, and other expense.......       2         6            1         3
     Provision for doubtful accounts........      --        --           --         1
                                               --------  --------     --------  --------
     Total expenses.........................     188       112          146       105
                                               --------  --------     --------  --------
     Net income (loss)                           (88)%     (12)%        (46)%      (5)%
                                               ========  ========     ========  ========

Comparison of the Quarter Ended June 30, 2006 to the Quarter Ended June 30, 2005

       Revenues decreased $400,000, or 58% primarily due to the following:

o Ongoing Accounts Receivable Management Services revenue of $28,000 in the current quarter decreased by $342,000 compared to the same quarter in 2005 primarily as a result of the discontinuation of two ongoing accounts receivable management service contracts during 2005 and 2006. These contracts provided combined revenue of $28,000 and $370,000 during the second quarter of 2006 and 2005, respectively.

o In March 2005, UMC received notice from Brownsville Surgical Hospital ("BSH") that the Company's ongoing accounts receivable management service contract with this customer would terminate on April 15, 2005. According to BSH management the contract with UMC was being terminated in order to bring the claims billing and follow up, coding and early out self pay collection functions in house, which they believed would result in cost savings to the hospital. BSH management expressed their appreciation to UMC for the quality of service provided to the hospital during its start up and the first four years of the hospital's operations. UMC continued to receive placements of new business from BSH through April 18, 2005. Revenue from this contract ramped down rapidly during the second quarter of 2005. This contract provided ongoing accounts receivable management service revenue of $0 and $95,000 which represented 0% and 21% of UMC's revenue from Ongoing Accounts Receivable Management Services for the second quarter of 2006 and 2005, respectively.

o On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Company's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC would be able to bring this service back in-house. Total revenues earned by the Company from Claims Billing Services provided to MRMC were $28,000 and $275,000, which represented 100% and 74% of the Company's revenue from Ongoing Accounts Receivable Management Services for the second quarter of 2006 and 2005, respectively.

o Collection Agency Services revenue of $206,000 in the current quarter decreased by $43,000 compared to the same quarter of 2005, due primarily to the loss of the Citizens Medical Center contract in October of 2005. This contract produced revenue of $3,000 and $49,000 during the second quarter of 2006 and 2005 respectively.

o Coding Services revenue of $43,000 during the second quarter of 2006 decreased by $14,000 compared to same quarter of 2005, due primarily to the loss of ongoing business from the second quarter 2005, which is partially offset by fees for Chargemaster services during the second quarter of 2006 of $20,000.

o Other Revenue of $9,000 in the current quarter decreased by $7,000 compared to the second quarter of 2005. Other revenue in the second quarter of 2006 consisted of Incentives from the Pampa Economic Development Corporation ("PEDC") of $9,000. Other revenue during the second quarter of 2005 consisted of: Incentives from the Pampa Economic Development Corporation ("PEDC") of $13,000; consulting fees of $1,000.

     Wages and benefits expense decreased $171,000 or 36% due primarily to decreased headcount. During the second quarter of 2006, the Company's headcount averaged 42 full time employees and 6 part time employees, compared to an average headcount of 55 full time employees and 14 part time employees during the second quarter of 2005. Wage and salary expense was $244,000 during the second quarter of 2006 compared to $385,000 during the second quarter of 2005. Payroll tax expense and employee benefit costs were $62,000 during the second quarter of 2006 compared to $89,000 during the second quarter of 2005. Bonus expense also decreased from $7,000 in the second quarter of 2005 to $4,000 in the second quarter of 2006.

     Selling, general and administrative expense decreased $30,000 or 16% mainly due to headcount reductions and other cost saving tactics. The primary reductions are commissions, $4,000; telephone expense, $6,000; postage, $13,000; taxes and insurance, $6,000. The decrease in telephone expense is a result of restructuring the Company's telecommunications resources during the second quarter of 2006. The decrease in postage expense results from a drop in the volume of collection letters mailed out during the second quarter of 2006 compared to the same quarter in 2005.

     Office, vehicle and equipment rental expense increased $1,000 or 35% due to the securing of two corporate apartments in Pampa for the Company's CEO and VP of Operations in the first quarter of 2006.

     Depreciation and amortization expense decreased $5,000 or 12% during the second quarter of 2006 as compared to the second quarter of 2005 due to some assets becoming fully depreciated.

     Professional fees expense increased $13,000 or 52% due primarily to an increase in audit fees, which was offset by a decrease in legal and director fees in the first quarter of 2006. Additional audit fees of $16,000 were expensed in the second quarter of 2006 compared to $8,000 in the second quarter of 2005. Legal fees of $8,000 relating to the Company's entry into the healthcare debt purchasing market were incurred during the second quarter of 2006 compared to $2,000 in the second quarter of 2005. Director fees were $2,000 in the second quarter 2006 compared to $6,000 in the second quarter of 2005.

     Other (income) expense decreased $32,000 in the second quarter of 2006 compared to the second quarter of 2005. This is primarily due to settlement costs of $37,000 in the second quarter of 2005, while there were none in 2006. This was partially offset by the second quarter 2006 gain on sale of assets of $5,000.

     Provision for doubtful accounts was not significant in the second quarter of 2006 or the second quarter of 2005.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

       Revenues decreased $707,000 or 46% primarily due to the following:

o Ongoing Claims Management Services revenue of $267,000 in the current six-month period decreased by $575,000 compared to the first six months of 2005 as a result of losing two significant contracts in the Company's claims inventory mix. The decrease was due primarily to the loss of the MRMC contract, which produced $567,000 in fees during the six months ended June 30, 2005, and $267,000 in fees during the 2006 period; the loss of the BSH contract, which generated $272,000 in fees during the six months ended June 30, 2005, and $0 during the 2006 period.

o Collection Agency Services revenue of $424,000 in the current six-month period decreased by $93,000 compared to the same period of 2005, primarily due to the loss of the Citizen's contract which generated fees of $89,000 in 2005 and $3,000 in the current period.

o Coding Services revenue of $96,000 decreased $25,000 compared to the first six months of 2005 due to the MRMC coding services ending in the forth quarter of 2006.

o Other revenue of $21,000 during the current six-month period decreased by $9,000 compared to the same six-month period in 2005. This decrease is due primarily to decreased job incentive revenue from the PEDC attributable to decreased headcount in 2006.

     Wages and benefits expense decreased $260,000 or 26% due primarily to decreased headcount. The Company averaged 46 full time and 7 part time employees during the first six months of 2006 compared to 58 full time and 14 part time during the first 6 months of 2005. Salary and wage expense decreased by $203,000, payroll tax expense decreased $22,000, and employee benefit cost decreased $22,000 during the first six months of 2006 compared to the first six months of 2005. Bonus expense decreased $13,000 during the current six-month period due to lower performance bonuses paid to operations employees and the elimination of the management bonus accrual as a result of decreased fees and profitability.

     Selling, general and administrative expense decreased $98,000 or 26% primarily due to decreases of postage $21,000 and office supplies $7,000 due to reduced headcount and a decrease in the number of collection letters sent during the first six months of 2006; sales commissions decreased $18,000 as a result of reduced sales; and telephone expense decreased $8,000 as a result of restructuring the Company's telecommunication resources; taxes and insurance expense decreased $13,000 as a result of the reduction in headcount from the first six months of 2005; advertising and marketing expense decreased by $24,000 due to sales brochures being prepared in the first six months of 2005.

     Depreciation and amortization expense decreased $6,000 or 7% as a result of assets becoming fully depreciated during the first six months of 2006 and vehicle sales during the first six months of 2005.

     Office, vehicle and equipment rental expense increased $3,000 or 44% primarily due to the securing of two corporate apartments in Pampa for the Company's CEO and VP of Operations in the first quarter of 2006.

     Professional fees increased $7,000 or 10% due primarily to audit and accounting fees of $58,000 incurred during the first six months of 2006 compared to $24,000 incurred during the first six months of 2005. In addition to the increase in audit and accounting fees, legal fees decreased by $17,000, and Director's fees decreased by $10,000.

     Interest, net decreased $2,000 or 20% due to the reimbursement of interest charges on UMC's two bank lines of credit by a UMC customer in lieu of interest charges on the outstanding invoices payable to UMC by this customer, and the pay off of notes from automobile sales.

     Other (income) expense decreased $32,000 in the second quarter of 2006 compared to the second quarter of 2005. This is primarily due to settlement costs of $37,000 in the second quarter of 2005, while there were none in 2006. This was partially offset by the second quarter 2006 gain on sale of assets of $5,000.

                         Liquidity and Capital Resources

     At June 30, 2006, the Company's liquid assets, consisting of cash, totaled $297,000 compared to cash of $180,000 at December 31, 2005. Working capital was $208,000 at June 30, 2006 compared to working capital of $563,000 at December 31, 2005.

     Operating activities during the six months ended June 30, 2006 provided cash of $197,000 compared to expending cash of $16,000 during the same period of 2005.

     Cash of $46,000 was expended on investing activities during the first six months of 2006. Cash of $14,000 was expended for the purchase of one AR portfolio, $3,000 for the purchase of computer equipment, $6,000 for the purchase of office and telephone equipment, and $29,000 was expended for new internal software development during the first six months of 2006. This was partially offset by $6,000 from the sale of equipment. The Company expended cash of $14,000 for the purchase of equipment and $34,000 for new internal software development during the same period of 2005. This was offset by $12,000 from the sale of equipment.

     Financing activities during the first half of 2006 used cash of $34,000 and consisted of principal payments totaling $13,000 for notes payable plus principal payments on capital lease obligations totaling $21,000. Financing activities during the same period of 2005 used cash of $41,000 and consisted of principal payments totaling $19,000 for notes payable and principal payments on capital lease obligations totaling $22,000.

     During the first six months, working capital and liquidity requirements were adequately covered. As of the date of this filing, the Company faces a significant risk with regard to cash flow and liquidity. The loss of the MRMC contract effective March 1, 2006 has had a significant negative impact on the Company's revenue and profitability beginning in the first half of 2006. UMC management will continue its efforts to bring in new business, and to reduce expenses, however, there can be no assurance that the Company will be successful in increasing revenue or reducing expenses to a level that will be adequate to meet the Company's cash requirements.

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

     The Company reports financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, United Medicorp, Inc., and its subsidiaries as a whole. Transactions between the parent company and its subsidiaries are eliminated for this purpose. UMC owns all of the capital stock of its subsidiaries, and does not have any subsidiaries that are not consolidated. UMC does not have any subsidiaries that are "off balance sheet", UMC has not entered into any "off balance sheet" transactions, and UMC has no "variable interest entities".

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

     Consistent with the guidance provided under AICPA SOP 03-3, "Accounting For Loans or Certain Securities Acquired In a Transfer", UMC has adopted the cost recovery method of accounting for portfolios of purchased accounts receivable. This method is appropriate when collections on a particular portfolio cannot be reasonably predicted. Under the cost recovery method, no revenue will be recognized until UMK has fully collected the cost of the portfolio, or until such time as UMK management believes future collections to be probable and estimable.

     The cost of software that is developed or purchased for internal use is accounted for pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Pursuant to SOP 98-1, the Company capitalizes costs incurred during the application development stage of software developed for internal use, and expenses costs incurred during the preliminary project and the post-implementation operation stage's of development. During the first six months of 2006, the Company capitalized $29,168 in costs incurred for new internal software development that was in the application development stage.

     Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. The Company had two grants of options outstanding at the beginning of the period ended June 30, 2006 that were still vesting and continue to vest. The Black-Scholes calculation for stock-based compensation expense was $80 and $31 during the first and second quarters of 2006, respectively. The aggregate intrinsic value of the 1,170,000 stock options outstanding at June 30, 2006 totaled approximately $1,600. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of UMC's common stock that were in-the-money at June 30, 2006.


                                Subsequent Event

    Acquisition Of Contract Rights From Incipient Healthcare Solutions, Inc.

      Effective August 1, 2006, UMC and Incipient Healthcare Solutions, Inc. ("IHS") executed an Asset Purchase Agreement (the "Agreement"). Under the Agreement, UMC will acquire all rights under IHS' contracts with its customers, and all of the rights to new customer contracts, which are in the IHS sales pipeline. In order to manage the transition of the IHS contracts, the President of IHS will assume the position of Vice President, Business Development of UMC.

     Because IHS had filed for protection under Chapter XI of the U.S. Bankruptcy Code in July 2004, the Agreement is contingent upon Bankruptcy Court approval of its terms. There can be no assurance that the Bankruptcy Court will approve the terms of the Agreement. Final Closing of the transaction will occur following approval of the Agreement by the Bankruptcy Court.

     In consideration for these rights, UMC agreed to pay the sum of $285,000, payable as follows:

     1) UMC will assume responsibility for making monthly payments of $2,500 plus interest on a note payable to IHS' bank in the amount of $135,000. Upon Closing, UMC will fully assume this note and pay $2,500 per month, plus interest, until the balance has been paid in full.

     2) Upon Closing, UMC shall execute a non-interest bearing promissory note payable to IHS in the amount of $150,000. UMC will pay $2,500 per month on this note, until the balance has been paid in full.

     Other than the contract rights and liabilities described above, UMC acquired no other assets nor assumed any other liabilities pursuant to the Agreement.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     The Company qualifies as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. As such, the Company is not required to provide information related to the quantitative and qualitative disclosures about market risk.

Item 4 - Controls and Procedures.

     In order to ensure that the information that UMC must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Peter W. Seaman, has reviewed and evaluated our disclosure controls and procedures as of June 30, 2006, and concluded that our disclosure controls and procedures are appropriate and that no changes are required at this time.

     There have been no significant changes in our internal controls, or in other factors that could affect our internal controls, since June 30, 2006.


                           PART II. Other Information


Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

     In passing the Private Securities Litigation Reform Act of 1995 (the
"Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. United Medicorp, Inc., including its wholly owned subsidiary United Moneycorp, Inc., ("UMY"), hereinafter collectively referred to as "UMC" or the "Company," intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined by the Reform Act. Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of UMC. The Company undertakes no obligation to update or revise this Safe Harbor Compliance
Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, UMC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     UMC provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in this Quarterly Report on Form 10-Q and also include, but are not limited to:

                           CUSTOMER CONCENTRATION RISK

     The percentage market mix of total revenue from continuing operations was:

                                      Six Months                Year Ended December 31,
                                        Ended        ---------------------------------------------
                                    June 30, 2006        2005            2004            2003
                                    -------------    -------------   -------------   -------------
      Customer A.................         51%              52%             20%             --%
      Customer B.................          1               12              17              17
      Customer C.................         --               --              20              62
      Other customers............         48               36              43              21
                                    -------------    -------------   -------------   -------------

                                         100%             100%            100%            100%
                                    =============    =============   =============    =============

     For the six months ended June 30, 2006, 51 of the Company's revenues came from a contract with a hospital in East Texas (Customer A). This contract also accounted for 52% and 20% of total consolidated revenues for the years ended December 31, 2005 and 2004, respectively. On January 19, 2006 the Company received notice from Marshall Regional Medical Center ("MRMC") that MRMC would discontinue using the Company's Claims Billing Services, effective March 1, 2006. MRMC management advised UMC that with the Company's assistance and guidance, MRMC would be able to bring this service back in-house. Total revenues earned by the Company from Claims Billing Services provided to MRMC were $1,119,633 and $653,088, which represented 40% and 16% of the Company's total revenue for the years 2005 and 2004, respectively.

     For the six months ended June 30, 2006, 1% of the Company's revenues came from a contract with Brownsville Surgical Hospital (Customer B). This contract also accounted for 12%, 17% and 17% of total consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. On March 7, 2005, the Company received notice from Brownsville Surgical Hospital ("BSH") that effective April 15, 2005 BSH would terminate the claims billing and follow up, early stage patient balance collection, and coding services portions of their accounts receivable management contract with UMC dated October 31, 2000. Per BSH management, the hospital planned to bring these services in house at that time. BSH management indicated their appreciation for UMC's performance over the life of this contract, but believed that the hospital would be able to provide these services more cost effectively in house. UMC will continue to provide bad debt collection services for BSH. UMC continued to receive placements of new claims and early stage collection accounts from BSH through April 18, 2005. Revenue from this contract ramped down rapidly during the second quarter of 2005.

     For the Years 2004, 2003 and 2002, a large portion of the Company's revenues came from a contract with Presbyterian Healthcare Systems ("PHS") of New Mexico (Customer C). This contract accounted for approximately 0%, 0%, 20% and 62% of total consolidated revenues for the first six months of 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. On October 22, 2003 UMC announced the resignation of its key contact at PHS. On February 20, 2004 UMC announced that it had been informed by new management at PHS that most of the business outsourced to UMC would be re-bid, and that the remaining business would be brought back in house in mid 2004. On March 15, 2004 PHS informed UMC that it was not selected as one of the vendors to provide ongoing services for PHS. PHS management stated that the reason UMC was not selected was because other vendors had submitted proposals with fee percentages lower than those proposed by UMC. UMC continued to receive placements of accounts from PHS through March 31, 2004 and revenue from PHS ramped down rapidly over the remainder of 2004.

     The balance of the Company's revenues during the first six months of 2006 came from approximately 25 other customers.

                        ACCOUNTS RECEIVABLE CONCENTRATION

     The following table shows the concentration of total accounts receivable at June 30, 2006 and December 31, 2005.

                                                   06/30/06         12/31/05
                                                -------------    -------------
      Customer A..........................            27%              77%
      Customer B..........................            12                1
      Other customers.....................            61               22
                                                -------------    -------------
                                                     100%             100%
                                                =============    =============

     As of June 30, 2006, 27 percent of UMC's outstanding trade receivables were from Customer A. During 2004 and 2005, this customer experienced cash flow problems that resulted in the aging of its payables to UMC. In January of 2005, UMC began receiving weekly payments from this customer in amounts designed to not only cover the amount of weekly invoices generated by UMC to this customer, but to also begin paying down the outstanding amount. The total receivable from this customer at December 31, 2005 was $543,418 of which $170,333 was outstanding over 90 days. As of June 30, 2006, the total receivable from this customer was $45,229 of which $0 was outstanding over 90 days. This customer paid the Company for all past due invoices in the second quarter of 2006.

     As of June 30, 2006, 12 percent of UMC's outstanding trade receivables were from Customer B. The total receivable from this customer at December 31, 2005 was $8,852 of which $0 was outstanding over 90 days. The total receivable from this customer at June 30, 2006 was $19,973 of which $0 was outstanding for over 90 days.

                                  GOING CONCERN

     The Company has suffered the loss of several significant customer contracts during the last two years. In addition, the Company has not been successful in completing the sale of new contracts sufficient to replace all or at least a significant portion of the revenues lost. The Company generated net losses of $250,293 and $118,649 for the second and first quarters of 2006, respectively, and a net loss of $101,635 for the year 2005, and is projecting a net loss for the third quarter of 2006. Due to uncertainties regarding a number of new customer contracts that are in the Company's sales pipeline, it is difficult for management to project the Company's revenue performance, operating profits or loss, or cash requirements for more than a few months. It is possible that the Company will need to raise additional capital during 2006 to satisfy working capital and debt service requirements. There is no assurance that the Company will be able to raise the amount of debt or equity capital that may be required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions, and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to further scale back its operations, including its efforts to complete new sales. The Company's short term needs for capital may force it to consider and potentially pursue strategic options that it might otherwise not have considered desirable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Management has implemented several actions to improve the financial performance of the Company. The Company has reduced staff aggressively to control expenses, reduced the pay of salaried employees by 10%, reduced the pay of its CEO by 20%, and eliminated the monthly accrual for Paid Time Off. The Company's telecommunications resources have been restructured to reduce cost. On

February 17, 2006, the Company released its Vice President of Sales & Marketing; on March 30, the Company hired a new Director of Sales & Marketing. The Company has invested about $27,500 in sales and legal costs and a significant amount of management time in its efforts to enter the healthcare debt purchasing market. These efforts are still in progress, and there can be no assurance that the Company will be successful in completing new sales in this market, or that the revenues derived from debt purchasing will yield operating profits in the future. In addition, there can be no assurance that the Company will be able to obtain funding with which to engage in debt purchasing should the Company's efforts to complete the sale of these services be successful.

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

31-1         Section 302 - Certification of Chief Executive Officer

31-2         Section 302 - Certification of Chief Financial Officer

32-1         Section 906 - Certification of Chief Executive Officer

32-2         Section 906 - Certification of Chief Financial Officer





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED MEDICORP, INC.
                                    (Company)



By:  /s/ Gary D. Aderholt                            Date: August 18, 2006
     --------------------------------                      ---------------
     Gary D. Aderholt
     Corporate Controller
     (Principal Accounting Officer)